Form 10-Q
period 1997-11-30
WARWICK COMMUNITY BANCORP INC
filed 1998-01-14
CIK 1046209

As filed with the Securities and Exchange Commission on January 14, 1998

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended November 30, 1997

                                       OR

/_/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ________

         Commission File Number: 0-23293


                         WARWICK COMMUNITY BANCORP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


        DELAWARE                                             06-1497903
(STATE OR OTHER JURISDICTION                                 (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NO.)

                     18 OAKLAND AVENUE, WARWICK, NEW YORK    10990-0591
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)  (ZIP CODE)

                                 (914) 986-2206
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days.

                    Yes                               No X
                       ---                              ---

         As of January 12, 1998, there were 6,606,548 shares of the Registrant's common stock outstanding.

                                    FORM 10-Q
                         WARWICK COMMUNITY BANCORP, INC.
                                      INDEX

                                                                          Page
PART I -- FINANCIAL INFORMATION                                          Number
-------------------------------                                          ------

Item 1.    Financial Statements -- Unaudited

           Consolidated Statements of Financial Condition at
            November 30, 1997 and May 31, 1997                             3

           Consolidated Statements of Income for the three and six
            months ended November 30, 1997 and 1996                        4

           Consolidated Statement of Changes in Net Worth
            the six months ended November 30, 1997                         5

           Consolidated Statements of Cash Flows for the six
            months ended November 30, 1997 and 1996                        6

           Notes to Unaudited Consolidated Financial Statements            7-10

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             10-17

Item 3.    Quantitative and Qualitative Disclosures about Market Risk      18

PART II -- OTHER INFORMATION
----------------------------

Item 1.    Legal Proceedings                                               18

Item 2.    Changes in Securities                                           18

Item 3.    Defaults Upon Senior Securities                                 18

Item 4.    Submission of Matters to a Vote of Security Holders             18

Item 5.    Other Information                                               18

Item 6.    Exhibits and Reports on Form 8-K                                18

Signature Page                                                             19

================================================================================

Statements contained in this Form 10-Q which are not historical facts are forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those projected. Such risks and uncertainties included potential changes in interest rates, competitive factors in the financial services industry, general economic conditions, the effect of new legislation and other risks detailed in documents filed by the Company with the Securities and Exchange Commission from time to time.

================================================================================

PART I --  FINANCIAL INFORMATION
---------  ---------------------

ITEM 1.                    FINANCIAL STATEMENTS -- UNAUDITED
                           ---------------------------------

                                     THE WARWICK SAVINGS BANK AND SUBSIDIARIES
                                         STATEMENTS OF FINANCIAL CONDITION
                                                    (UNAUDITED)


                                                                 November 30, 1997              May 31, 1997
                                                            ---------------------------     ---------------------
                                                                           (Dollars In Thousands)

                           ASSETS
     Cash on hand and in banks..............................                    $10,486                   $10,367
     Federal funds sold.....................................                         --                     1,315
     Securities:
        Trading, at fair value..............................                         --                        --
        Available-for-sale, at fair value...................                    100,171                   120,301
        Held-to-maturity, at amortized  cost (fair value of
           $4,830 at November 30, 1997 and $6,116 at
           May 31,1997......................................                      4,705                     6,092
                                                            ---------------------------     ---------------------
              Total securities..............................                    104,876                   126,393
                                                            ---------------------------     ---------------------
     Mortgage loans, net....................................                    128,117                    97,440
     Mortgage loans held-for-sale...........................                      3,883                     4,831
     Other loans, net.......................................                     39,440                    36,051
     Mortgage servicing rights..............................                        909                       835
     Accrued interest receivable............................                      2,016                     2,097
     Federal Home Loan Bank stock...........................                      1,731                     1,731
     Bank premises and equipment, net.......................                      3,209                     2,426
     Other real estate owned, net...........................                        245                       224
     Other assets...........................................                      3,258                     2,835
                                                            ---------------------------     ---------------------
                       Total  assets........................                   $298,170                  $286,545
                                                            ===========================     =====================

                 LIABILITIES AND NET WORTH
Liabilities:
     Deposits...............................................                   $216,152                  $221,211
     Mortgage escrow funds..................................                      1,082                     1,398
     Accrued interest on deposits...........................                      1,294                     1,212
     Securities sold under agreements to repurchase.........                     22,840                    23,090
     Federal Home Loan Bank advances........................                     20,510                     5,250
     Other liabilities......................................                      5,965                     6,270
                                                            ---------------------------     ---------------------
              Total liabilities.............................                    267,843                   258,431
                                                            ---------------------------     ---------------------
Net Worth:
     Retained income........................................                     28,727                    27,494
     Net unrealized gain (loss) on securities, net of taxes.                      1,600                       620
                                                            ---------------------------     ---------------------
              Total net worth...............................                     30,327                    28,114
                                                            ---------------------------     ---------------------
                       Total liabilities and net worth......                   $298,170                  $286,545
                                                            ===========================     =====================

                             SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                     THE WARWICK SAVINGS BANK AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF INCOME
                                                    (UNAUDITED)


                                                               For the three months           For the six months
                                                               ended  November  30,          ended  November  30,

                                                              1997           1996              1997         1996
                                                         -----------------------------     -------------------------
                                                                            (Dollars  In  Thousands)

Interest income:
    Interest on mortgage loans........................            $2,401        $1,757            $4,612      $3,347
    Interest on other loans...........................               886           843             1,756       1,623
    Interest and dividends on securities..............             1,995         2,545             4,102       5,075
    Interest on federal funds sold....................                --            --                38           7
    Interest on short-term money market instruments...                 9             5                15           9
                                                         -----------------------------     -------------------------
         Total interest income........................             5,291         5,150            10,523      10,061
                                                         -----------------------------     -------------------------

Interest expense:
    Time Deposits.....................................               983           956             1,964       2,038
    Money market deposits.............................               211           219               430         453
    Savings Deposits..................................               630           631             1,284       1,301
    Mortgagors' deposits..............................                15             9                57          29
    Interest on borrowings............................               595           539             1,058         813
                                                         -----------------------------     -------------------------
         Total interest expense.......................             2,434         2,354             4,793       4,634
                                                         -----------------------------     -------------------------
          Net interest income.........................             2,857         2,796             5,731       5,427
                                                         -----------------------------     -------------------------
Provision for loan losses                                            (60)          (30)             (364)        (50)
    Net interest income after provision for
      loan losses.....................................             2,797         2,766             5,367       5,377
                                                         -----------------------------     -------------------------

Other income (loss):
    Service and fee income............................               553           514             1,045         960
    Securities transactions...........................                40           104               194         800
    Loan transactions.................................                29            31                53          49
    Other income (loss)...............................                89            34                97        (142)
                                                         -----------------------------     -------------------------
         Total other income, net......................               711           683             1,389       1,667
                                                         -----------------------------     -------------------------

Other expenses:
    Salaries and employee benefits....................             1,337         1,255             2,631       2,531
    FDIC insurance....................................                 7             1                14           1
    Occupancy.........................................               354           326               685         613
    Data processing...................................               149           167               306         331
    Advertising.......................................                49            54                96          77
    Professional Fees.................................                60            53               141         120
    Other.............................................               387           496               820         907
                                                         -----------------------------     -------------------------
         Total other expenses.........................             2,343         2,352             4,693       4,580
                                                         -----------------------------     -------------------------
    Income before provision for income taxes..........             1,165         1,097             2,062       2,464
Provision for income taxes                                          (471)         (417)             (830)       (936)
                                                         -----------------------------     -------------------------
    Income before cumulative effect of change in
      accounting principle............................               694           680             1,232       1,528
                                                         -----------------------------     -------------------------
Cumulative effect of change in accounting principle                   --            --                --          --
                                                         -----------------------------     -------------------------
         Net income...................................              $694          $680            $1,232      $1,528
                                                         =============================     =========================

                             SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                     THE WARWICK SAVINGS BANK AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENT OF CHANGES IN NET WORTH
                                                    (UNAUDITED)



                                                                                   Unrealized
                                                                                  Appreciation
                                                                                 (Depreciation)
                                                                                  on Securities
                                                                 Undivided       Available-For-
                                                  Surplus         Profits           Sale, net         Total
                                                ----------    --------------    -----------------   ---------
                                                                    (Dollars  In  Thousands)

BALANCE, May 31, 1996                               $6,026           $18,603                 $141     $24,770
Net Income, June 1, 1996 - Nov. 30, 1996                --             1,528                   --       1,528
Unrealized appreciation (depreciation) on
   securities available-for-sale, net                   --                --                1,214       1,214
                                                ----------    --------------    -----------------------------
BALANCE, November 30, 1996                           6,026            20,131                1,355      27,512

BALANCE, May 31, 1997                                6,026            21,469                  620      28,115
Net Income, June 1, 1997 - Nov. 30, 1997                --             1,232                   --       1,232
Unrealized appreciation (depreciation) on
   securities available-for-sale, net                   --                --                  980         980
                                                ----------    --------------    -----------------------------
BALANCE, November 30, 1997                          $6,026           $22,701               $1,600     $30,327
                                                ==========    ==============    =============================

                             SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                     THE WARWICK SAVINGS BANK AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)

                                                                                         For  the  Six  Months
                                                                                         Ended  November  30,

                                                                                        1997               1996
                                                                                  -----------------   --------------
                                                                                            (In Thousands)

       CASH FLOWS FROM OPERATING ACTIVITIES
       Net Income.................................................................           $1,232           $1,528
       Adjustments to reconcile net income to net cash provided by (used in)
         operating activities:
                Cumulative effect of change in accounting principle...............               --               --
                Depreciation......................................................              224              223
                Amortization of premium on investment securities..................               58              133
                Accretion of discount on investment securities....................              (45)            (118)
                Net (increase) decrease in accrued interest receivable............               80             (190)
                Net (increase) decrease in mortgage servicing rights and other
                   assets.........................................................             (853)           6,024
                Provision for loan losses.........................................              364               50
                Net (gain) loss on sale of loans..................................              (53)             (49)
                Net (gain) loss on sale of securities.............................             (194)            (800)
                Increase (decrease) in accrued interest payable...................               82                7
                Increase (decrease) in accrued expenses and other liabilities.....             (522)          (2,227)
                Purchase of trading securities....................................           (8,607)         (15,397)
                Sales of trading securities.......................................            8,607           11,545
                                                                                  -----------------   --------------
       Total reconciliation adjustments...........................................             (857)            (799)
                Net cash provided by (used in) operating activities...............              375              729
                                                                                  -----------------   --------------

       CASH FLOWS FROM INVESTING ACTIVITIES
       Proceeds from maturities and calls of securities held-to-maturity..........              300            1,223
       Proceeds from maturities and calls of securities available-for-sale........            8,500            6,000
       Purchases of securities held-to-maturity...................................               --             (200)
       Purchases of securities available-for-sale.................................          (19,122)         (35,181)
       Proceeds from sale of trading securities and securities
          available-for-sale......................................................           28,138           31,984
       Principal repayments from mortgage-backed securities.......................            5,429            5,280
       Purchases of Federal Home Loan Bank stock..................................               --               --
       Net (increase) decrease in loans...........................................          (33,495)         (15,592)
       Purchases of fixed assets, net.............................................           (1,008)            (178)
                                                                                  -----------------   --------------
                Net cash used in investing activities.............................          (11,258)          (6,664)

       CASH FLOWS FROM FINANCING ACTIVITIES
       Net increase (decrease) in deposits........................................           (5,014)         (17,720)
       Net increase (decrease) in escrow funds....................................             (308)            (516)
       Net increase (decrease) in borrowed funds..................................           15,010           26,970
                Net cash provided by financing activities.........................            9,688            8,734
                                                                                  -----------------   --------------
                Net increase (decrease) in cash...................................           (1,196)           2,800
       CASH AT BEGINNING OF PERIOD................................................           20,972           16,039
                                                                                  -----------------   --------------
       CASH AT END OF PERIOD......................................................          $19,777          $18,838
                                                                                  =================   ==============

                             SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS

                            THE WARWICK SAVINGS BANK
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         Warwick Community Bancorp, Inc. ("Company") is a Delaware corporation organized in September 1997 by The Warwick Savings Bank ("Bank") in connection with the conversion of the Bank from a New York mutual savings bank to a New York stock savings bank, as described more fully below. At November 30, 1997, the Company had not yet issued any stock, had no assets and no liabilities and had not conducted any business other than of an organizational nature. Accordingly, the unaudited financial statements and the Management's Discussion and Analysis of Financial Condition and Results of Operations presented herein are for the Bank, as a predecessor entity to the Company. No pro forma effect has been given to the sale of the Company's common stock in the Conversion.

         The unaudited consolidated financial statements included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. The results of operations for the three and six months ended November 30, 1997 are not necessarily indicative of the results of operations that may be expected for the entire year ending May 31, 1998. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission.

         These unaudited consolidated financial statements should be read in conjunction with the Bank's audited consolidated financial statements and notes thereto included in the Company's Prospectus dated November 18, 1997.

2.       CONVERSION TO STOCK OWNERSHIP

         On July 10, 1997, the Board of Trustees of the Bank adopted a Plan of Conversion, as amended as of August 19 and October 21, 1997 ("Plan") pursuant to which the Bank was converted from a New York mutual savings bank to a New York stock savings bank and the Company acquired all of the outstanding capital stock of the Bank in exchange for 50% of the net proceeds from the initial public offering of the Company's common stock ("Conversion").

         The Conversion was completed on December 23, 1997, and the Company sold 6,414,125 shares of its common stock at $10.00 per share to eligible depositors of the Bank. The Company received gross proceeds of $64,141,250, before the deduction of approximately $2.4 million of Conversion related expenses. The net proceeds retained by the Company will be used for general business activities and will initially be invested primarily in federal funds, government and federal agency mortgage-backed securities, other debt securities, equity securities, deposits of or loans to the Bank, or a combination thereof. Concurrent with the sale of shares of common stock in the offering, the Company donated an additional 192,423 shares of authorized but unissued common stock to The Warwick Savings Foundation, a charitable foundation formed in connection with the Conversion to be dedicated to charitable purposes within the Bank's local community.

         Of the shares sold in the initial public offering, the Company's Employee Stock Ownership Plan ("ESOP") acquired 528,523 shares. In addition, the Company utilized $8.5 million of the proceeds to fund a loan to the ESOP for the ESOP's purchase of shares of common stock.

3.       LOAN PORTFOLIO COMPOSITION

         The following table sets forth the composition of the Bank's loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated.


                                                      At November 30, 1997               At May 31, 1997
                                                                    Percent                          Percent
                                                      Amount        of Total         Amount          of Total
                                                   -----------     ----------      ----------       ----------
                                                                         (Dollars In Thousands)

MORTGAGE  LOANS:
Conventional one- to four-family loans.......         $109,619          63.35%        $81,803            58.56%
Mortgage loans held for sale.................            3,883           2.24           4,832             3.46
VA and FHA loans.............................              342           0.20             749             0.54
Home equity loans............................           15,133           8.74          13,449             9.63
Residential construction loans...............            5,488           3.17           4,110             2.94
Undisbursed portion of construction loans....           (1,940)         (1.12)         (2,118)           (1.52)
                                                   -----------     ----------      ----------       ----------
         Total mortgage loans................          132,525          76.58         102,825            73.60
                                                   -----------     ----------      ----------       ----------

CONSUMER AND OTHER LOANS:
Commercial loans by type:
   Non-farm and non-residential..............           13,358           7.72          10,372             7.42
   One- to four-family residential...........            1,132           0.65           1,157             0.83
   Multi-family..............................            3,674           2.12           3,022             2.16
   Farm......................................              412           0.24             318             0.23
   Acquisition, development and construction.            2,508           1.45           2,781             1.99
   Term loans................................              427           0.25             258             0.18
   Installment loans.........................            2,042           1.18           1,796             1.29
   Demand loans..............................              440           0.25             498             0.36
   Time loans................................              112           0.06             300             0.21
   SBA loans.................................              538           0.31             636             0.46
   Lines-of-credit...........................            2,237           1.29           2,166             1.55
   Loans and draws disbursed.................                0           0.00              88             0.06
   Non-accrual...............................              211           0.12              26             0.02
                                                   -----------     ----------      ----------       ----------
         Total commercial loans..............           27,091          15.66          23,418            16.76
Automobile...................................            7,983           4.61           7,738             5.54
Student......................................            1,116           0.64           1,332             0.95
Credit card..................................            1,350           0.78           1,334             0.95
Other consumer loans.........................            2,985           1.72           3,054             2.19
                                                   -----------     ----------      ----------       ----------
         Total consumer and other loans......           40,525          23.42          36,876            26.40
                                                   -----------     ----------      ----------       ----------
                  Total loans................          173,050         100.00%        139,701           100.00%
                                                                   ==========                       ==========
Discounts, premiums and deferred
   loan fees, net............................             (231)                          (146)
Allowance for loan losses....................           (1,379)                        (1,232)
                                                   -----------                     ----------
         Total loans, net....................         $171,440                       $138,323
                                                   ===========                     ==========

4.       NON-PERFORMING ASSETS

         The following table sets forth information regarding non-accrual loans, other past due loans and other real estate owned at the dates indicated.

                                                                At November 30, 1997             At May 31, 1997
                                                             ---------------------------       -------------------
                                                                            (Dollars In Thousands)

Non-accrual mortgage loans delinquent
  more than 90 days.......................................                        $1,466                    $1,111
Non-accrual other loans delinquent
  more than 90 days.......................................                           301                        83
                                                             ---------------------------    ----------------------
         Total non-accrual loans..........................                         1,767                     1,194
Total 90 days or more delinquent and still accruing.......                            45                       237
                                                             ---------------------------    ----------------------
         Total non-performing loans.......................                        $1,812                    $1,431
Total foreclosed real estate, net of related allowance
  for losses..............................................                           245                       224
Total non-performing assets...............................                        $2,057                    $1,655
                                                             ===========================    ======================

Non-performing loans to total loans.......................                          1.05%                     1.02%
Total non-performing assets to total assets...............                          0.69%                     0.58%

5.       ALLOWANCE FOR LOAN LOSSES

         The following table sets forth the activity in the Bank's allowance for loan losses at for the periods indicated.

                                                          At or For the Six Months Ended        At or For the Year
                                                                   November 30,                    Ended May 31,
                                                       ------------------------------------    ---------------------
                                                             1997                 1996                 1997
                                                       ----------------     ---------------    ---------------------
                                                                          (Dollars In Thousands)

ALLOWANCE  FOR  LOAN  LOSSES:
Balance at beginning of period........................           $1,232              $1,305                   $1,305
CHARGE-OFFS:
         Real estate mortgage loans...................              151                 110                      119
         Commercial loans.............................                1                  --                       --
         Consumer loans...............................               69                  32                       94
                                                       ----------------     ---------------    ---------------------
                  Total charge-offs...................              221                 142                      213

RECOVERIES:
         Real estate mortgage loans...................               --                  --                       --
         Commercial loans.............................               --                  --                       --
         Consumer loans...............................                4                   2                       10
                                                       ----------------     ---------------    ---------------------
                  Total recoveries....................                4                   2                       10

Provision for loan losses.............................              364                  50                      130
                                                       ----------------     ---------------    ---------------------
Balance at end of period..............................           $1,379              $1,215                   $1,232
                                                       ================     ===============    =====================

Ratio of net charge-offs during the period to
  average loans outstanding...........................             0.14%               0.12%                    0.16%
Ratio of allowance for loan losses
  to total loans at end of period.....................             0.80%               0.97%                    0.88%
Ratio of allowance for loan losses
  to non-performing loans ............................            76.11%              81.16%                   86.09%

6.       EARNINGS PER SHARE

         At November 30, 1997, the Bank had not yet completed its conversion to stock form and the Company had not yet issued any common stock. Accordingly, earnings per share for the three and six months ended November 30, 1997 is not applicable.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         At November 30, 1997, the Company had not yet issued any stock, had no assets and no liabilities and had not conducted any business other than of an organizational nature. Accordingly, the following discussion of financial condition and results of operations reflects the Bank's activities, as a predecessor entity to the Company. The Bank's results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on its interest-earning assets, such as loans and securities, and the interest expense on its interest-bearing liabilities, such as deposits and borrowed funds. The Bank also generates other income, such as service charges and other fees, primarily servicing fees received from residential mortgage loans sold with servicing retained. Other expenses consist of employee compensation and benefits, occupancy expenses, federal deposit insurance premiums, net costs of real estate owned, data processing fees and other operating expenses. The Bank's results of operations are also significantly affected by general economic and competitive conditions (particularly changes in market interest rates), government policies, changes in accounting standards and actions of regulatory agencies.

FINANCIAL CONDITION

         Total assets of the Bank increased $11.6 million, or 4.1%, from $286.5 million at May 31, 1997 to $298.2 million at November 30, 1997. This increase in total assets was primarily due to a $33.1 million, or 23.9%, increase in total loans net, which increased from $138.3 million at May 31, 1997 to $171.4 million at November 30, 1997. Such increase was due to continued growth in the loan portfolio.

         Deposits declined $5.1 million, or 2.3%, from $221.2 million at May 31, 1997 to $216.2 million at November 30, 1997, primarily as a result of the higher yields obtainable in mutual funds and other investment alternatives as compared to the rates paid on deposit products offered by the Bank during the period.

         Borrowed funds totaled $43.4 million at November 30, 1997, as compared to $28.3 million at May 31, 1997. The approximate $15.0 million increase was centered in overnight and 1-month advances from the Federal Home Loan Bank of New York and was used to fund loan growth. The amounts shown in the securities sold under agreements to repurchase category were essentially unchanged and represent the Bank's ongoing leveraging program and use of borrowed funds in the Bank's investment portfolio to achieve an acceptable spread.

         Total net worth increased by $2.2 million, or 7.9%, from $28.1 million at May 31, 1997 to $30.3 million at November 30, 1997. The increase was attributable to net income of $1.2 million and an unrealized appreciation on securities available for sale of $1.6 million at November 30, 1997, as compared to $620,000 at May 31, 1997. Improving market conditions (lower rates and higher prices) have resulted in the appreciation in value of the Bank's investment portfolio.

ANALYSIS OF NET INTEREST INCOME

         Net interest income represents the difference between income on earning assets and expense on interest-bearing liabilities. Net interest income depends upon the volume of earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

         AVERAGE BALANCE SHEETS. The following tables set forth certain information relating to the Bank for the three and six months ended November 30, 1997 and 1996. The yields and costs were derived by dividing interest income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances were computed based on month-end balances. Management believes that the used of average monthly balances instead of average daily balances does not have a material effect on the information presented. The yields include deferred fees and discounts which are considered yield adjustments.

                                                                      Three Months Ended November 30,
                                              --------------------------------------------------------------------------------
                                                                 1997                                     1996
                                              ---------------------------------------  ---------------------------------------
                                                                             Average                                  Average
                                                Average                      Yield/      Average                      Yield/
                                                Balance        Interest       Cost       Balance       Interest        Cost
                                              ------------     ---------   ----------  -------------  ---------    -----------
ASSETS:                                                                    (Dollars In Thousands)
Interest-earning assets:
       Mortgage loans, net (1)................    $124,549        $2,401       7.71%       $88,353       $1,757          7.95%
       Consumer and other loans, net (1)......      38,915           886       9.11         35,267          843          9.56
       Mortgage-backed securities.............      67,953         1,266       7.45         79,823        1,485          7.44
       Federal funds sold.....................          --            --       0.00             21           --          0.00
       Interest earning accounts at banks.....         700             9       5.14            403            5          4.97
       Investment securities..................      44,678           729       6.53         67,056        1,060          6.32
                                              ------------     ---------              ------------    ---------
            Total interest-earning assets.....     276,796         5,291       7.65        270,923        5,150          7.60
                                                               ---------                              ---------
       Non-interest earning assets............      17,414                                  14,780
                                              ------------                            ------------
            Total assets......................    $294,211                                $285,703
                                              ============                            ============

LIABILITIES AND RETAINED EARNINGS:
Interest-bearing liabilities:
       Passbook accounts......................     $77,382           590       3.05%       $77,146          592          3.07%
       Escrow deposits........................       1,049            15       5.72            805           10          4.97
       NOW accounts ..........................      14,487            40       1.10         14,050           39          1.11
       Money market accounts..................      25,824           211       3.27         26,797          219          3.27
       Certificate accounts...................      76,380           983       5.15         77,102          956          4.96
                                              ------------     ---------              ------------    ---------
                Total deposits................     195,122         1,839       3.77        195,900        1,816          3.71
       Borrowed funds.........................      38,807           595       6.13         35,492          538          6.06
                                              ------------     ---------              ------------    ---------
                Total interest-bearing
                   liabilities................     233,929         2,434       4.16        231,392        2,354          4.07
                                                               ---------                              ---------
Non-interest bearing liabilities..............      31,008                                  28,702
                                              ------------                            ------------
                Total liabilities.............     264,937                                 260,094
Retained earnings.............................      29,274                                  25,609
                                              ------------                            ------------
                Total liabilities and
                   retained earnings..........    $294,211                                $285,703
                                              ============                            ============
Net interest income/interest rate spread (2)..                    $2,857       3.48%                     $2,796          3.53%
                                                               =========  =========                   =========   ===========
Net interest-earning assets/net
   interest margin (3)........................     $42,868                     4.13%       $39,531                       4.13%
                                              ============                =========   ============                ===========
Ratio of interest-earning assets to
   interest-bearing liabilities...............                               118.33%                                   117.08%
                                                                          =========                               ===========

                                                                                               (SEE FOOTNOTES ON NEXT PAGE)

                                                                      Six Months Ended November 30,
                                          -------------------------------------------------------------------------------------
                                                             1997                                        1996
                                          ------------------------------------------   ----------------------------------------
                                                                          Average                                    Average
                                            Average                        Yield/       Average                       Yield/
                                            Balance         Interest        Cost        Balance       Interest         Cost
                                          ------------    -----------   ------------ ------------    ----------    ------------
ASSETS:                                                                  (Dollars In Thousands)
Interest-earning assets:
       Mortgage loans, net (1)...........     $117,441         $4,612        7.85%       $85,680         $3,347         7.81%
       Consumer and other loans, net (1).       37,675          1,756        9.32         33,764          1,623         9.61
       Mortgage-backed securities........       68,567          2,562        7.47         79,684          2,921         7.33
       Federal funds sold................        1,393             38        5.46            285              7         4.91
       Interest earning accounts at banks          587             15        5.11            375              9         4.81
       Investment securities.............       47,611          1,540        6.47         68,764          2,154         6.26
                                          ------------    -----------               ------------     ----------
            Total interest-earning assets      273,274         10,523        7.70        268,550         10,061         7.49
                                                          -----------                                ----------
       Non-interest earning assets.......       16,702                                    15,128         10,061
                                          ------------                              ------------
            Total assets.................     $289,977                                  $283,678
                                          ============                              ============

LIABILITIES AND RETAINED EARNINGS:
Interest-bearing liabilities:
       Passbook accounts.................      $78,476          1,202        3.06%       $79,206          1,221         3.08%
       Escrow deposits...................        1,434             57        7.95          1,162             29         4.99
       NOW accounts .....................       14,628             82        1.12         14,405             80         1.11
       Money market accounts.............       26,123            430        3.29         27,699            453         3.27
       Certificate accounts..............       75,854          1,964        5.18         80,720          2,038         5.05
                                          ------------    -----------               ------------     ----------
                Total deposits...........      196,515          3,735        3.80        203,193          3,821         3.76
       Borrowed funds....................       34,012          1,058        6.22         26,570            813         6.12
                                          ------------    -----------               ------------     ----------
                Total interest-bearing
                   liabilities...........      230,527          4,793        4.16        229,762          4,634         4.03
                                                          -----------                                ----------
Non-interest bearing liabilities.........       30,682                                    28,771
                                          ------------                              ------------
                Total liabilities........      261,210                                   258,533
Retained earnings........................       28,767                                    25,145
                                          ------------                              ------------
                Total liabilities and
                   retained earnings.....     $289,977                                  $283,678
                                          ============                              ============
Net interest income/interest rate
   spread (2)............................                      $5,730        3.54%                       $5,427         3.46%
                                                          ===========  ==========                    ==========     ========
Net interest-earning assets/net
   interest margin (3)...................      $42,747                       4.19%       $38,788                        4.04%
                                          ============                 ==========   ============                    ========

Ratio of interest-earning assets to
   interest-bearing liabilities..........                                  118.54%                                    116.88%
                                                                       ==========                                   ========

------------------


(1) In computing the average balance of loans, non-accrual loans have been included.

(2) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(3) Net interest margin on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

         RATE/VOLUME ANALYSIS. The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Bank's interest income and interest expense during the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume) and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.


                                              Three Months Ended November 30, 1997       Six Months Ended November 30, 1997
                                                           Compared to                               Compared to
                                              Three Months Ended November 30, 1996       Six Months Ended November 30, 1996
                                            ----------------------------------------   --------------------------------------
                                             Increase (Decrease) in Net                Increase (Decrease) in Net
                                               Interest Income Due to                    Interest Income Due to
                                            ----------------------------               --------------------------
                                                Volume          Rate          Net         Volume          Rate         Net
                                            --------------   -----------   ---------   -------------   ----------    --------
                                                                             (In Thousands)

INTEREST - EARNING ASSETS:
Mortgage loans, net......................             $720          $(76)       $644          $1,241          $24      $1,265
Consumer and other loans, net............               87           (44)         43             188          (55)        133
Mortgage - backed securities.............             (221)            2        (219)           (408)          49        (359)
Federal funds sold.......................                0             0           0              27            4          31
Interest earning accounts at banks                       4             0           4               5            1           6
Investment securities....................             (354)           23        (331)           (663)          49        (614)
                                            --------------   -----------   ---------   -------------   ----------    --------
          Total..........................              236           (95)        141             391           71         462
                                            ==============   ===========   =========   =============   ==========    ========

INTEREST - BEARING LIABILITIES:
Passbook accounts........................                2            (4)         (2)            (11)          (8)        (19)
Escrow accounts..........................                3             2           5               7           21          28
NOW accounts.............................                1            (0)          1               1            1           2
Money market accounts....................               (8)           (0)         (8)            (26)           3         (23)
Certificates of deposits.................               (9)           36          27            (123)          49         (74)
Borrowed funds...........................               50             7          57             228           17         245
                                            --------------   -----------   ---------   -------------   ----------    --------
          Total..........................               39            41          80              76           83         159
                                            --------------   -----------   ---------   -------------   ----------    --------

Net change in net interest income........             $197         $(136)        $61            $315         $(12)       $303
                                            ==============   ===========   =========   =============   ==========    ========

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED NOVEMBER 30, 1997 AND 1996

         GENERAL. Net income increased $14,000, or 2.1%, to $694,000 for the three months ended November 30, 1997, as compared to $680,000 for the three months ended November 30, 1996.

         INTEREST INCOME. Interest income totaled $5.3 million for the three months ended November 30, 1997, compared to $5.2 million for the three months ended November 30, 1996. This increase of $141,000, or 2.7%, reflects an increase of $644,000 in interest on mortgage loans and a $43,000 increase in interest on consumer and other loans. These increases were partially offset by a $550,000 decrease in interest and dividends on securities.

         The primary reason for the increase in interest income from loans was an increase of $36.2 million in the average balance of mortgage loans and an increase of $3.6 million in the average balance of consumer and other loans. These increases in average balances were partially offset by a decrease of 24 basis points in the average yield on mortgage loans, from 7.95% to 7.71%, and a decrease of 45 basis points in the average yield on consumer and other loans, from 9.56% to 9.11%. The average balances of the loan portfolio increased due to increased loan demand, particularly in the Bank's bi-weekly mortgage loan product, and continued emphasis on commercial lending. The decrease in the average yield on the loan portfolio was primarily due to a declining trend in the long term interest rate environment and corresponding long term fixed rate mortgages, which experienced significant increases.

         The decrease in interest and dividends on securities was primarily the result of a decrease of $22.4 million in the average balance of investment securities, which was partially offset by an increase of 21 basis points in the average yield on investment securities, from 6.32% to 6.53%. The increase in the average yield reflects the sale of lower rate (coupon) securities to purchase higher yielding securities in connection with the Bank's restructuring of some of its investment securities portfolio in the past twelve months, while the decrease in the average balance is a result of paydowns and maturities earlier in the period exceeding the reinvestment due to the funding of lending activities.

         INTEREST EXPENSE. Interest expense on deposits and borrowings increased $80,000, or 3.4%, to $2.4 million for the three months ended November 30, 1997. This increase is primarily attributable to an increase of $56,000 in interest expense on borrowed funds and $27,000 in interest expense on time deposits. The increase in interest expense for borrowings was due to an increase of $3.3 million in average balances and a 7 basis point increase in average cost from 6.06% to 6.13%.

         NET INTEREST INCOME. Net interest income for the three months ended November 30, 1997 increased $61,000, or 2.2%, from the three months ended November 30, 1996, to $2.9 million. The average yield on interest-earning assets was 7.65% for the three months ended November 30, 1997, as compared with 7.60% for the three months ended November 30, 1996. The average cost on interest-bearing liabilities was 4.16% for the three months ended November 30, 1997, as compared with 4.07% for the three months ended November 30, 1996. The Bank's interest rate spread and net interest margin amounted to 3.48% and 4.13%, respectively, during the three months ended November 30, 1997, as compared to 3.53% and 4.13%, respectively, for the three months ended November 30, 1996.

         PROVISION FOR LOAN LOSSES. The provision for loan losses for the three months ended November 30, 1997 was $60,000, as compared to $30,000 for the three months ended November 30, 1996. The provision for loan losses was based upon management's continuing review of the risk elements in the Bank's loan portfolio and anticipated growth of the portfolio.

         OTHER INCOME. Other income, net, for the three months ended November 30, 1997 increased $28,000 to $711,000 from $683,000 for the three months ended November 30, 1996. This increase was primarily due to a $39,000 increase in service and fee income and a $55,000 increase in other income. The increase was offset by a $64,000 decline in income from securities sales.

         OTHER EXPENSES. Other expenses decreased $9,000 to $2.3 million for the three months ended November 30, 1997. The decrease was attributable to a $109,000 reduction in other expenses and a $18,000 decline in data processing costs, which was partially offset by an $82,000 increase in salaries and employee benefits and a $28,000 increase in occupancy expenses.

         PROVISION FOR INCOME TAXES. For the three-month period ended November 30, 1997, the provision for income taxes increased by $54,000, or 12.9%, to $471,000, as compared to $417,000 for the three- month period ended November 30, 1996.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED NOVEMBER 30, 1997 AND 1996

         GENERAL. The Bank reported net income of $1.2 million for the six months ended November 30, 1997, as compared to $1.5 million for the six months ended November 30, 1996. The decline of $296,000, or 19.4%, was primarily due to an increase of $314,000 in the provision for loan losses and a $606,000 reduction in gains on sales of securities. These changes were partially offset by a $304,000 reduction in the Bank's provision for income taxes.

         INTEREST INCOME. For the six months ended November 30, 1997, interest income totaled $10.5 million, as compared to $10.1 million for the six months ended November 30, 1996. The $462,000, or 4.6%, increase was primarily the result of a $1.3 million increase in interest on mortgage loans, from $3.3 million to $4.6 million, and a $133,000 increase in interest on consumer and other loans, from $1.6 million to $1.8 million, and was partially offset by a $973,000 decrease in interest and dividends on securities.

         The primary reason for the increase in interest income from loans was an increase of $31.8 million in the average balance of mortgage loans and a corresponding increase in the average yield on mortgage loans of 4 basis points, from 7.81% to 7.85%. Additionally, the increase in interest income from consumer and other loans was caused by an increase of $3.9 million in the average balance of consumer and other loans, although this was partially offset by a decline in the average yield on consumer and other loans of 29 basis points, from 9.61% to 9.32%. These changes for the six-month period were due primarily to continuing loan growth in a volatile interest rate environment, which was mostly higher than the preceding period.

         The decrease in interest and dividends on securities was primarily the result of a decrease of $21.2 million in the average balance of investment securities, which was partially offset by an increase of 21 basis points in the average yield on investment securities, from 6.26% to 6.47%. The increase in the average yield reflects the sale of lower rate (coupon) securities to purchase higher yielding securities in connection with the Bank's restructuring of some of its investment securities portfolio in the past twelve months, while the decrease in the average balance is a result of paydowns and maturities earlier in the period exceeding the reinvestment due to the funding of lending activities.

         INTEREST EXPENSE. Interest expense was $4.8 million for the six months ended November 30, 1997, as compared to $4.6 million for the six months ended November 30, 1996, an increase of $159,000, or 3.4%. Interest on borrowed funds increased $245,000 due to a $7.4 million increase in the average balance of borrowings. The average balance of total deposits declined by $6.7 million to $196.5 million, from $203.2 million, so that, in order to fund continued loan growth, it was necessary to increase the average balance of borrowings to $34.0 million from $26.6 million.

         NET INTEREST INCOME. Net interest income was $5.7 million for the six months ended November 30, 1997, as compared to $5.4 million for the six months ended November 30, 1996. This represents an increase of $304,000, or 5.6%. This increase resulted primarily from a $462,000 increase in interest income, which was partially offset by a $159,000 increase in interest expense. The increase in interest income resulted from an increase of $4.7 million in the average balance of interest earning assets and an increase of 21 basis points in the average yield on interest earning assets, from 7.49% for the six months ended November 30, 1996 to 7.70% for the six months ended November 30, 1997. Interest expense increased due to a $765,000 increase in the average balance of interest bearing liabilities, coupled with an increase of 13 basis points in the average rate paid, from 4.03% for the six months ended November 30, 1996 to 4.16% for the six months ended November 30, 1997. The Bank's interest rate spread and net interest margin increased to 3.54% and 4.19%, respectively, during the six months ended November 30, 1997, as compared to 3.46% and 4.04%, respectively, for the six months ended November 30, 1996.

         PROVISION FOR LOAN LOSSES. The Bank's provision for loan losses totaled $364,000 for the six months ended November 30, 1997, as compared to $50,000 for the six months ended November 30, 1996, an increase of $314,000. The Bank increased its monthly provision to $20,000 per month beginning in April of 1997, and in June and August of 1997 the Bank took additional charges of $44,000 and $200,000, respectively. Such additional provisions were taken because loan charge-offs for the three-month period ended August 31, 1997 were $171,000, as compared to $0 for the same period in 1996, and the level of non-performing loans in the Bank's portfolio increased from $1.4 million at May 31, 1997 to $1.8 million at November 30, 1997. Management has continued to provide loan loss reserves due to the increase in the Bank's loan portfolio, including continued originations of commercial business and commercial real estate loans and management's evaluation of the adequacy of such reserves in the context of the Bank's historical loan loss experience. The Bank's allowance for loan losses at November 30, 1997 was $1.4 million, as compared to $1.2 million at May 31, 1997. At November 30, 1997, the Bank's allowance for loan losses as a percentage of total loans was 0.80%, compared to 0.97% at November 30, 1996, and the Bank's allowance for loan losses as a percentage of non-performing loans was 76.11% at November 30, 1997, as compared to 81.16% at November 30, 1996.

         OTHER INCOME. Other income, net, for the six months ended November 30, 1997, declined $278,000 to $1.4 million, as compared to $1.7 million as of November 30, 1996. This decrease was primarily due to a $606,000 decline in income from securities sales, which was partially offset by an $85,000 increase in service and fee income and a $239,000 increase in other income.

         OTHER EXPENSES. Other expenses increased $113,000, or 2.5%, to $4.7 million, for the six-month period ended November 30, 1997, as compared to $4.6 million for the six-month period ended November 30, 1996. This increase was primarily attributable to a $72,000 increase in occupancy costs, a $100,000 rise in salaries and employee benefit costs and a $19,000 increase in advertising expenses. These increases were partially offset by a $25,000 reduction in data processing costs and an $87,000 decrease in other expenses.

         PROVISION FOR INCOME TAXES. For the six-month period ended November 30, 1997, the provision for income taxes declined by $106,000, or 11.3%, to $830,000, as compared to $936,000 for the six- month period ended November 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

         At November 30, 1997, the Bank's total approved loan origination commitments outstanding totaled $24.6 million. At the same date, the unadvanced portion of residential construction loans totaled $1.8 million. Certificates of deposit scheduled to mature in one year or less at November 30, 1997 totaled

$70.7 million. Based on historical experience, management believes that a significant portion of such deposits will remain with the Bank.

         At November 30, 1997, the Bank had cash and due from banks of $10.5 million and securities available for sale of $100.2 million. Management deems these amounts, together with borrowings, to be more than adequate to meet its short-term cash needs.

REGULATORY CAPITAL POSITION

         At November 30, 1997, the Bank exceeded all of its regulatory capital requirements with a Tier 1 capital level of $28.7 million, or 9.76% of average assets, which is well above the required level of $11.8 million, or 4% of average assets. The Bank's ratio of Tier 1 capital to risk weighted assets of 19.00% at November 30, 1997 is also well above the required level of 4%. The Bank's ratio of total capital to risk weighted assets is 19.91%, which is well above the required level of 8%. In addition, the Bank's capital ratios qualify it to be deemed "well capitalized" under the Federal Deposit Insurance Corporation Improvement Act of 1991. The following table shows the Bank's regulatory capital positions and ratios at November 30, 1997:



                                    Actual  Capital       Required  Capital         Excess  Capital
                                 --------------------   ---------------------    --------------------
                                   Amount     Percent      Amount     Percent       Amount    Percent
                                 --------   ---------   ---------   ---------    ---------   --------
                                                        (Dollars In Thousands)

As of November 30, 1997
    Total Capital.............    $30,106       19.91%    $12,097        8.00%     $18,009      11.91%
    (to risk weighted assets)

    Tier 1 Capital............     28,727       19.00       6,048        4.00       22,679      15.00
    (to risk weighted assets)

    Tier 1 Capital............     28,727        9.76      11,768        4.00       16,959       5.76
    (to average assets)

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not applicable.



PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    Not applicable.

ITEM 2.  CHANGES IN SECURITIES

    Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

ITEM 5.  OTHER INFORMATION

    Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  EXHIBITS

    27. Financial Data Schedule (submitted only with filing in electronic format)

    (b)  REPORTS ON FORM 8-K

         Not applicable.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      WARWICK COMMUNITY BANCORP, INC.
                                      (Registrant)




Date: January 13, 1998                By: /s/ Timothy A. Dempsey
                                         ---------------------------------------
                                          Timothy A. Dempsey
                                          President and Chief Executive Officer






Date: January 13, 1998                By: /s/ Arthur W. Budich
                                         ---------------------------------------
                                          Arthur W. Budich
                                          Senior Vice President and
                                            Chief Financial Officer

                                  EXHIBIT INDEX

27. Financial Data Schedule (submitted only with filing in electronic format)