Form 10-Q
period 1998-02-28
WARWICK COMMUNITY BANCORP INC
filed 1998-04-14
CIK 1046209

As filed with the Securities and Exchange Commission on April 14, 1998

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended February 28, 1998

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________________ to _____________

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

                           Yes   X                            No
                                ---                              ---

         As of April 13, 1998, there were 6,606,548 shares of the registrant's common stock outstanding.

                                          FORM 10-Q
                               WARWICK COMMUNITY BANCORP, INC.
                                            INDEX

                                                                                       Page
PART I -- FINANCIAL INFORMATION                                                       Number
-------------------------------                                                       ------
Item 1.       Financial Statements -- Unaudited

              Consolidated Statements of Financial Condition at
               February 28, 1998 and May 31, 1997                                       3

              Consolidated Statements of Income for the three and nine
               months ended February 28, 1998 and 1997                                  4

              Consolidated Statement of Changes in Equity for
               the nine months ended February 28, 1998                                  5

              Consolidated Statements of Cash Flows for the nine
               months ended February 28, 1998 and 1997                                  6

              Notes to Unaudited Consolidated Financial Statements                      7-10

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                       11-19

Item 3.       Quantitative and Qualitative Disclosures about Market Risk                19

PART II -- OTHER INFORMATION
----------------------------

Item 1.       Legal Proceedings                                                         19

Item 2.       Changes in Securities                                                     19

Item 3.       Defaults Upon Senior Securities                                           19

Item 4.       Submission of Matters to a Vote of Security Holders                       19

Item 5.       Other Information                                                         19

Item 6.       Exhibits and Reports on Form 8-K                                          19

Signature Page                                                                          20

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

================================================================================

PART I --  FINANCIAL INFORMATION


ITEM 1.                    FINANCIAL STATEMENTS -- UNAUDITED

                                  WARWICK COMMUNITY BANCORP, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                    (UNAUDITED)


                                                                     February 28, 1998            May 31, 1997
                                                                   ---------------------      ---------------------
                                                                                (Dollars in thousands)

                            ASSETS

    Cash on hand and in banks..................................         $  11,409                   $ 10,367
    Federal funds sold.........................................               465                      1,315
    Securities:
       Trading, at fair value..................................                 0                          0
       Available-for-sale, at fair value.......................           154,403                     120,301
             Held-to-maturity, at amortized cost (fair value
             of $10,266 at February 28, 1998 and $6,116
             at May 31, 1997)..................................            10,379                       6,092
                                                                        ---------                   ---------
             Total securities..................................           164,782                     126,393
                                                                        ---------                   ---------
    Mortgage loans, net........................................           140,759                     102,825
    Commercial loans...........................................            28,080                      23,418
    Consumer loans.............................................            13,874                      13,312
                                                                        ---------                   ---------
             Total loans.......................................           182,713                     139,555
    Allowance for loan losses..................................            (1,446)                     (1,232)
                                                                        ---------                   ---------
             Total loans, net..................................           181,267                     138,323
                                                                        ---------                   ---------
    Accrued interest receivable................................             2,122                       2,097
    Federal Home Loan Bank stock...............................             2,072                       1,731
    Bank premises & equipment, net.............................             3,145                       2,426
    Other assets...............................................             5,580                       3,893
                                                                        ---------                   ---------
             Total  assets.....................................         $ 370,842                   $ 286,545
                                                                        =========                   =========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Deposits
    NOW and Money Market.......................................            39,894                      42,143
    Savings....................................................            76,063                      80,175
    Certificates of deposit....................................            72,802                      75,038
    Non-Interest bearing checking..............................            23,633                      23,855
                                                                        ---------                   ---------
             Total depositor accounts..........................           212,392                     221,211
    Mortgage escrow funds......................................             1,065                       1,398
    Accrued Interest on depositor accounts.....................             1,275                       1,212
    Securities sold under agreements to repurchase.............            27,500                      23,090
    FHLB advances..............................................            35,250                       5,250
    Other liabilities..........................................             7,870                       6,270
                                                                        ---------                   ---------
                                                                          285,353                     258,431
             Total Liabilities.................................         ---------                   ---------

                       STOCKHOLDERS' EQUITY

    Common stock, $.01 par value; 15,000,000 shares
    authorized 6,606,548 shares issued and outstanding
    in 1998..................................................                  66                          --
    Additional paid-in capital.................................            63,363                       6,026
    Retained earnings..........................................            28,127                      21,468
    Net unrealized gain (loss) on securities, net of taxes.....             1,755                         620
    Unearned ESOP common stock.................................            (7,821)                         --
                      Total stockholders' equity...............            85,490                      28,114
                                                                        ---------                   ---------
                      Total liabilities and stockholders'
                      equity...................................         $ 370,843                   $ 286,545
                                                                        =========                   =========

SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS

                               WARWICK COMMUNITY BANCORP, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF INCOME
                                                   (UNAUDITED)

                                                               For the three months           For the nine months
                                                                ended February 28,            ended February 28,

                                                              1998           1997              1998         1997
                                                              ----           ----              ----         ----
                                                                (Dollars in thousands, except per share amounts)
Interest Income:
    Interest on mortgage loans........................        2,650          1,797             7,261        5,145
    Interest on other loans...........................          988            919             2,744        2,542
    Interest and dividends on securities..............        2,415          2,669             6,529        7,756
    Interest on federal funds sold....................          133              0               172            7
    Interest on short-term money market instruments...           10              5                25           13
                                                            -------        -------          --------      -------
         Total interest income........................        6,196          5,390            16,731       15,463
                                                            -------        -------          --------      -------

Interest Expense:
    Time Deposits.....................................          953            956             2,917        2,993
    Money market deposits.............................          202            210               633          664
    Savings Deposits..................................          622            613             1,905        1,914
    Mortgagors' deposits..............................           15              9                72           37
    Interest on borrowings............................          543            554             1,601        1,368
                                                            -------        -------          --------      -------
         Total interest expense.......................        2,335          2,342             7,128        6,976
                                                            -------        -------          --------      -------
          Net interest income.........................        3,861          3,048             9,603        8,487
                                                            -------        -------          --------      -------

Provision for Loan Losses                                      (104)           (30)             (468)         (80)
                                                            -------        -------          --------      -------
    Net interest income after provision for loan losses       3,757          3,018             9,135        8,407
                                                            -------        -------          --------      -------

Other Income (Loss):
    Service and fee income............................          536            510             1,590        1,501
    Securities transactions...........................          193              3               387          647
    Loan transactions.................................           24             57                76          106
    Other income or (loss)............................           (2)            12               100           78
                                                            -------        -------          --------      -------
         Total other income, net......................          751            582             2,153        2,332
                                                            -------        -------          --------      -------

Other Expenses:
    Salaries and employee benefits....................        1,540          1,487             4,192        4,052
    ESOP benefits                                               708             --               708           --
    FDIC insurance....................................            7              4                20            6
    Occupancy.........................................          306            289               903          849
    Data processing...................................          168            153               485          484
    Advertising.......................................           22             18               118           95
    Professional Fees.................................          239             62               381          182
    Contribution to Warwick Savings Foundation........        1,924             --             1,924           --
    Other.............................................          559            474             1,459        1,493
                                                            -------         ------          --------      -------
         Total other expenses.........................        5,473          2,487            10,192        7,161
                                                            -------         ------          --------      -------
    Income before provision for income taxes..........         (966)         1,114             1,097        3,578

Provision for Income Taxes                                     (365)           423               465        1,360
                                                            -------         ------          --------      -------
    Net Income                                                 (600)           691               632        2,218
                                                            =======         ======          ========      =======
    Net Income per Share since Conversion
         Basic                                              $ (0.10)           N/A          $  (0.10)         N/A
        Diluted                                             $ (0.10)           N/A          $  (0.10)         N/A
                                                            =======         ======          ========      =======

                                       THE WARWICK COMMUNITY BANCORP, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
                                                           (Unaudited)




                                                                                     Unrealized
                                                      Additional                    Gain/(Loss)        Unearned
                                                       Paid In      Retained          on A-F-S           ESOP
                                         Common        Capital      Earnings       Securities, net    Common Stock        Total
                                         ------        -------      --------       ---------------    ------------        -----
                                                                        (Dollars in thousands)
BALANCE,  May 31, 1996                       --          --        $ 24,629           $    141                --        $ 24,770
Net  Income, June 1, 1996 - Feb. 28,
1997                                         --          --           2,218                 --                --           2,218
Change in unrealized gain or loss on
       securities available-for-sale,
       net                                   --          --              --                532                --             532
BALANCE, February 28, 1997                                           26,847                673                --          27,520

BALANCE, May 31, 1997                        --          --          27,495                620                --          28,115
Net  Income, June 1, 1997 - Nov. 30,
1998                                         --          --             632                 --                --             632
Issuance of 6,414,125 shares of $.01
       par value common stock in
       initial public offering, net
       of conversion related expenses        64      61,422              --                 --                --          61,486
Issuance of 192,423 shares of $.01 par
       value common stock to The
       Warwick Savings Foundation             2       1,922              --                 --                --           1,924
Open market purchases of Warwick
       Community Bancorp, Inc. common
       stock by ESOP trustee                 --          --              --                 --           (8,510)          (8,510)
Allocation from shares purchased with
       1997 contribution                     --          19              --                 --              689              708
Change in unrealized gain or loss on
       securities available-for-sale,
       net                                   --          --              --              1,135               --            1,135
                                       --------    --------        --------            -------         --------         --------
BALANCE, February 28, 1998             $     66    $ 63,363        $ 28,127            $ 1,755         $ (7,821)        $ 85,490

                                 WARWICK COMMUNITY BANCORP, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)

                                                                                         For the nine months
                                                                                          ended February 28,

                                                                                        1998               1997
                                                                                  -----------------   --------------
                                                                                            (in thousands)
       CASH FLOWS FROM OPERATING ACTIVITIES
       Net Income.................................................................             $632           $2,219
       Adjustments to reconcile net income to net cash provided by (used in)
         operating activities:
              Charitable contribution of Warwick Bancorp, Inc. common stock to The
                Warwick Savings Foundation........................................            1,924               --
              Depreciation........................................................              339              343
              Amortization of premium on investment securities....................               74              163
              (Accretion) of discount on investment securities....................            (272)            (160)
              Net (increase)/decrease; accrued interest receivable................             (25)            (117)
              (Increase)/decrease in mortgage servicing rights and other assets...          (1,635)            4,143
              Provision for loan losses...........................................              468               80
              Net (gain) or loss on sale of loans.................................             (76)            (106)
              Net (gain) or loss on sale of securities............................            (387)            (803)
              Increase/(decrease); accrued interest payable.......................               63               19
              Increase/(decrease) in accrued expenses and other liabilities.......            1,600          (4,113)
              Purchase of trading securities......................................         (15,654)         (18,389)
              Sales of trading securities.........................................           15,654         (14,537)
                                                                                  -----------------   --------------
       Total reconciliation adjustments...........................................            2,072          (4,404)
              Net Cash Provided By Operating Activities...........................            2,704          (2,185)

       CASH FLOWS FROM INVESTING ACTIVITIES
       Proceeds from maturities and calls of securities, H-T-M....................              300            1,250
       Proceeds from maturities and calls of securities, A-F-S....................           26,500           10,157
       Purchases of securities, H-T-M.............................................            (560)            (200)
       Purchases of securities, A-F-S.............................................        (102,417)         (46,416)
       Proceeds from sale of trading securities and securities available-for-sale.           30,478           43,409
       Principal repayments from mortgage-backed securities.......................            9,750            7,525
       Purchases of F.H.L.B. of N.Y. - Capital Stock..............................            (341)               --
       Net (increase)/decrease in loans...........................................         (43,399)         (23,721)
       Purchases of fixed assets, net.............................................          (1,058)            (204)
                                                                                  -----------------   --------------
              Net Cash Used in Investing Activities...............................         (80,746)          (8,198)

       CASH FLOWS FROM FINANCING ACTIVITIES
       Net increase (decrease) in deposits........................................          (8,819)         (18,731)
       Net increase (decrease) in escrow deposits.................................            (333)            (631)
       Net increase (decrease) in borrowed funds..................................           34,410           30,550
       Payment for conversion costs...............................................          (2,656)               --
       Proceeds from the issuance of common stock.................................           64,142               --
       Purchase of ESOP common stock..............................................          (8,510)               --
              Net Cash Provided By Financing Activities...........................           78,234           11,188
              Net increase (Decrease) In Cash ....................................              192              805
       CASH AT BEGINNING OF PERIOD................................................           11,682            7,102
       CASH AT END OF PERIOD......................................................           11,874            7,907
                                                                                  =================   ==============
       CHANGE IN CASH.............................................................              192              805

                         WARWICK COMMUNITY BANCORP, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.     BASIS OF PRESENTATION

           Warwick Community Bancorp, Inc. ("Company") was incorporated under Delaware law in September 1997 as a holding company to purchase 100% of the common stock of The Warwick Savings Bank ("Bank"). On December 23, 1997, Warwick Community Bancorp, Inc. completed its initial public offering of 6,606,548 shares of common stock in connection with the conversion of the Bank from a mutual form institution to a stock savings bank (the "Conversion"). Concurrently with the Conversion, Warwick Community Bancorp, Inc. acquired all of the Bank's common stock.

           The unaudited consolidated financial statements included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. The results of operations for the three and nine months ended February 28, 1998 are not necessarily indicative of the results of operations that may be expected for the entire year ending May 31, 1998. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission.

           These unaudited consolidated financial statements should be read in conjunction with the Bank's audited consolidated financial statements and notes thereto included in the Company's
Prospectus dated November 18, 1997.

2.     EARNINGS PER SHARE

           On December 23, 1997, Warwick Community Bancorp, Inc. completed its initial stock offering of 6,606,548 shares of common stock. Concurrent with the offering, approximately 8% of the shares issued (528,523) were purchased by the Warwick Community Bancorp Inc. Employee Stock Ownership Plan ("ESOP") using the proceeds of a loan from the Company to the ESOP. On December 31, 1997, 44,352 shares were released from the ESOP trust for allocation to ESOP participants. Consequently, the remaining 484,171 shares have not yet been released and under AICPA Statement of Position 93-6, these shares will not be considered outstanding for purposes of calculating per share amounts. Earnings per share are not presented for periods prior to the initial public offering as the Bank was a mutual savings bank, and had no stock outstanding. During the three month period ended February 28, 1998, the Company had no outstanding securities or other contracts which, if exercised or converted, would have resulted in the issuance of common stock. Hence, in accordance with Statement of Financial Accounting Standards No. 128 "Earnings per Share," basic and diluted earnings per share are identical.

3.     LOAN PORTFOLIO COMPOSITION

           The following table sets forth the composition of the Company's loan portfolio in dollar amounts and percentage of the portfolio at the dates indicated.



                                                    At February 28, 1998                 At May 31, 1997
                                                    --------------------                 ---------------
                                                                    Percent                          Percent
                                                    Amount          of Total         Amount          of Total
                                                --------------     ----------    ------------    --------------
                                                                    (Dollars in thousands)
MORTGAGE  LOANS:
Conventional one- to four-family loans.......     $ 113,184           61.95%          81,803        58.62%
Mortgage loans held for sale.................         7,205            3.94            4,832         3.46
VA and FHA loans.............................           730            0.4               749         0.54
Home equity loans............................        15,746            8.62           13,449         9.64
Residential construction loans...............         5,742            3.14            4,110         2.95
Undisbursed portion of construction loans....        (1,848)          (1.01)          (2,118)       (1.52)
                                                  ---------        --------         --------      -------
   Total mortgage loans......................       140,759           77.04%         102,825        73.68
                                                  ---------        --------        ---------      -------
CONSUMER AND OTHER LOANS:
Commercial loans by type:
   Non-farm and non-residential..............        13,697            7.5            10,372         7.43
   One- to four-family residential...........         1,120            0.61            1,157         0.83
   Multi-family..............................         3,651               2            3,022         2.17
   Farm......................................           408            0.22              318         0.23
   Acquisition, development and construction.         2,937            1.61            2,781         1.99
   Term loans................................           425            0.23              258         0.18
   Installment  loans........................         2,040            1.12            1,796         1.29
   Demand loans..............................           450            0.25              498         0.36
   Time loans................................            25            0.01              300         0.21
   SBA loans.................................           524            0.29              636         0.46
   Lines-of-credit...........................         2,459            1.35            2,166         1.55
   Loans and draws disbursed.................           129            0.07               88         0.06
   Non-accrual...............................           215            0.12               26         0.02
                                                  ---------        --------         --------       ------
   Total commercial loans....................        28,080           15.37           23,418        16.78
Automobile...................................         8,251            4.52            7,738         5.54
Student......................................         1,371            0.75            1,332         0.95
Credit card..................................         1,359            0.74            1,334         0.96
Other consumer loans.........................         2,893            1.58            2,908         2.08
                                                  ---------        --------         --------       ------
Total Consumer Loans                                 13,874            7.59           13,312         9.54
   Total consumer and other loans............        41,954           22.96           36,730        26.32
                                                  ---------        --------          -------       ------
       Total loans...........................       182,713          100.00%         139,555       100.00%
                                                                   ========                        =====
Allowance for loan losses....................        (1,446)                          (1,232)
                                                  ---------                         --------
   Total loans, net..........................     $ 181,267                         $138,323
                                                  =========                         ========

4.     NON-PERFORMING ASSETS

       The following table sets forth information regarding non-accrual loans, other past due loans and other real estate owned at the dates indicated.


                                           NON-PERFORMING ASSETS

                                                                      February 28,                 May 31,
                                                                          1998                      1997
                                                                          ----                      ----
                                                                              (Dollars in thousands)
Non-accrual mortgage loans delinquent more
than 90 days...................................................     $   1,153                  $   1,111
Non-accrual other loans delinquent more than 90 days...........           281                         83
                                                                      -------                     ------
Total non-accrual loans........................................          1434                       1194
Total 90 days or more delinquent and still accruing............            47                        237
                                                                       ------                    -------
Total non-performing loans.....................................     $   1,481                  $   1,431
Total foreclosed real estate, net of related allowance for                435                        224
losses.........................................................
Total non-performing assets....................................     $   1,916                  $   1,655
                                                                    =========                  =========
Non-performing loans to total loans............................          0.81%                      1.02%
Total non-performing assets to total assets....................          0.52%                      0.58%

5.   ALLOWANCE FOR LOAN LOSSES

                  The following table sets forth the activity in the Company's allowance for loan losses at and for the periods indicated.

                                             ALLOWANCE FOR LOAN LOSSES


                                                               Nine Months Ended                 At or for the Year
                                                                 February 28,                         ended May 31,
                                               ------------------------------------------------- ------------------
                                                         1998                      1997                   1997
                                               -------------------------  ---------------------- ------------------
                                                                          (Dollars in thousands)
ALLOWANCE FOR LOAN LOSSES:
Balance at beginning of period                      $   1,232                  $   1,305              $   1,305
CHARGE-OFFS:
     Real estate mortgage loans                           151                        117                    119
     Commercial loans                                      14                          0                      0
     Consumer loans                                        96                         73                     94
                                                    ---------                  ---------              ---------
         Total charge-offs                                261                        190                    213
RECOVERIES:
     Real estate mortgage loans                             0                          0                      0
     Commercial loans                                       0                          0                      0
     Consumer loans                                         7                          8                     10
                                                    ---------                  ---------              ---------
         Total recoveries                                   7                          8                     10

Provision for loan losses                                 486                         80                    130
                                                    ---------                  ---------              ---------
Balance at end of Period                            $   1,446                  $   1,203              $   1,232
                                                    =========                  =========              =========

Ratio of net charge-offs during the period to            0.16%                      0.15%                  0.16%
average loans outstanding
Ratio of allowance for loan losses to total              0.79%                      0.87%                  0.88%
loans at end of period
Ratio of allowance for loan losses to non-              97.54%                     68.42%                 86.09%
performing loans

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



GENERAL

         Warwick Community Bancorp, Inc. ("Company"), headquartered in Warwick, New York, is a bank holding company incorporated in September 1997 under the laws of the State of Delaware and is registered under the Bank Holding Company Act of 1956, as amended. The Company was organized at the direction of The Warwick Savings Bank ("Bank") for the purpose of acquiring all of the common stock of the Bank issued in connection with the conversion of the Bank from mutual to stock form ("Conversion"). On December 23, 1997, the Bank completed its Conversion, and the Company sold 6,414,125 shares of its common stock at a price of $10.00 per share in a subscription offering ("Offering") to certain depositors of the Bank. In connection with the Conversion and Offering, the Company established The Warwick Savings Foundation ("Foundation") and made a charitable contribution of 192,423 shares of the Company's common stock to the Foundation, which resulted in a one-time charge relating to the funding of the Foundation of $1.9 million ($1.2 million net of tax). The net proceeds from the Offering amounted to $61.5 million, and the Company contributed 50% of the net proceeds from the Offering to the Bank in exchange for all of the issued and outstanding shares of common stock of the Bank. The Company had no significant assets or operations prior to December 23, 1997. Per share data for quarter ended February 28, 1997 is not applicable. The period ended February 28, 1998 is the Company's first earnings report as a public company. Presently, the only significant assets of the Company are the capital stock of the Bank, the Company's loan to the Employee Stock Ownership Plan of the Company and the investments of the net proceeds from the Offering retained by the Company. The Company is subject to the financial reporting requirements of the Securities Exchange Act of 1934, as amended.


FINANCIAL CONDITION

         For the nine month period ending February 28, 1998, total assets of the Company increased $84.3 million, or 29.4%, from $286.5 million at May 31, 1997 to $370.8 million at February 28, 1998. This increase in total assets was primarily attributable to a $42.9 million, or 31.0%, increase in total loans net, which increased from $138.3 million at May 31, 1997 to $181.3 million at February 28, 1998, and a $38.4 million, or 30.4%, increase in total securities, which increased from $126.4 million at May 31, 1997 to $164.8 million at February 28, 1998. These increases resulted from continued growth in the loan portfolio, particularly mortgage loans, and from additional wholesale leverage transactions in the securities portfolio.

         Deposits decreased $8.8 million, or 4.0%, from $221.2 million at May 31, 1997, to $212.4 million at February 28, 1998. This decrease was primarily attributable to a decrease in savings deposits of $4.1 million, while NOW and money market accounts and time deposit accounts each decreased $2.2 million. The decrease in deposits occurred primarily because of the higher returns available from mutual funds and other alternative investments compared to rates offered by the Bank during the same period.

         Borrowed funds, comprised primarily of securities sold under repurchase agreements and Federal Home Loan Bank advances, increased $34.4 million, or 121.4%, from $28.3 million at May 31, 1997 to $62.8 million at February 28, 1998. These increases were primarily used in connection with the aforementioned wholesale leverage transactions which enabled the Company to bolster net interest income.

         Total stockholders' equity increased by $57.4 million, or 204.1%, from $28.1 million at May 31, 1997, well before the Company's initial public offering in December 1997, to $85.5 million at February 28, 1998. The increase was primarily attributable to the $61.5 million in net proceeds raised by the Company in its Offering in connection with the Bank's Conversion from a mutual savings bank to a stock savings bank. Total stockholders' equity was also increased by net income of $632 thousand earned over the nine months ended February 28, 1998, and a $1.1 million increase in unrealized appreciation net of taxes on securities available for sale from $620 thousand at May 31, 1997 to $1.7 million at February 28, 1998.


ANALYSIS OF NET INTEREST INCOME

         Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

         AVERAGE BALANCE SHEETS. The following tables set forth certain information relating to the Company for the three and nine months ended February 28, 1997 and 1998. The yields and costs were derived by dividing interest income or expense by the average balance of assets or liabilities, respectively, for the periods shown. The yields include deferred fees and discounts which are considered yield adjustments.


                                                                       Three Months Ended February 28,
                                              ---------------------------------------------------------------------------------
                                                                 1998                                     1997
                                              ---------------------------------------   ---------------------------------------
                                                                             Average                                  Average
                                                Average                      Yield/       Average                     Yield/
                                                Balance        Interest       Cost        Balance       Interest       Cost
                                              ------------     ---------    ---------   ------------    ---------   -----------
ASSETS:                                                                    (Dollars in thousands)
Interest-earning assets:
       Mortgage loans, net....................    $137,971        $2,650        7.68%        $92,688       $1,797         7.76%
       Consumer and other loans, net..........      40,437           988         9.77         38,057          919          9.66
       Mortgage-backed securities.............      70,488         1,306         7.41         82,584        1,506          7.29
       Federal funds sold.....................       9,667           133         5.50             20            0          5.34
       Interest earning accounts at banks.....         736            10         5.43            365            5          5.48
       Investment securities..................      54,567         1,109         8.13         56,615        1,163          8.22
                                              ------------     ---------                ------------    ---------
            Total interest-earning assets.....     318,866         6,196         7.90        270,329        5,390          7.98
                                                               ---------                                ---------
       Non-interest earning assets............      18,002                                    16,086
                                              ------------                              ------------
            Total assets......................    $331,868                                  $286,415
                                              ============                              ============

LIABILITIES AND RETAINED EARNINGS:
Interest-bearing liabilities:
       Passbook accounts......................     $76,545          $561        2.93%        $76,171         $559         2.94%
       Escrow deposits........................       1,142            15         5.25            717            9          5.02
       NOW accounts ..........................      15,556            61         1.57         13,691           54          1.58
       Money market accounts..................      25,070           202         3.22         26,100          210          3.22
       Certificate accounts...................      75,131           953         5.07         77,504          956          4.93
                                              ------------     ---------                ------------    ---------
       Total deposits.........................     193,444         1,792         3.71        194,183        1,788          3.68
       Borrowed funds.........................      36,778           543         5.91         36,717          554          6.04
                                              ------------     ---------                ------------    ---------
                Total interest-bearing
                  liabilities.................     230,222         2,335         4.06        230,900        2,342          4.06
                                                               ---------                                ---------
Non-interest bearing liabilities..............      44,860                                    28,618
                                              ------------                              ------------
                Total liabilities.............     275,082                                   259,518
Retained earnings.............................      56,786                                    26,897
                                              ------------                              ------------
                Total liabilities and
                   retained earnings..........    $331,868                                  $286,415
                                              ============                              ============
Net interest income/interest rate spread......                    $3,861        3.84%                      $3,048         3.92%
                                                               =========    =========                   =========   ===========
Net interest-earning assets/net
   interest margin............................     $83,644                      4.92%        $39,429                      4.51%
                                              ============                  =========   ============                ===========

Ratio of interest-earning assets to
  interest-bearing liabilities................                                136.33%                                   117.08%
                                                                            =========                               ===========

                                                                     Nine Months Ended February 28,
                                          -------------------------------------------------------------------------------------
                                                             1998                                        1997
                                          ------------------------------------------   ----------------------------------------
                                                                          Average                                    Average
                                            Average                        Yield/        Average                      Yield/
                                            Balance        Interest         Cost         Balance       Interest        Cost
                                          ------------    -----------   ------------   ------------   ----------   ------------
ASSETS:                                                                  (Dollars In Thousands)
Interest-earning assets:
       Mortgage loans, net...............     $124,284         $7,281          7.78%        $88,016       $5,145          7.79%
       Consumer and other loans, net.....       38,595          2,742           9.47         35,195        2,542           9.63
       Mortgage-backed securities........       69,208          3,867           7.45         80,651        4,426           7.32
       Federal funds sold................        4,151            172           5.52            197            7           4.74
       Interest earning accounts at banks          637             25           5.23            368           13           4.71
       Investment securities.............       49,930          2,664           7.11         64,236        3,330           6.91
                                          ------------    -----------                  ------------   ----------
            Total interest-earning assets      286,805         16,731           7.78        268,663       15,463           7.67
                                                          -----------                                 ----------
       Non-interest earning assets.......       16,810                                       15,967
                                          ------------                                 ------------
            Total assets.................     $303,615                                     $284,630
                                          ============                                 ============

LIABILITIES AND RETAINED EARNINGS:
Interest-bearing liabilities:
       Passbook accounts.................      $77,832         $1,727          2.96%        $78,195       $1,742          2.97%
       Escrow deposits...................        1,337             72           7.18          1,013           37           4.87
       NOW accounts .....................       14,937            178           1.59         14,167          172           1.62
       Money market accounts.............       26,772            633           3.27         27,166          664           3.28
       Certificate accounts..............       75,613          2,917           5.14         79,648        2,993           5.01
                                          ------------    -----------                  ------------   ----------
       Total deposits....................      195,491          5,527           3.77        200,189        5,608           3.74
       Borrowed funds....................       34,934          1,601           6.11         29,952        1,368           6.09
                                          ------------    -----------                  ------------   ----------
                Total interest-bearing
                   liabilities...........      230,426          7,128           4.12        230,141        6,976           4.04
                                                          -----------                                 ----------
Non-interest bearing liabilities.........       35,227                                       28,850
                                          ------------                                 ------------
                Total liabilities........      265,852                                      258,991
Retained earnings........................       37,963                                       25,729
                                          ------------                                 ------------
                Total liabilities and
                   retained earnings.....     $303,815                                     $284,630
                                          ============                                 ============
Net interest income/interest rate
   spread................................                      $9,803          3.65%                      $8,487          3.63%
                                                          ===========   ============                  ==========   ============
Net interest-earning assets/net
   interest margin.......................      $56,380                         4.46%        $38,522                       4.21%
                                          ============                  ============   ============                ============

Ratio of interest-earning assets to
  interest-bearing liabilities...........                                    124.47%                                    116.74%
                                                                        ============                               ============


         RATE/VOLUME ANALYSIS. The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume) and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

                                               Three Months Ended February 28, 1998        Nine Months Ended February 28, 1998
                                                            Compared to                                Compared to
                                               Three Months Ended February 28, 1997        Nine Months Ended February 28, 1997
                                             ----------------------------------------   ----------------------------------------
                                              Increase (Decrease) in Net                Increase (Decrease) in Net
                                                Interest Income Due to                    Interest Income Due to
                                             ----------------------------               ---------------------------
                                                 Volume          Rate          Net         Volume          Rate          Net
                                             --------------   -----------   ---------   -------------   -----------   ----------
                                                                               (in thousands)
INTEREST-EARNING ASSETS:
Mortgage loans, net.......................             $878         $(25)        $853          $2,120            $4       $2,116
Consumer and other loans, net.............               57            12          69             246           (46)         200
Mortgage-backed securities................             (221)           21        (200)           (628)           69         (559)
Federal funds sold........................                0           133         133             140            25          165
Interest earning accounts at banks........                5             0           5              10             2           12
Investment securities.....................              (42)          (12)        (54)           (742)           76         (666)
                                             --------------   -----------   ---------   -------------   -----------   ----------
          Total...........................              677           129         806           1,146           122        1,268
                                             ==============   ===========   =========   =============   ===========   ==========

INTEREST-BEARING LIABILITIES:
Passbook accounts.........................                3            (1)          2              (8)           (7)         (15)
Escrow accounts...........................                5             1           6              12            23           35
NOW accounts..............................                7             0           7               9            (3)           6
Money market accounts.....................               (8)            0          (8)            (34)            3          (31)
Certificates of deposits..................              (29)           26          (3)           (152)           76          (76)
Borrowed funds............................                1           (12)        (11)            228             5          233
                                             --------------   -----------   ---------   -------------   -----------   ----------
          Total...........................              (21)           14          (7)             55            97          152
                                             --------------   -----------   ---------   -------------   -----------   ----------

Net change in net interest income.........             $698          $115        $813          $1,091           $25       $1,116
                                             ==============   ===========   =========   =============   ===========   ==========


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED FEBRUARY 28, 1998 AND 1997

         GENERAL. For the three months ended February 28, 1998 the Company recognized a net loss of $600 thousand, or $(0.10) per share, as compared to net income of $691 thousand for the three months ended February 28, 1997. The decrease of $1.3 million was primarily the result of the Company's contribution of $1.9 million of common stock of the Company to the Foundation. Excluding that charge, net income for the three month period ending February 28, 1998 would have been $554 thousand, or $0.09 per share, which would have translated into a decrease of $137 thousand, or 19.8%, as compared to the three month period ending February 28, 1997. The decrease in net income was characterized by a $1.1 million increase in non-interest expenses, net of the contribution to the Foundation, and a $74 thousand increase in the provision for loan losses which was partially offset by increases in net interest income and other non-interest income in the amounts of $813 thousand and $169 thousand, respectively.

         INTEREST INCOME. Interest income amounted to $6.2 million for the three months ended February 28, 1998, as compared to $5.4 million for the three months ended February 28, 1997. This increase of $806 thousand, or 15.0%, was primarily the result of increases of $853 thousand in interest earned on mortgage loans, and $133 thousand in interest earned on federal funds sold, partially offset by a decrease of $254 thousand in the amount of interest and dividends earned on securities, as compared to the respective totals earned over the same three months during the comparable year earlier period.

         Although the average yield of the institution's mortgage loan portfolio over the three months ended February 28, 1998 decreased from 7.76% to 7.68%, as compared to the average yield realized over the three month period ended February 28, 1997, mortgage loan interest income increased as mentioned above because of the $45.3 million growth, or 48.8%, from $92.7 million to $138.0 million, in average mortgage loan balances over the same time periods. The growth experienced resulted from strong loan demand as home purchasers and existing homeowners capitalized on the opportunities afforded by lower mortgage loan interest rates.

         The average balance of federal funds sold at the end of the three month period ended February 28, 1998 was $9.7 million, as compared to $20 thousand at the end of the three month period ended February 28, 1997, and the increase resulted largely from the short-term investing of the net proceeds of the Conversion.

         INTEREST EXPENSE. Interest expense over the three month period ended February 28, 1998 on total interest bearing deposits and borrowed funds dropped by $7 thousand when compared to the same three month period one year earlier. Over the same periods, the average balances of the institution's total interest bearing liabilities decreased by $678 thousand, or 0.3% from $230.9 million to $230.2 million. Comparatively, the average balances of the institution's borrowed funds, increased by $61 thousand, or 0.2%, for the three month periods ended February 28, 1998 and 1997. However, while not readily apparent from the comparison of interest on borrowings between the three month periods, management utilized a portion of the Company's conversion proceeds to retire $7.3 million worth of overnight advances from the Federal Home Loan Bank in December 1997. Subsequently, management entered into two wholesale leverage transactions in February 1998 that increased total borrowed funds by $35 million.

         NET INTEREST INCOME. Net interest income for the three months ended February 28, 1998 increased $813 thousand, or 26.7%, to $3.9 million compared to the three months ended February 28, 1997. The interest rate spread narrowed to $3.84% from 3.92%, but the net interest margin increased to 4.92% from 4.51%, respectively, for the three months ended February 28, 1998 compared to the three month period ended February 28, 1997.

         PROVISION FOR LOAN LOSSES. The provision for loan losses for the three months ended February 28, 1998 was $104 thousand, as compared to $30 thousand for the month period ended February 28, 1997. Management bolstered the provision for loan losses primarily in conjunction with the growth in the institution's loan portfolios.

         OTHER INCOME. Other income, net, for the three months ended February 28, 1998 totaled $751 thousand as compared to $582 thousand for the three months ended February 28, 1997. This increase was primarily attributable to a $190 thousand increase in income derived from securities sales, mitigated by a $33 thousand decrease in income from loans sales and a $14 thousand decrease in other income or loss.

         OTHER EXPENSES. Total other expenses increased by $3.0 million for the three month period ended February 28, 1998 as compared to February 28, 1997. Nearly two-thirds of the increase, or $1.9 million, ensued from the Company's contribution to the Foundation, while another $708 thousand was attributable to the establishment of the Company's Employee Stock Ownership Plan in connection with the Conversion and Offering. In addition, professional fees increased by $177 thousand for the three months ended February 28, 1998, as compared to the same period in 1997 as a result of consultation and audit activities in connection with the Conversion and Offering.

         PROVISION FOR INCOME TAXES. The decrease in the provision for income taxes for the three month period ended February 28, 1998 as compared to the same period ended February 28, 1997 was primarily attributable to the tax benefit derived from the Company's contribution to the Foundation.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED FEBRUARY 28, 1998 AND 1997

         GENERAL. Net income for the nine months ended February 28, 1998 amounted to $632 thousand compared to $2.2 million for the nine months ended February 28, 1997. The decrease of $1.6 million was, as in the case of the Company's three month results, primarily attributable to the Company's contribution to the Foundation. Excluding the charge for the contribution to the Foundation, net income for the nine month period ending February 28, 1998 would have been $1.8 million, or $0.29 per share, which would have represented a decrease of $400 thousand as compared to the results reported for the nine months ended February 28, 1997. That decrease resulted primarily from a $388 thousand increase to the provision for loan losses, a decrease of $179 thousand in non-interest income, and a $1.1 million increase in non-interest expense, net of the contribution to the Foundation, which was partially offset by an increase of $1.1 million in net interest income.

         INTEREST INCOME. Interest income for the nine month period ended February 28, 1998 amounted to $16.7 million, which represented an increase of $1.3 million, or 8.2%, over the $15.5 million earned over the nine months ended February 28, 1997. The increase was primarily attributable to a $2.1 million increase, or 41.1%, in the amount of interest earned on mortgage loans, offset, somewhat, by a $1.2 million decrease, or 15.8%, in interest and dividends earned on the securities portfolio. The comparative changes in interest income for the nine month periods ended February 28, 1997 and 1998 were primarily attributable to the shift of interest earning assets into mortgage and commercial loans, and the utilization of a number of wholesale leverage transactions.

         The increase in the average yield on interest-earning assets to 7.78% for the nine months ended February 28, 1998, as compared to 7.67% for the nine month period ended February 28, 1997, resulted in part from the sale of relatively lower yielding securities, and the purchase of higher yielding securities with portions of the proceeds, in connection with the Company's restructuring of its investment securities portfolio over the past nine months. The overall decrease in the average balance of the investment securities resulted from the funding of lending activities.

         INTEREST EXPENSE. Interest expense over the nine month period ended February 28, 1998 was $7.1 million compared to $7.0 million for the comparable nine month period ended February 28, 1997. Comparing the nine month period ended February 28, 1998, to the nine month period ended February 28, 1997, interest expense decreased by $76 thousand, $31 thousand and $9 thousand, respectively, for time deposits, money market accounts, and savings deposits, while it increased $35 thousand and $233 thousand, respectively, for escrow deposits and borrowed funds. Those shifts resulted primarily from decreases in the average balances of deposit accounts coupled with increases in escrow balances generally required in conjunction with the Company's increased mortgage loan balances, and from additional wholesale leverage transactions entered into over the past nine months.

         NET INTEREST INCOME. Net interest income for the nine months ended February 28, 1998 increased $1.1 million or 13.1%, to $9.6 million compared to the nine months ended February 28, 1997. The interest rate spread and net interest margin increased to 3.65% from 3.63%, and to 4.46% from 4.21%, respectively, for the nine months ended February 28, 1998 compared to the nine month period ended February 28, 1997.

         PROVISION FOR LOAN LOSSES. The provision for loan losses for the nine months ended February 28, 1998 was $468 thousand, as compared to $80 thousand for the nine month period ended February 28, 1997. As noted above with respect to the results for the three month period comparisons, management bolstered the provision for loan losses primarily in conjunction with the growth in the institution's loan portfolios.

         OTHER INCOME. Other income, net, for the nine months ended February 28, 1998 decreased by $179 thousand, or 7.7%, to $2.2 million from $2.3 million for the nine months ended February 28, 1997.

Comparatively, income from securities transactions decreased by $260 thousand for the nine months ended February 28, 1998 compared to the nine months ended February 28, 1997 because the institution realized some larger than usual gains on security sales in the summer of 1996.

         OTHER EXPENSES. Total other expenses increased $3.0 million for the nine month period ended February 28, 1998 as compared to February 28, 1997. As noted under the three month period results, nearly two-thirds of the increase, or $1.9 million, ensued from the Company's contribution to the Foundation, while another $708 thousand was attributable to the establishment of the Company's Employee Stock Ownership Plan in connection with the Conversion and Offering. In addition, professional fees increased by $199 thousand for the nine months ended February 28, 1998, as compared to the same period in 1997 as a result of consultation and audit activities in connection with the Conversion and the Offering.

         PROVISION FOR INCOME TAXES. The decrease in the provision for income taxes for the nine month period ended February 28, 1998 as compared to the same period ended February 28, 1997 was primarily attributable to the tax benefit derived from the Company's contribution to the Foundation.


LIQUIDITY AND CAPITAL RESOURCES

         Liquidity is managed from a composite of customer deposits, from cash and short-term interest- earning assets, from mortgage loans held for sale, from the investment securities portfolio held available for sale and from the Company's ability to borrow from the Federal Home Loan Bank. At February 28, 1998 management had utilized $27.5 million in repurchase agreements and $35.3 million in Federal Home Loan Bank advances to augment the Company's earnings, and intends to enter into additional transactions in order to leverage the Company's capital base further.

         At February 28, 1998, the Company's total approved loan origination commitments outstanding totaled $48.4 million. At the same time, the unadvanced portion of residential construction loans totaled $5.7 million. Certificates of deposit scheduled to mature in one year or less at February 28, 1998 totaled $66.8 million. Based on historical experience, management believes that a significant portion of such deposits will remain.

         At February 28, 1998, the Company had cash and due from banks of $11.4 million and securities available for sale of $154.4 million. Management believes these amounts, together with the Company's borrowing capabilities, to be more than adequate to meet its short-term cash needs.


REGULATORY CAPITAL POSITION

         At February 28, 1998, the Company exceeded all of its regulatory capital requirements with a Tier 1 capital level of $83.7 million, or 25.23% of average assets, which is well above the required level of $13.3 million, or 4%, of average assets. The Company's ratio of Tier 1 capital to risk weighted assets of 46.05% at February 28, 1998 is also well above the required level of 4%. The Company's ratio of total capital to risk weighted assets is 46.84%, which is well above the required level of 8%. In addition, the Company's capital ratios qualify it to be "well capitalized" under the Federal Deposit Insurance Corporation Improvement Act of 1991. The following table shows the Bank's regulatory capital positions and ratios at February 28, 1998.

                                           CAPITAL AT FEBRUARY 28, 1998



                                       Actual Capital                  Required Capital              Excess Capital
                                     Amount     Percent           Amount            Percent       Amount      Percent
                                     ------     -------           ------            -------       ------      -------
Total Capital..................
     (to risk weighted assets)        $85,181   46.84%           $14,548              8.00%     $70,633       38.84%
Tier 1 Capital.................
     (to risk weighted assets)         83,735   46.05%             7,274              4.00%      76,461       42.05%
Tier 1 Capital.................
     (to average assets)               83,735   25.23%            13,275              4.00%      70,460       21.23%



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




                                      WARWICK COMMUNITY BANCORP, INC.
                                      (Registrant)




Date: April 14, 1998                  By:  /s/ Timothy A. Dempsey
                                           ----------------------
                                           Timothy A. Dempsey
                                           President and Chief Executive Officer






Date: April 14, 1998                  By:  [S] Arthur W. Budich
                                           --------------------
                                           Arthur W. Budich
                                           Senior Vice President and
                                              Chief Financial Officer

                                  EXHIBIT INDEX

27. Financial Data Schedule (submitted only with filing in electronic format)