Form 10-K
period 1998-05-31
WARWICK COMMUNITY BANCORP INC
filed 1998-08-31
CIK 1046209

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year May 31, 1998

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transaction period from _________________ to
     _________________

                                     0-23293
                            (Commission File Number)

                         WARWICK COMMUNITY BANCORP, INC.
             (Exact Name of Registrant as Specified in its Charter)

           Delaware                                             06-1497903
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                            Identification Number)


           18 Oakland Avenue,                                   10990-0591
            Warwick, New York                                   (Zip Code)
(Address of Principal Executive Offices)

                                 (914) 986-2206
               (Registrant's Telephone Number including area code)


           Securities Registered Pursuant to Section 12(b) of the Act:
                                      None

           Securities Registered Pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.01 per share
                                (Title of Class)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the
Registrant was required to file reports) and (2) has been subject to such requirements for the past 90 days.
YES _X_   NO __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. _X_

     As of August 21, 1998, there were 6,606,548 shares of the Registrant's common stock outstanding. The aggregate market value of the Registrant's common stock (based on closing price quoted on August 21, 1998) held by non-affiliates was approximately $87,262,611.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's Annual Report to Shareholders for the year ended May 31, 1998 are incorporated by reference into Items 1, 5, 6, 7, 7A and 8 of Part II hereof and Item 14 of Part IV hereof.

(2) Portions of the definitive Proxy Statement for the Registrant's 1998 Annual Meeting of Shareholders are incorporated by reference into Items 10, 11, 12 and 13 of Part III hereof.

                                     PART I

ITEM 1. Business

General

     Warwick Community Bancorp, Inc. (the "Registrant") is a bank holding company incorporated in September 1997 under the laws of the State of Delaware and is registered under the Bank Holding Company Act of 1956, as amended ("BHCA"). The Registrant was organized for the purpose of owning all of the outstanding capital stock of The Warwick Savings Bank (the "Bank"). On December 23, 1997, the Bank completed its conversion from a New York State chartered mutual savings bank to a New York State chartered stock savings bank, the Registrant completed the sale of 6,414,125 shares of common stock at $10.00 per share and the Registrant made a charitable contribution of 192,423 shares of its common stock to the Warwick Savings Foundation, a charitable foundation organized by the Registrant and the Bank. The Registrant's operations commenced on December 23, 1997 and consist principally of the operations of the Bank, the Registrant's only direct subsidiary. The Registrant, the Bank and the Bank's subsidiaries are sometimes collectively referred to herein as the "Company."

     The Bank was organized in 1875 as a New York State chartered mutual savings bank and became a New York State chartered stock savings bank on December 23, 1997. The Bank's deposits are insured by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC") up to the maximum amounts permitted by law.

     The Bank is a community-oriented savings bank whose principal business has been and continues to be attracting retail deposits from the general public in the area surrounding its four branches and investing those deposits, together with funds generated from operations and borrowings, primarily in one- to four-family residential mortgage loans, mortgage-backed securities, commercial business and commercial real estate loans and various debt and equity securities. The Bank also originates home equity loans (Good Neighbor Home Loans) and lines of credit, consumer loans, student loans and its own credit card loans. Additionally, the Bank sells Savings Bank Life Insurance.

     The Bank's revenues are derived principally from the interest on its mortgage loans, securities, commercial and consumer loans and, to a lesser degree, from its mortgage banking activities, loan and securities sales, servicing fee income and income derived from non-traditional investment products offered through its wholly owned subsidiary, WSB Financial Services, Inc. ("WSB Financial"). The Bank's primary sources of funds are deposits, borrowings, principal and interest payments on loans and securities and proceeds from the sale of loans and securities.

Market Area

     The Bank has been, and intends to continue to be, a community-oriented savings institution offering a variety of financial services to meet the needs of the communities it serves. The Bank maintains its headquarters in the village of Warwick in Orange County, New York and operates three additional branch offices located in the village of Monroe, the town of Woodbury and the town of Wallkill, Orange County, New York. The Bank's primary deposit gathering areas are currently concentrated in proximity to its full-service banking offices. The Bank's current primary lending market includes not only Orange County, New York, but also Rockland, Dutchess and, to a lesser extent, Westchester, Putnam and Sullivan Counties, New York, by virtue of the various loan originators servicing these areas. In addition, with its mortgage banking subsidiary, WSB Mortgage Company of New Jersey, Inc. ("WSB Mortgage"), and its attendant loan production office in West Milford, Passaic County, New Jersey, the Bank has expanded its mortgage banking operations into the northeastern New Jersey market.

     Although the Bank's market area is predominantly rural with many small towns, many of the area's residents work in northern New Jersey, western Connecticut and New York City. Some of the county's major employers are ShopRite Supermarkets, the Arden Hill Hospital and related life care complex, Horton Memorial Hospital, Yellow Freight, the Wakefern Corporation and the United States Military Academy at West Point.

     The Bank's market area grew significantly in population during the 1980's as rising housing prices closer to New York City, coupled with the abundance of vacant land in Orange County, led to a boom in housing construction. As the economy throughout the region declined in the late 1980's and early 1990's, communities surrounding the Bank's offices, particularly in the Warwick area, continued to experience growth, but more slowly. The conversion of Stewart International Airport, approximately 20 miles to the northeast of the Bank's main office in Warwick, into a full-service commercial airport in 1990 gave the Bank's market area an additional boost. However, the health of the economy in the New York City metropolitan area has, and will continue to have, a direct impact on the economic well-being of residents and businesses in the Bank's market area.

Competition

     The Bank faces substantial competition for both deposits and loans. The deregulation of the financial services industry has led to increased competition among savings banks and other financial institutions for a significant portion of the deposit and lending activity that had traditionally been the arena of savings banks and savings and loan associations. The Bank competes for savings deposits with other savings banks, savings and loan associations, commercial banks, credit unions, money market mutual funds, insurance companies, brokerage firms and other financial institutions, many of which are substantially larger in size than the Bank.

     The Bank's competition for loans comes principally from savings banks, savings and loan associations, commercial banks, mortgage bankers, finance companies and other institutional lenders, many of whom maintain offices in the Bank's market area. The Bank's principal methods of competition include providing personal customer service, a variety of financial services and competitive loan and deposit pricing, as well as implementing advertising and marketing programs.

     While the Bank is subject to competition from other financial institutions, some of which have much greater financial and marketing resources, the Bank believes it benefits by its community bank orientation as well as its relatively high core deposit base. Management believes that the variety, depth and stability of the communities in which the Bank is located support the service and lending activities conducted by the Bank. The relative economic stability of the Bank's lending area is reflected in the small number of mortgage delinquencies experienced by the Bank.

Lending Activities

     Loan Portfolio Composition. The Bank's loan portfolio consists primarily of conventional first mortgage loans secured by one- to four-family residences. At May 31, 1998, the Bank had total gross loans outstanding of $214.5 million (before deducting the allowance for loan losses and net deferred loan fees), of which $129.9 million, or 60.6%, were one- to four-family, owner-occupied residential first mortgage loans. The remainder consisted of $34.1 million of commercial business and commercial real estate loans, or 16.0% of total loans, $15.9 million in home equity loans, or 7.4% of total loans, $2.8 million in residential construction mortgage loans (net of undisbursed portion), or 1.3% of total loans, and $14.0 million in consumer loans, or 6.5% of total loans. Additionally, the Bank originates Veterans Administration ("VA") guaranteed loans and Federal Housing Authority ("FHA") insured loans. For the fiscal year ended May 31, 1998, the Bank originated $3.6 million of such loans. The Bank is active in the origination of State of New York Mortgage Association ("SONYMA") loans, which are subject to certain customer eligibility requirements and are subsequently sold to the State of New York. For the fiscal year ending May 31, 1998, the Bank originated $8.6 million in SONYMA loans. The Bank continues to service these loans for such agency and, instead of a servicing fee, the Bank obtains a state (franchise) income tax credit.

     The types of loans that the Bank may originate are subject to federal and state laws and regulations. Interest rates charged by the Bank on loans are affected by the demand for such loans, the supply of money available for lending purposes and the rates offered by competitors. These factors are in turn affected by, among other things, economic conditions, monetary policies of the federal government, including the Board of Governors of the Federal Reserve System ("FRB"), and legislative tax policies.

     The following table sets forth the composition of the Bank's loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated:

                                                                            At May 31,
                                      ----------------------------------------------------------------------------------
                                                1998                          1997                         1996
                                      ------------------------     ------------------------     ------------------------
                                                        Percent                      Percent                      Percent
                                                          of                           of                           of
                                       Amount            Total      Amount            Total      Amount            Total
                                      ---------          -----     ---------          -----     ---------          -----
                                                                    (Dollars in thousands)
Mortgage loans:
Conventional one-
to-four-family
  loans ...........................   $ 129,915          60.57%    $  81,803          58.56%    $  61,936          56.18%
Mortgage loans held for sale ......      17,237           8.04         4,832           3.46         5,054           4.59

VA or FHA loans ...................         595           0.28           749           0.54           376           0.34

Home equity loans .................      15,876           7.40        13,449           9.63        11,040          10.02

Residential construction loans ....       6,703           3.13         4,110           2.94           961           0.87

Undisbursed portion of
  construction loans ..............      (3,939)         (1.84)       (2,118)         (1.52)       (1,838)         (1.67)
                                      ---------        -------     ---------         ------     ---------         ------
     Total mortgage loans .........     166,387          77.58       102,825          73.61        77,529          70.33
                                      ---------        -------     ---------         ------     ---------         ------

Consumer and  other loans:
Commercial ........................      34,114          15.91        23,418          16.76        19,385          17.59
Automobile ........................       8,352           3.89         7,738           5.54         7,496           6.80
Student ...........................       1,353           0.63         1,332           0.95         1,533           1.39
Credit card .......................       1,239           0.58         1,334           0.95         1,195           1.08
Other consumer loans ..............       3,026           1.41         3,054           2.19         3,102           2.81
                                      ---------        -------     ---------         ------     ---------         ------
     Total consumer and other loans      48,084          22.42        36,876          26.39        32,711          29.67
                                      ---------        -------     ---------         ------     ---------         ------
     Total loans ..................     214,471         100.00%      139,701         100.00%      110,240         100.00%
                                                       =======                       ======                       ======
Discounts, premiums and
  deferred loan fees, net .........        (293)                        (146)                         (38)

Allowance for loan losses .........      (1,513)                      (1,232)                      (1,305)
                                      ---------                    ---------                       ------

Total loans, net ..................   $ 212,665                    $ 138,323                    $ 108,897
                                      =========                    =========                    =========

                                                           At May 31,
                                      -----------------------------------------------------
                                                 1995                         1994
                                      ------------------------     ------------------------
                                                        Percent                      Percent
                                                          of                           of
                                       Amount            Total      Amount            Total
                                      ---------          -----     ---------          -----
                                                       (Dollars in thousands)
Conventional one-
to-four-family
  loans ...........................   $  78,562          63.34%    $  71,762          65.42%
Mortgage loans held for sale ......       2,968           2.39            --             --

VA or FHA loans ...................         182           0.15           211           0.19

Home equity loans .................       9,714           7.83        10,051           9.16

Residential construction loans ....       2,901           2.34         1,613           1.47

Undisbursed portion of
  construction loans ..............      (1,307)         (1.05)       (1,169)         (1.06)
                                      ---------         ------     ---------         ------
     Total mortgage loans .........      93,020          75.00        82,468          75.18
                                      ---------         ------     ---------         ------

Consumer and  other loans:
Commercial ........................      17,772          14.33        15,472          14.10
Automobile ........................       7,483           6.03         6,621           6.04
Student ...........................       1,732           1.40         1,438           1.31
Credit card .......................       1,165           0.94         1,285           1.17
Other consumer loans ..............       2,855           2.30         2,410           2.20
                                      ---------         ------     ---------         ------
     Total consumer and other loans      31,007          25.00        27,226          24.82
                                      ---------         ------     ---------         ------
     Total loans ..................     124,027         100.00%      109,694         100.00%
                                                        ======                      ======
Discounts, premiums and
  deferred loan fees, net .........        (158)                        (187)
Allowance for loan losses .........      (1,206)                        (909)
                                      ---------                     ---------

Total loans, net ..................   $ 122,663                    $ 108,598
                                      =========                    =========


     Loan Maturity. The following table shows the contractual maturity of the Bank's loans at May 31, 1998. The table reflects the entire unpaid principal balance in the maturity period that includes the final loan payment date and, accordingly, does not give effect to periodic principal repayments or possible prepayments. Principal repayments and prepayments totaled $11.5 million, $18.4 million and $23.4 million for the fiscal years ended May 31, 1998, 1997 and 1996, respectively. Additionally, since the Bank regularly sells and securitizes residential mortgage loans as part of its mortgage banking operations, these activities have resulted in $12.2 million and $30.7 million in loan sales and securitizations, respectively, for the fiscal year ended in 1998 and $6.2 million and $21.6 million, respectively, for the fiscal year ended in 1997.

                                                                                    May 31, 1998
                                                ------------------------------------------------------------------------------------
                                                Mortgage Loans
                                                -----------------------                Home
                                                             Adjustable                Equity
                                                Fixed Rate      Rate     Commercial   Lines of     Consumer    Other    Total Loans
                                                 Mortgages    Mortgages     Loans      Credit       Loans       Loans     Receivable
                                                ----------    ---------   ---------   ---------   ---------   ---------   ----------
                                                                      (In thousands)
Amounts due:
Within one year ..............................   $   2,414    $      --   $   7,279   $      --   $   1,356   $      --   $  11,049
                                                 ---------    ---------   ---------   ---------   ---------   ---------   ---------
After one year:
   One to three years ........................         312           --       5,126          --       4,963       1,429      11,830
   Three to five years .......................         709           27      12,033          --       6,257          --      19,026
   Five to 10 years ..........................      24,691        2,444       4,881       1,610       9,038          --      42,664
   Over 10 years .............................      71,514       48,400       4,795       3,546         237       1,410     129,902
                                                 ---------    ---------   ---------   ---------   ---------   ---------   ---------
        Total due after one year .............      97,226       50,871      26,835       5,156      20,495       2,839     203,422
                                                 ---------    ---------   ---------   ---------   ---------   ---------   ---------
   Total amounts due .........................   $  99,640    $  50,871   $  34,114   $   5,156   $  21,851   $   2,839     214,471
                                                 =========    =========   =========   =========   =========   =========
Discounts, premiums and deferred
 loan fees, net ..............................                                                                                 (293)
Allowance for loan losses ....................                                                                               (1,513)
                                                                                                                          ---------
Loans receivable, net ........................                                                                            $ 212,665
                                                                                                                           =========


     The following table sets forth the dollar amounts in each loan category at May 31, 1998 that are contractually due after May 31, 1999, and whether such loans have fixed interest rates or adjustable interest rates.

                                                    Due After May 31, 1999
                                            ------------------------------------
                                             Fixed       Adjustable       Total
                                            --------     ----------     --------
                                                       (In thousands)
Mortgage loans .......................      $ 97,226      $ 50,871      $148,097

Commercial loans .....................        16,136        10,699        26,835

Home equity lines of credit ..........            --         5,156         5,156

Consumer loans .......................        20,223           272        20,495

Other loans ..........................         2,839            --         2,839
                                            --------      --------      --------
Total loans ..........................      $136,424      $ 66,998      $203,422
                                            ========      ========      ========

     Origination, Purchase, Sale and Servicing of Loans. The Bank's residential lending activities are conducted through its team of commissioned loan originators, who regularly call upon realtors, builders and others in the real estate business in an effort to solicit mortgage loan applications. The loans are all self-originated, as the Bank does not use mortgage brokers, with applications taken at the Bank's various branch offices and loan production offices. Thereafter, the applications are processed, underwritten and prepared for closing at the Monroe branch office, and the data is electronically linked together during the various stages of the application process to facilitate tracking and monitoring at the Bank's Warwick office.

     The Bank originates both adjustable-rate and fixed-rate mortgage loans. Its ability to originate loans is dependent upon the relative customer demand for fixed-rate or adjustable-rate mortgage loans, which is affected by the current and expected future levels of interest rates. During the fiscal year ended May 31, 1998, the Bank experienced an increase in both fixed-rate and adjustable-rate mortgage loan originations. This was attributable to the increased refinancing activity that occurred during the 1998 fiscal year. The Bank currently holds for its portfolio all adjustable-rate, bi-weekly mortgage loans and any non-conforming  loans  it  originates.  Periodically,  the  Bank  considers  the possible sale of its jumbo loans; however, management believes it has the ability to build relationships with jumbo mortgage customers to create cross-selling opportunities.

     The  residential  loan  products  currently  offered by the Bank include VA guaranteed and FHA insured mortgage loans, a variety of loans that conform to the underwriting standards specified by the Federal National Mortgage Association ("FNMA") ("conforming loans"), SONYMA loans and, to a much lesser extent, non-conforming loans, i.e., jumbo loans. The Bank sells most of the conforming mortgage loans it originates to FNMA in exchange for FNMA mortgage-backed securities through purchase and guarantee programs sponsored by FNMA. The Bank then sells such FNMA mortgage-backed securities to private investors and retains the servicing rights. In those cases in which non-conforming loans are sold to private institutional investors, servicing rights are typically released. SONYMA loans are all originated for sale back to SONYMA, with servicing retained in exchange for tax credits.

     During the time between the processing of a residential mortgage loan application and the final disposition or sale of such loan after it is closed, the Bank is exposed to movements in the market price due to changes in market interest rates. The Bank attempts to manage this risk by utilizing forward sales of mortgage-backed securities and put options on mortgage-backed securities to securities brokers and dealers, as well as cash sales to FNMA. Depending upon market conditions, interest rate expectations, economic data and other factors, the Bank's Hedging Committee, comprised of various members of senior operating management, which meets daily, attempts to cover certain percentages of its pipeline and warehouse. However, there can be no assurance that the Bank will be successful in its efforts to mitigate the risk of interest rate fluctuation between the time of origination and the ultimate disposition or sale of such loans. At May 31, 1998, the Bank had $7.9 million of forward sale commitments representing approximately 25% of closed loans and 30-year and 15-year fixed-rate conforming loan commitments, at specified interest rates at such date.

     Currently, the Bank services all of its one- to four-family loans, commercial business and commercial real estate, home equity and consumer loans. All FHA and VA loans are sold on a servicing-released basis, as are other selected loans sold to private institutional investors. Additionally, the Bank services a large volume of conforming fixed-rate and adjustable-rate loans that it has previously securitized and kept in its securities portfolio or sold to private investors. At May 31, 1998, the Bank was servicing $144.2 million of residential mortgage loans for others. For the fiscal years ended May 31, 1998, 1997 and 1996, loan servicing fees totaled $368 thousand, $335 thousand and $158 thousand, respectively. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, making inspections as required of mortgaged premises, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, ensuring the status of insurance and tax payments on behalf of the borrowers and generally administering the loans.

     The following table sets forth the Bank's loan originations, repayments and other portfolio activity for the periods indicated.

                                                  For the Year Ended May 31,
                                              -----------------------------------
                                                1998         1997         1996
                                              ---------    ---------    ---------
                                                        (In thousands)
Mortgage loans (gross):
         At beginning of period ...........   $  89,376    $  66,489    $  83,306
         Mortgage loans originated:
         Fixed-rate mortgages .............     100,612       50,250       69,928
         Adjustable-rate mortgages ........      14,879       18,776       15,133
                                              ---------    ---------    ---------
             Total mortgage loans originated    115,491       69,026       85,061
         Principal repayments .............     (11,457)     (18,375)     (23,403)
         Sale of loans ....................     (12,214)      (6,172)      (3,731)
         Securitizations ..................     (30,685)     (21,592)     (74,744)
                                              ---------    ---------    ---------
         At end of period .................   $ 150,511    $  89,376    $  66,489
                                              =========    =========    =========

Other loans (gross):
         At beginning of period ...........   $  50,325    $  43,751    $  40,721
         Commercial loans originated ......      26,628       14,966       12,326
         Consumer loans originated ........      13,409       16,774       10,936
         Commercial repayments ............     (15,933)     (10,933)     (10,573)
         Consumer repayments ..............     (10,470)      (9,038)      (9,659)
         Other loans sold .................        --         (5,195)        --
                                              ---------    ---------    ---------
         At end of period .................   $  69,959    $  50,325    $  43,571
                                              =========    =========    =========


     One- to Four-Family Mortgage Lending. The Bank offers both fixed-rate and adjustable-rate mortgage and construction loans, with maturities up to 30 years, which are secured by one- to four-family, owner-occupied residences. The majority of such loans are secured by property located in Orange County, New York; however, there are a number of loans secured by property located in Rockland and Dutchess Counties, New York, and, to a lesser extent, in Westchester, Putnam and Sullivan Counties, New York.

     At May 31, 1998, the Bank's total gross loans outstanding were $214.5 million, of which $129.9 million, or 60.6%, were one- to four-family residential mortgage loans. Of the one- to four-family residential mortgage loans outstanding at that date, 66.2%, or $99.6 million, were fixed-rate loans and 33.8%, or $50.9 million, were adjustable-rate loans. The interest rates for the majority of the Bank's adjustable-rate mortgage loans are indexed to the yield on one-year U.S. Treasury securities. The Bank currently offers adjustable-rate mortgage loan programs with interest rates that adjust either every one or three years. An adjustable-rate mortgage loan may carry an initial interest rate that is less than the fully-indexed rate for the loan. All adjustable-rate mortgage loans offered have lifetime interest rate caps or ceilings. Generally, adjustable-rate mortgage loans pose credit risks somewhat greater than the credit risk inherent in fixed-rate loans primarily because, as interest rates rise, the underlying payments of the borrowers rise, increasing the potential for default. The Bank currently has no mortgage loans that are subject to negative amortization.

     Commercial Lending. As part of the Bank's commercial lending program, the Bank originates various types of secured and unsecured commercial business loans and lines of credit and commercial real estate and construction loans. The Bank's commercial loan portfolio consisted of the following types of commercial loans at the dated indicated.

                                                                                At May 31,
                                        -------------------------------------------------------------------------------------------
                                              1998               1997               1996               1995              1994
                                        ----------------    ---------------    ---------------    ---------------    --------------
                                                  Percent            Percent            Percent            Percent           Percent
                                                    of                 of                 of                 of                of
                                                   Total              Total              Total              Total             Total
                                        Amount     Loans    Amount    Loans    Amount    Loans    Amount    Loans    Amount   Loans
                                        ------     -----    ------    -----    ------    -----    ------    -----    ------   -----
                                                                            (Dollars in thousands)
Commercial loans
 by type:
Non-farm and non- ...................   $16,862    7.86%   $10,372    7.42%   $ 8,288    7.52%   $ 6,749    5.44%   $ 5,046    4.60%
  residential
One- to four-family .................     3,094    1.44      1,157    0.83      1,161    1.05      1,387    1.12      1,593    1.45
Multi-family ........................     3,759    1.75      3,022    2.16      1,565    1.42        501    0.41        390    0.36
Farm ................................       404    0.19        318    0.23        156    0.14        471    0.38        491    0.45
Acquisition, development ............     3,791    1.77      2,781    1.99      2,414    2.19      2,819    2.27      2,393    2.18
  & construction
Term loans ..........................       367    0.17        258    0.18        108    0.10        188    0.15        494    0.45
Installment loans ...................     2,176    1.02      1,796    1.29      1,617    1.47      1,542    1.24      1,920    1.75
Demand loans ........................       608    0.28        498    0.36        444    0.40        456    0.37        627    0.57
Time loans ..........................       224    0.10        300    0.21        174    0.16        150    0.12        306    0.28
S.B.A. loans ........................       526    0.25        636    0.46        546    0.50        657    0.53        223    0.20
Lines of credit .....................     2,164    1.01      2,166    1.55      2,861    2.60      2,763    2.23      1,922    1.75
Loans and draws disbursed ...........      --      --           88    0.06       --      --         --      --         --      --
Non-accrual .........................       139    0.06         26    0.02         51    0.04         89    0.07         67    0.06
                                        -------   -----    -------   -----    -------   -----    -------   -----    -------   -----

  Total .............................   $34,114   15.90%   $23,418   16.76%   $19,385   17.59%   $17,772   14.33%   $15,472   14.10%
                                        =======   =====    =======   =====    =======   =====    =======   =====    =======   =====

     Commercial business loans generally carry greater credit risks than residential mortgage loans because their repayment is more dependent on (i) the underlying financial condition of the borrower and/or the value of any property or the cash flow from any property securing the loan or the business being financed and (ii) general as well as local economic conditions. Mortgage loans secured by commercial real estate properties, including construction and development lending, are generally larger and involve a higher degree of risk than one- to four-family residential mortgage loans. This risk is attributable to the uncertain realization of projected income-producing cash flows, which are affected by vacancy rates, the ability to maintain rent levels against competitively-priced properties and the ability to collect rent from tenants on a timely basis. Also, in the case of construction and development lending, risk is largely dependent upon the accuracy of the initial estimate of the property's value at completion of construction or development compared to the estimated cost (including interest payments) of construction and other assumptions. In addition, commercial construction loans are subject to many of the same risks as residential construction loans.

     Commercial Business Lending. The Bank also offers various types of short-term and medium-term commercial business loans on a secured and unsecured basis to borrowers located in the Bank's market area. Borrowers in the commercial market are generally local companies engaged in retailing and construction that require traditional working capital financing with cyclical repayments coming primarily from asset conversion. These loans include time and demand loans, term loans and lines of credit. The Bank is also an approved Small Business Administration ("SBA") lender. At May 31, 1998, the Bank's commercial business loan portfolio amounted to $6.5 million, or 3.0% of total gross loans outstanding. The largest commercial business loan outstanding at May 31, 1998 was a $500 thousand loan to a borrower whose business in Monroe, New York, specializes in industrial flooring. In addition, the Bank has committed a line of credit of $2.5 million to the Warwick Valley Telephone Company. At May 31, 1998, $700 thousand of such line was outstanding.

     The Bank's lines of credit are typically established for one year and are subject to renewal upon satisfactory review of the borrower's financial statements and credit history. Secured short-term commercial business loans are usually collateralized by real estate and are generally guaranteed by a principal of the borrower. Interest on these loans is usually payable monthly at fixed rates or rates that fluctuate based on a spread above the prime rate. The Bank offers term loans with terms generally not exceeding five years. Typically, term loans have floating interest rates based on a spread above the prime rate. The Bank also offers business loans on a revolving basis, whereby the borrower pays interest only. Interest on such loans fluctuates based on the prime rate. Normally these loans require periodic interest payments during the loan term, with full repayment of principal and interest at maturity. The Bank offers business and merchant credit cards to its corporate customers; however, these services are provided through third party vendors. The Bank bears the credit risk in the case of business credit cards, but credit risk is borne by the third party on merchant credit cards, with the Bank receiving a fee in the latter case. In approving a commercial business loan the Bank will consider the borrower's sources of cash flow to repay the loan, a secondary source of repayment and the borrower's credit standing.

     Commercial Real Estate and Construction Lending. The Bank originates commercial real estate mortgage loans that are generally secured by a combination of residential property for development and retail facilities and properties used for business purposes, such as small office buildings and apartment buildings located in the Bank's market area. Loans are also made to develop land and for land acquisition. The Bank's loan policy and underwriting procedures provide that commercial real estate loans may be made in amounts up to the lesser of (i) 80% of the lesser of the appraised value or purchase price of the property, in the case of improved, existing commercial, investment property, (ii) 75% of the lesser of the appraised value or purchase price of the property, in the case of commercial, multi-family and non-residential construction property, (iii) 70% of the lesser of the appraised value or purchase price of the property, in the case of commercial land development, generally for subdivision or industrial park land development property and (iv) 60% of the lesser of the appraised value or purchase price of the property in the case of raw land. In addition to restrictions on loan to value, the Bank's underwriting procedures provide that commercial real estate loans may be made in amounts up to the lesser of (i) $2.5 million or (ii) the Bank's current loans-to-one borrower limit. Regarding (iii) and (iv), the Bank usually engages in this type of lending only with experienced local developers operating in the Bank's primary market area. Such loans are typically offered for the construction of properties that are pre-sold or for which permanent financing has been secured. At May 31, 1998, the Bank had $3.8 million in a variety of acquisition, development and construction ("ADC") loans in its commercial lending area. The Bank's policy is not to make construction loans for purposes of speculation, so that the borrower must have secured permanent financing commitments from generally recognized lenders for an amount greater than the amount of the loan. In most cases, the Bank itself provides the permanent financing. While the number and volume of this type of specialized lending is presently limited, it should be noted that the Bank intends to continue to emphasize its commercial real estate, including ADC, loan activity as it expands its mortgage origination operations into New Jersey through WSB Mortgage. The largest commercial real estate loan in the Bank's portfolio as of May 31, 1998 was a $2.4 million loan secured by a golf course known as Hudson National Golf Club in Croton-on-Hudson, New York.

     The Bank's commercial mortgage loans are generally prime-based and may be made with terms up to ten years, generally with a five-year or ten-year balloon maturity and a 30-year amortization schedule. In reaching its decision as to whether to make a commercial real estate loan, the Bank considers the qualifications of the borrower as well as the underlying property. Some of the factors considered are: the net operating income of the mortgaged premises before debt service and depreciation, the debt service ratio (the ratio of the property's net cash flow to debt service requirements), which must be a minimum of 1.25, the ratio of loan amount to appraised value and the credit worthiness of the borrower.

     Residential Construction Lending. The Bank originates loans for the acquisition and development of property to individuals in its market area. The Bank's residential construction loans primarily have been made to finance the construction of one- to four-family, owner-occupied residential properties. The Bank offers construction to permanent financing loans with one or two closings, and will not make residential construction loans unless the borrower has been approved for permanent financing. The interest rate charged during the construction phase of the loan is based on the 30-year fixed mortgage rate. The Bank's policies provide that construction loans may be made in amounts up to 95% of the appraised value of the completed property. At May 31, 1998, the Bank had $2.8 million of residential construction loans (net of undisbursed portion), which amounted to 1.3% of the Bank's gross loans outstanding.

     Construction lending generally involves additional risks to the lender as compared with residential mortgage lending. These risks are attributable to the fact that loan funds are advanced upon the security of the project under construction, predicated on the present value of the property and the anticipated future value of the property upon completion of construction or development. Moreover, because of the uncertainties inherent in delays resulting from labor problems, materials shortages, weather conditions and other contingencies, it is relatively difficult to evaluate the total funds required to complete a project and to establish the loan-to-value ratio. If the Bank's initial estimate of the property's value at completion is inaccurate, the Bank may be confronted with a project that, when completed, has an insufficient value to assure full repayment.

     Home Equity Lending. The Bank offers fixed-rate, fixed-term home equity loans, called the Good Neighbor Home Loan, and adjustable-rate home equity lines of credit in its market area. Both the loan and line of credit are offered in amounts up to 80% of the appraised value of the property (including the first mortgage) with a maximum loan amount of up to $100 thousand. The fixed-rate, fixed-term Good Neighbor Home Loan is offered with terms of up to 15 years. The home equity line of credit is offered for terms up to 20 years, with the first five years being offered on a revolving basis, requiring payments of interest only; thereafter, the line converts to an amortizing loan. As of May 31, 1998, $15.9 million, or 7.4%, of the Bank's gross loans, were home equity loans.

     Consumer Lending. The Bank offers various types of secured and unsecured consumer loans, including automobile loans, home improvement loans, personal loans, student loans and credit cards (VISA). The Bank's consumer loans have original maturities of not more than five years. Interest rates charged on such loans are set at competitive rates, taking into consideration the type and term of the loan. Consumer loan applications are reviewed and approved in conformance with the Bank's Board-approved lending policy. At May 31, 1998, the Bank's consumer loan portfolio totaled $14.0 million, or 6.5% of the total gross loans outstanding.

     Loan Approval Procedures and Authority. The Bank's Board of Directors establishes the lending policies and loan approval limits of the Bank. Conforming residential mortgage loans are approved in accordance with FNMA guidelines by the Bank's underwriting group. Certain conforming loans and all non-conforming loans are approved by either the Bank's Executive Vice President or President. The Board of Directors has established the following lending authority for commercial lending, including commercial real estate lending: (i) various officers have limited individual authority up to $25 thousand; (ii) certain officers have joint authority up to $50 thousand; (iii) certain officers have joint authority up to $100 thousand; and (iv) the Bank's Commercial Loan Committee has authority to approve loans of up to $500 thousand. All of the aforementioned loans are subsequently ratified by the Executive Committee of the Board of Directors. Loans in excess of $500 thousand but not more than $1 million must be approved by the Executive Committee of the Board of Directors, which meets on a bi-weekly basis. Loans in excess of $1 million must be approved by the full Board of Directors of the Bank, which meets on a bi-weekly basis. The approval of consumer loans generally requires the dual authorization of two lending officers for loans over certain amounts ($5 thousand for unsecured loans and $10 thousand for secured loans). Likewise, home equity loans or lines of credit also require dual authorizations. The foregoing lending limits are reviewed and reaffirmed annually by the Board of Directors.

     For all loans originated by the Bank, upon receipt of a completed loan application from a prospective borrower, a credit report is ordered and certain other information is verified by an independent credit agency, and, if necessary, additional financial information is required to be submitted by the borrower. An appraisal of any real estate intended to secure the proposed loan is required, which currently is performed by an independent appraiser designated and approved by the Bank. The Board of Directors annually approves the independent appraisers used by the Bank and approves the Bank's appraisal policy. It is the Bank's policy to obtain title and hazard insurance on all real estate loans. In connection with a borrower's request for a renewal of a multi-family or commercial mortgage loan with a balloon maturity, the Bank evaluates both the borrower's ability to service the renewed loan applying an interest rate that reflects prevailing market conditions, as well as the value of the underlying collateral property. The reevaluation of the property typically requires a new appraisal, depending upon the loan amount and other factors. It is the Bank's policy to note all exceptions to policy in the respective credit files and report such exceptions to the original decision-making body (i.e., the Commercial Loan Committee, Executive Committee or Board of Directors) prior to closing if a condition of the original approval is not met.

Asset Quality

     Non-Performing Loans. The Bank's management and Board of Directors perform a monthly review of delinquent loans. The actions taken by the Bank with respect to delinquencies vary depending on the nature of the loan and period of delinquency. The Bank's policies on residential mortgage loans provide that delinquent mortgage loans be reviewed and that a late charge notice be mailed no later than the 15th day of delinquency, with the delinquency charge assessed on the 16th day. The Bank's collection policies on residential mortgage loans essentially mirror those shown in the FNMA servicing agreements. On other loans, telephone contact and various delinquency notices at different intervals are the methods used to collect past due loans.

     It is the Bank's general policy to discontinue accruing interest on all loans when management has determined that the borrower will be unable to meet contractual obligations or when unsecured interest or principal payments are 90 days past due. Generally, when residential mortgage or secured consumer loans are delinquent 90 days, they are classified as nonaccrual. When a loan is classified as nonaccrual, the recognition of interest income ceases. Interest previously accrued and remaining unpaid is reversed against income. Cash payments received are applied to principal, and interest income is not recognized unless management determines that the financial condition and payment record of the borrower warrant the recognition of income. If a foreclosure action is commenced and the loan is not brought current, paid in full or an acceptable workout arrangement is not agreed upon before the foreclosure sale, the real property securing the loan is generally sold at foreclosure. Property acquired by the Bank as a result of foreclosure on a mortgage loan is classified as "real estate owned" and is recorded at the lower of the unpaid balance or fair value less costs to sell at the date of acquisition and thereafter. Upon foreclosure, it is the Bank's policy to generally require an appraisal of the property and, thereafter, appraise the property on an as-needed basis.

     The following table sets forth information regarding non-accrual loans, other past due loans and other real estate owned ("OREO'). There were no troubled debt restructurings within the meaning of Statement of Financial Accounting Standards ("SFAS") No. 15 at any of the dates presented below.

                                                                                            At May 31,
                                                                 ------------------------------------------------------------------
                                                                  1998           1997           1996           1995           1994
                                                                 ------         ------         ------         ------         ------
                                                                                        (Dollars in thousands)
Non-accrual mortgage loans delinquent
         more than 90 days ..............................        $  699         $1,111         $  582         $1,093         $1,217
Non-accrual other loans delinquent
         more than 90 days ..............................           186             83             82            131             69
                                                                 ------         ------         ------         ------         ------
Total non-accrual loans .................................           885          1,194            664          1,224          1,286
Total 90 days or more delinquent
         and still accruing interest ....................           133            237            199            978            928
                                                                 ------         ------         ------         ------         ------
Total non-performing loans ..............................         1,018          1,431            863          2,202          2,214
Total foreclosed real estate, net of related
   allowance for losses .................................           409            224            330            493            306
                                                                 ------         ------         ------         ------         ------
Total non-performing assets .............................        $1,427         $1,655         $1,193         $2,695         $2,520
                                                                 ======         ======         ======         ======         ======
Non-performing loans to total loans .....................          0.47%          1.02%          0.78%          1.78%          2.02%
Total non-performing assets to total assets .............          0.35%          0.58%          0.44%          1.04%          1.08%


     Interest income that would have been recorded if the non-accrual mortgage loans had been performing in accordance with their original terms aggregated approximately $100,000, $93,000 and $54,000 for the years ended May 31, 1998, 1997 and 1996, respectively.

     Other Real Estate Owned. At May 31, 1998, the Bank's OREO, net, which consisted of five single family residential properties, totaled $409 thousand and was held directly by the Bank.

     Classified Assets. Federal regulations and the Bank's Internal Loan Review and Grading System, which is a part of the Bank's loan policy, require that the Bank utilize an internal asset classification system as a means of reporting problem and potential problem assets. The Bank limits its loan review procedure to the higher-risk commercial business and commercial real estate loans, commercial loans greater than $25,000 and jumbo residential mortgage loans.

     At each regularly scheduled Board of Directors meeting, a watch list is presented, showing all loans listed as "Special Mention," "Substandard," "Doubtful" and "Loss." An asset is considered Substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets classified as Loss are those considered uncollectible and viewed as non-bankable assets, worthy of charge-off. Assets which do not currently expose the Bank to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses which may or may not be out of the control of management, are deemed to be "Special Mention."

     When an insured institution classifies one or more assets, or portions thereof, as Substandard or Doubtful, it is required to establish a general valuation allowance for loan losses in an amount deemed prudent by management. General valuation allowances, which is a regulatory term, represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to specific problem assets. When an insured institution classifies one or more assets, or portions thereof, as Loss, it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge-off such amount.

     The Bank's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the FDIC and the Banking Department of the State of New York ("NYSBD"), which can order the establishment of additional general or specific loss allowances. The FDIC, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that (i) institutions have effective systems and controls to identify, monitor and address asset quality problems; (ii) management has analyzed all significant factors that affect the collectibility of the portfolio in a reasonable manner; and (iii) management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. Management believes it has established an adequate allowance for possible loan and lease losses and analyzes its process regularly, with modifications made if needed, and reports those results four times per year at the Bank's Board of Directors meetings. However, there can be no assurance that the regulators, in reviewing the Bank's loan portfolio, will not request the Bank to materially increase its allowance for loan and lease losses at that time. Although management believes that adequate specific and general loan loss allowances have been established, actual losses are dependent upon future events and, as such, further additions to the level of specific and general loan loss allowances may become necessary.

     At May 31, 1998, the Bank had $631 thousand of assets classified as Substandard and $563 thousand of assets classified as Special Mention. There were no assets classified as Doubtful or Loss as of May 31, 1998. The $631 thousand of loans classified as Substandard were also impaired under SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition Disclosures," which the Bank adopted in fiscal 1995. SFAS No. 114 defines an impaired loan as a loan for which it is probable, based on current information, that the lender will not collect all amounts due under the contractual terms of the loan agreement.

     The following table sets forth delinquencies in the Bank's loan portfolio at the dates indicated:

                                                     At May 31, 1998                                 At May 31, 1997
                                       -------------------------------------------     --------------------------------------------
                                            60-89 Days            90 Days More              60-89 Days           90 Days or More
                                       -------------------    --------------------     -------------------    ---------------------
                                                  Principal              Principal               Principal                 Principal
                                        Number     Balance     Number     Balance       Number    Balance      Number       Balance
                                       of Loans   of Loans    of Loans    of Loans     of Loans   of Loans    of Loans     of Loans
                                       --------   --------    --------    --------     --------   --------    --------     --------
                                                                     (Dollars in thousands)
One- to four-family ................        12      $  952          12      $  764           7      $  475          16      $1,214
Multi-family .......................        --          --          --          --          --          --          --          --
Commercial loans ...................         4         533           4         211           5         724           5         121
Home equity lines of
   credit ..........................        --          --           1          16          --          --           2          57
Other loans ........................        13          26          11          27           8          16          17          39
                                        ------      ------      ------      ------      ------      ------      ------      ------
     Total loans ...................        29      $1,511          28      $1,018          20      $1,215          40      $1,431
                                        ======      ======      ======      ======      ======      ======      ======      ======

                                                    At May 31, 1996
                                       ----------------------------------------
                                           60-89 Days         90 Days or More
                                       ------------------   -------------------
                                                Principal              Principal
                                        Number   Balance     Number    Balance
                                       of Loans  of Loans   of Loans   of Loans
                                       --------  --------   --------   --------
                                               (Dollars in thousands)
One- to four-family ................        11     $  792         11     $  692
Multi-family .......................        --         --         --         --
Commercial loans ...................         7        710          4         58
Home equity lines of credit ........         1         11          2         57
Other loans ........................         9         33         28         56
                                        ------     ------     ------     ------

     Total loans ...................        28     $1,546         45     $  863
                                        ======     ======     ======     ======

     Allowance for Loan and Lease Losses. The allowance for loan and lease losses is based upon management's periodic evaluation of the loan portfolio under current economic conditions, considering factors such as asset classifications, the Bank's past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay and the estimated value of the underlying collateral. The allowance for loan and lease losses is maintained at an amount management considers adequate to cover loan and lease losses that are deemed probable and estimable. At May 31, 1998, the Bank's allowance for loan and lease losses was $1.5 million, or 0.71% of total loans, as compared to $1.2 million, or 0.88%, at May 31, 1997. The Bank had non-performing loans of $1.2 million and $1.4 million at May 31, 1998 and May 31, 1997, respectively. The Bank will continue to monitor and modify its allowance for loan losses as conditions dictate. Various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. These agencies may require the Bank to establish additional valuation allowances, based on their judgments of the information available at the time of the examination.

     The following table sets forth activity in the Bank's allowance for loan losses for the periods indicated.

                                                                       At or For the
                                                                    Year Ended May 31,
                                                 -------------------------------------------------------
                                                   1998        1997        1996        1995        1994
                                                 -------     -------     -------     -------     -------
                                                                  (Dollars in thousands)
Allowance for loan losses:
         Balance at beginning of period ......   $ 1,232     $ 1,305     $ 1,206     $   909     $   808
Charge-offs:
         Real estate mortgage loans ..........      (151)       (119)        (24)        (61)       (195)
         Commercial loans ....................       (52)         --          --          --        (126)
         Consumer loans ......................      (122)        (94)       (125)        (47)        (58)
                                                 -------     -------     -------     -------     -------
                  Total charge-offs ..........      (325)       (213)       (149)       (108)       (379)
Recoveries:
         Real estate mortgage loans ..........        --          --          18         123           8
         Commercial loans ....................        --          --          74          13          33
         Consumer loans ......................        14          10          16           8          24
                                                 -------     -------     -------     -------     -------
                  Total recoveries ...........        14          10         108         144          65
         Provision for loan losses ...........       592         130         140         261         415
                                                 -------     -------     -------     -------     -------
         Balance at end of period ............   $ 1,513     $ 1,232     $ 1,305     $ 1,206     $   909
                                                 =======     =======     =======     =======     =======
         Ratio of net charge-offs during the
           period to average loans outstanding      0.18%       0.16%       0.03%        N/A        0.29%
         Ratio of allowance for loan losses to
           total loans at end of period ......      0.71%       0.88%       1.18%       0.97%       0.83%
         Ratio of allowance for loan losses to
           non-performing loans ..............    123.61%      86.09%     151.22%      54.77%      41.06%

     The following table sets forth the Bank's allowance for loan losses allocated by loan category, the percent of the allocated allowances to the total allowance and the percent of loans in each category to total loans at the dates indicated.

                                                                            At May 31,
                                    -------------------------------------------------------------------------------------------
                                         1998               1997               1996               1995               1994
                                    ---------------    ---------------    ---------------    ---------------    ---------------
                                              % of               % of              % of                 % of              % of
                                            Loans in           Loans in           Loans in           Loans in            Loans in
                                            Category           Category           Category           Category            Category
                                            to Total           to Total           to Total           to Total            to Total
                                    Amount    Loans    Amount   Loans     Amount   Loans     Amount   Loans     Amount    Loans
                                    ------   ------    ------   ------    ------   ------    ------   ------    ------   ------
                                                                   (Dollars in thousands)
Allowance for mortgage
         loan loss ..............   $  372    77.58%   $  224    73.60%   $  393    70.33%   $  403    75.00%   $  288    75.18%
Allowance for consumer
         loan loss ..............      406     6.51       436     9.64       310    12.09       311    10.67       258    10.72
Allowance for commercial
         loan loss ..............      735    15.91       572    16.76       602    17.58       492    14.33       363    14.10
                                    ------   ------    ------   ------    ------   ------    ------   ------    ------   ------
Total allowances
         for loan loss ..........   $1,513   100.00%   $1,232   100.00%   $1,305   100.00%   $1,206   100.00%   $  909   100.00%
                                    ======   ======    ======   ======    ======   ======    ======   ======    ======   ======

Environmental Issues

     The Bank encounters certain environmental risks in its lending activities. Under federal and state environmental laws, lenders may become liable for costs of cleaning up hazardous materials found on properties securing their loans. In addition, the existence of hazardous materials may make it unattractive for a lender to foreclose on such properties. Although environmental risks are usually associated with loans secured by commercial real estate, risks also may be substantial for residential real estate loans if environmental contamination makes security property unsuitable for use. As of May 31, 1998, the Bank was not aware of any environmental issues that would subject the Bank to material liability. No assurance, however, can be given that the values of properties securing loans in the Bank's portfolio will not be adversely affected by unforseen environmental contamination.

Investment Activities

     Investment Policies. The investment policy of the Bank, which is established by the Board of Directors, is contained in the Bank's Liquidity and Funds Management Policy. It is based upon asset/liability management goals and emphasizes high credit quality and diversified investments while seeking to optimize net interest income within acceptable limits of safety and liquidity. The Bank also considers the investment advice it receives from some of its outside investment advisers. Recently, the Bank has engaged in leveraging activities to enhance returns on equity. The policy is designed to provide and maintain liquidity to meet day-to-day, cyclical and long-term changes in the Bank's asset/liability structure, and to provide needed flexibility to meet loan demand. Approximately 86% of the Bank's debt security portfolio at May 31, 1998 is classified as available-for-sale.

     The Bank's investment policy permits it to invest in U.S. government obligations, securities of various government-sponsored agencies, including mortgage-backed securities issued/guaranteed by FNMA, the Federal Home Loan Mortgage Corporation ("FHLMC") and the Government National Mortgage Association ("GNMA"), certain types of equity securities (such as institutional mutual funds), certificates of deposit of insured banks, federal funds and investment grade corporate debt securities and commercial paper.

     The Bank's investment policy prohibits investment in certain types of mortgage derivative securities that management considers to be high risk. The Bank generally purchases only short- and medium-term classes of CMOs guaranteed by FNMA or FHLMC. At May 31, 1998, the Bank held no securities issued by any one entity with a total carrying value in excess of 10% of the Bank's equity at that date, except for obligations of the U.S. government and government-sponsored agencies and certain mortgage-backed securities, which are fully collateralized by mortgages held by single purpose entities and guaranteed by government-sponsored agencies.

     Mortgage-Backed Securities. The Bank invests in mortgage-backed securities and uses such investments to complement its mortgage lending activities. At May 31, 1998, the amortized cost of mortgage-backed securities totaled $81.1 million, or 19.8% of total assets. The market value of all mortgage-backed securities totaled $91.1 million at May 31, 1998. All of the Bank's mortgage-backed securities are included in its available-for-sale portfolio. Additionally, the Bank's securities portfolio includes CMOs, with an amortized cost of $19.6 million and a market value of $19.6 million at May 31, 1998. A CMO is a special type of debt security in which the stream of principal and interest payments on the underlying mortgages or mortgage-backed securities is used to create classes with different maturities and, in some cases, amortization schedules as well as a residual interest, with each class possessing different risk characteristics. However, management regularly monitors the risks inherent in its CMOs and believes these securities may represent attractive alternatives relative to other investments due to the wide variety of maturity, repayment and interest rate options available.

     At May 31, 1998, all securities in the Bank's mortgage-backed securities portfolio were directly or indirectly insured or guaranteed by GNMA, FNMA or FHLMC. The Bank's mortgage-backed securities portfolio had a weighted average yield of 7.30% at May 31, 1998.

     Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees or credit enhancements that reduce credit risk. In addition, mortgage-backed securities are more liquid than individual mortgage loans and may be used to collateralize borrowings of the Bank. In general, mortgage-backed securities issued or guaranteed by GNMA, FNMA and FHLMC are weighted at no more than 20% for risk-based capital purposes, compared to the 50% risk weighting assigned to most non-securitized residential mortgage loans.

     While mortgage-backed securities carry a reduced credit risk as compared to whole loans, such securities remain subject to the risk that a fluctuating interest rate environment, along with other factors, such as the geographic distribution of the underlying mortgage loans, may alter the prepayment rate of such mortgage loans and so affect both the prepayment speed and value of such securities. In contrast to mortgage-backed pass-through securities in which cash flow is received (and, hence, prepayment risk is shared) pro rata by all securities holders, the cash flows from the mortgages or mortgage-backed securities underlying CMOs are segmented and paid in accordance with a pre-determined priority to investors holding various tranches of such securities or obligations. A particular tranche of a CMO may therefore carry prepayment risk that differs from that of both the underlying collateral and other tranches. It is the Bank's strategy to purchase tranches of CMOs that are categorized as "planned amortization classes," "targeted amortization classes" or "very accurately defined maturities" and are intended to produce stable cash flows in different interest rate environments.

     The following table sets forth activity in the Bank's securities portfolio for the periods indicated.

                                                                                                      For the Year
                                                                                                      Ended May 31,
                                                                                      ----------------------------------------------
                                                                                         1998              1997               1996
                                                                                      ---------         ---------          ---------
                                                                                                      (In thousands)

Beginning Balance ...........................................................         $ 126,393         $ 144,284          $ 110,333
                                                                                      ---------         ---------          ---------
Debt securities purchased-- held-to-maturity ................................             5,560               200                526
Debt securities purchased-- available-for-sale ..............................            44,558            23,687             18,723
Equity securities purchased-- available-for-sale ............................            14,963             2,277              4,723
Mortgage-backed securities purchased-- held-to-maturity .....................                --                --                 --
Mortgage-backed securities purchased-- available-for-sale ...................            59,644            23,221             12,101
Mortgage-backed securities formed by securitizing
         originated mortgage loans ..........................................            30,347            21,358             72,325


Less:

Sale of debt securities -- available-for-sale ...............................             9,284            18,199              7,184
Sale of equity securities-- available-for-sale ..............................             5,466             5,317              1,876
Sale of mortgage-backed securities available-for-sale .......................            25,764            25,375                 --
Sale of mortgage-backed securities formed by securitizing
         originated mortgage loans-- trading ................................            22,604            17,486             22,668
Principal repayments on mortgage-backed securities
         and debt securities ................................................            16,447            10,469              3,637
Maturities and called debt securities .......................................            32,800            12,425             39,576
Accretion of discount/amortization of (premium) .............................               809               (83)                75
Change in gross unrealized gains (losses) on available-for-sale
         securities .........................................................               840               720                419
                                                                                      ---------         ---------          ---------
Ending Balance ..............................................................         $ 170,749         $ 126,393          $ 144,284
                                                                                      =========         =========          =========

     The following table sets forth the amortized cost and market value of the Bank's securities by accounting classification category and by type of security, at the dates indicated:

                                                                                           At May 31,
                                                              ----------------------------------------------------------------------
                                                                      1998                     1997                    1996
                                                              ---------------------   ----------------------   ---------------------
                                                              Amortized    Market     Amortized     Market     Amortized     Market
                                                                 Cost       Value        Cost        Value       Cost        Value
                                                              ---------   ---------   ---------    ---------   ---------   ---------
                                                                                          (In thousands)
Debt securities held-to-maturity:
         U.S. Government obligations ......................   $      --   $      --   $     720    $     725   $     717   $     658
         Agency securities ................................       6,659       6,610       4,965        4,981       5,887       5,910
         Municipal bonds ..................................         665         667         407          410         432         437
         Other debt obligations ...........................          --          --          --           --          82          83
                                                              ---------   ---------   ---------    ---------   ---------   ---------
                  Total debt securities held-to-
                          maturity ........................       7,324       7,277       6,092        6,116       7,118       7,088
                                                              ---------   ---------   ---------    ---------   ---------   ---------
Debt securities available-for-sale:
         U.S. Government obligations ......................       4,047       4,163       9,079        9,165      21,684      21,716
         Agency securities ................................      40,418      40,071      20,822       20,856      15,328      15,206
         Other debt obligations ...........................         822         851       7,991        8,029      16,203      16,256
                                                              ---------   ---------   ---------    ---------   ---------   ---------
                  Total debt securities available-
                          for-sale ........................      45,287      45,085      37,892       38,050      53,215      53,178
                                                              ---------   ---------   ---------    ---------   ---------   ---------
Equity securities available-for-sale:
         Preferred stock ..................................       1,102       1,122         204          204         305         277
         Common stock .....................................         582         576          --           --          --          --
         Mutual funds .....................................      13,823      14,931       5,597        6,091       8,636       8,821
                                                              ---------   ---------   ---------    ---------   ---------   ---------
                  Total equity securities available-
                          for-sale ........................      15,507      16,629       5,801        6,295       8,941       9,098
                                                              ---------   ---------   ---------    ---------   ---------   ---------
                  Total debt and equity
                          securities ......................      68,118      68,991      49,785       50,461      69,274      69,364
                                                              ---------   ---------   ---------    ---------   ---------   ---------
Mortgage-backed securities trading:
         FNMA .............................................          --          --          --           --       1,992       1,934
                                                              ---------   ---------   ---------    ---------   ---------   ---------
                  Total mortgage-backed
                          securities trading ..............          --          --          --           --       1,992       1,934
                                                              ---------   ---------   ---------    ---------   ---------   ---------
Mortgage-backed securities available-for-sale:
         FHLMC ............................................       9,720       9,872      11,062       11,029      10,395      10,322
         GNMA .............................................      49,164      49,307      29,230       29,190       4,396       4,348
         FNMA .............................................      22,213      22,973      32,519       33,052      52,871      53,336
         CMOs .............................................      19,593      19,559       2,696        2,685       4,973       4,950
                                                              ---------   ---------   ---------    ---------   ---------   ---------
                  Total mortgage-backed
                          securities available-for-sale ...     100,690     101,711      75,507       75,956      72,635      72,956
                                                              ---------   ---------   ---------    ---------   ---------   ---------
                  Total mortgage-backed
                          securities ......................     100,690     101,711      75,507       75,956      74,627      74,890
                                                              ---------   ---------   ---------    ---------   ---------   ---------
Net unrealized (losses) gains on trading
                          securities ......................          --                      --                      (58)
Net unrealized (losses) gains on available-
         for-sale and trading securities ..................       1,941                   1,101                      441
                                                              ---------               ---------                ---------
                            Total securities ..............   $ 170,749   $ 170,702   $ 126,393    $ 126,417   $ 144,284   $ 144,254
                                                              =========   =========   =========    =========   =========   =========

     The following table sets forth the composition of the Bank's securities portfolio at the dates indicated.

                                                                                          At May 31,
                                                               ------------------------------------------------------------------
                                                                       1998                  1997                   1996
                                                               --------------------   --------------------   --------------------
                                                               Carrying   Percent of  Carrying   Percent of  Carrying   Percent of
                                                                 Value      Total       Value       Total      Value       Total
                                                               --------    --------   --------    --------   --------    --------
                                                                                       (Dollars in thousands)
Debt securities:
         U.S. Government obligations ......................    $  4,822        2.82%  $  9,885        7.82%  $ 22,433       15.55%
         Agency securities ................................      46,071       26.98     25,821       20.43     21,093       14.62
         Municipal bonds ..................................         665        0.39        407        0.32        432        0.30
         Other debt obligations ...........................         851        0.50      8,029        6.35     16,338       11.32
                                                               --------    --------   --------    --------   --------    --------
                  Total debt securities ...................      52,409       30.69     44,142       34.92     60,296       41.79
                                                               --------    --------   --------    --------   --------    --------
Equity securities:
         Preferred stock ..................................       1,122        0.66        204        0.16        277        0.19
         Common stock .....................................         576        0.34         --          --         --          --
         Mutual funds .....................................      14,931        8.74      6,091        4.82      8,821        6.12
                                                               --------    --------   --------    --------   --------    --------
                  Total equity securities .................      16,629        9.74      6,295        4.98      9,098        6.31
                                                               --------    --------   --------    --------   --------    --------
Mortgage-backed securities
         FHLMC ............................................       9,872        5.78     11,029        8.73     10,322        7.15
         GNMA .............................................      49,307       28.88     29,190       23.09      4,348        3.01
         FNMA .............................................      22,973       13.46     33,052       26.15     55,270       38.31
         CMOs .............................................      19,559       11.45      2,685        2.13      4,950        3.43
                                                               --------    --------   --------    --------   --------    --------
                  Total mortgage-backed securities ........     101,711       59.57     75,956       60.10     74,890       51.90
                                                               --------    --------   --------    --------   --------    --------
                  Total securities ........................    $170,749      100.00%  $126,393      100.00%  $144,284      100.00%
                                                               ========    ========   ========    ========   ========    ========
         Debt and equity securities available-
                      for-sale ............................    $ 61,714       36.14%  $ 44,345       35.08%  $ 62,276       43.16%
         Debt and equity securities held-to-
                      maturity ............................       7,324        4.29      6,092        4.82      7,118        4.94
                                                               --------    --------   --------    --------   --------    --------
                  Total debt and equity
                      securities ..........................      69,038       40.43     50,437       39.90     69,394       48.10
                                                               --------    --------   --------    --------   --------    --------
         Mortgage-backed securities trading ...............          --          --         --          --      1,934        1.34
         Mortgage-backed securities available-
                  for-sale ................................     101,711       59.57     75,956       60.10     72,956       50.56
         Mortgage-backed securities held-to-
                  maturity ................................          --          --         --          --         --          --
                                                               --------    --------   --------    --------   --------    --------
                  Total mortgage-backed securities ........     101,711       59.57     75,956       60.10     74,890       51.90
                                                               --------    --------   --------    --------   --------    --------

                           Total securities ...............    $170,749      100.00%  $126,393      100.00%  $144,284      100.00%
                                                               ========    ========   ========    ========   ========    ========

     The following table sets forth certain information regarding the carrying value and weighted average yield of the Bank's securities at May 31, 1998, by remaining period to contractual maturity. Actual maturities may differ from contractual maturities because certain security issuers may have the right to call or prepay their obligations.

                                                                             At May 31, 1998
                                      ----------------------------------------------------------------------------------------------
                                                          More than One Year   More than Five       More Than
                                       One Year or Less     to Five Years    Years to Ten Years     Ten Years           Total
                                      ------------------  ------------------ ------------------ ------------------ -----------------
                                                Weighted            Weighted           Weighted          Weighted           Weighted
                                      Carrying   Average  Carrying   Average Carrying   Average Carrying  Average  Carrying  Average
                                        Value     Yield    Value      Yield    Value     Yield    Value    Yield    Value     Yield
                                      ---------  -------  --------   ------- --------   -------  -------- -------  --------  -------
                                                                     (Dollars in thousands)
Held-to-maturity:
     Municipal bonds ................. $    560    3.78%  $    105    6.96%  $     --      --% $     --      -- % $    665    4.28%
     U.S. Government obligations .....      309    4.76        350    7.01         --      --        --      --        659    5.95
     Agency securities ...............       --      --      1,000    5.90      5,000    7.00        --      --      6,000    6.82
                                       --------           --------           --------          --------           --------
              Total held-to-maturity .      869    4.13      1,455    6.24      5,000    7.00        --      --      7.324    6.51
                                       --------           --------           --------          --------           --------
Available-for-sale:
     Mortgage backed securities:
      Variable Rate:
              FHLMC ..................       --      --         --      --         --      --       813    7.28        813    7.28
              GNMA ...................       --      --         --      --         --      --       756    6.83        756    6.83
              FNMA ...................       --      --         --      --         --      --     1,988    7.61      1,988    7.61
      Fixed Rate:
              FHLMC ..................       --      --      1,021    5.59        539    7.08     7,499    7.18      9,059    6.99
              GNMA ...................       --      --          4    8.00         43    7.71    48,504    7.58     48,551    7.58
              FNMA ...................       --      --         --      --        671    8.25    20,314    7.34     20,985    7.37
              CMOs ...................       --      --         --      --         --      --    19,559    6.65     19,559    6.65
                                       --------           --------           --------          --------           --------
              Total mortgage-backed
                 securities ..........       --      --      1,025    5.60      1,253    7.73    99,433    7.31    101,711   7. 30
                                       --------           --------           --------          --------           --------
     Debt securities:
       U.S. Government obligations ...    2,037    8.71      2,126    7.06         --      --        --      --      4,163    7.87
       Agency securities .............       --      --         --      --     19,814    7.49    20,257    6.92     40,071    7.20
       Other debt obligations ........       20    4.66        831    6.70         --      --        --      --        851    6.65
                                       --------           --------           --------          --------           --------
              Total debt securities ..    2,057    8.67      2,957    6.96     19,814    7.49    20,257    6.92     45,085    7.25
                                       --------           --------           --------          --------           --------
     Equity Securities:
       Preferred stock ...............       --      --         --      --         --      --     1,122    6.63      1,122    6.63
       Common stock ..................       --      --         --      --         --      --       576      --        576      --
       Mutual funds ..................       --      --         --      --         --      --    14,931   11.52     14,931   11.52
                                       --------           --------           --------          --------           --------
              Total equity securities        --      --         --      --         --      --    16,629   10.79     16,629   10.79
                                       --------           --------           --------          --------           --------
              Total available-for-sale    2,057    8.67      3,982    6.61     21,067    7.50   136,319    7.68    163,425    7.64
                                       --------           --------           --------          --------           --------
              Total securities ....... $  2,926    7.32   $  5,437    6.51   $ 26,067    7.41  $136,319    7.68   $170,749    7.59
                                       ========           ========           ========          ========           ========

Sources of Funds

     General. Deposits, borrowings, loan and security repayments and prepayments, proceeds from sales of securities and cash flows generated from operations are the primary sources of the Bank's funds for use in lending, investing and for other general purposes. Management intends to increase its deposit base through competitive pricing but continually evaluates wholesale funding through Federal Home Loan Bank of New York ("FHLBNY") advances and other sources, depending upon market conditions.

     Deposits. The Bank offers a variety of deposit accounts with a range of interest rates and terms. The Bank's deposits consist of regular (passbook) savings accounts, statement savings accounts, checking accounts, NOW accounts, basic banking accounts, money market accounts and certificates of deposit. In recent years, the Bank has offered certificates of deposit with maturities of up to 60 months. At May 31, 1998, the Bank's core deposits, which the Bank considers to consist of checking accounts, NOW accounts, money market accounts, regular savings accounts and statement savings accounts, constituted 68.2% of total deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Bank's deposits are obtained predominantly from the areas in proximity to its office locations. The Bank relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Bank's ability to attract and retain deposits. Certificate accounts in excess of $100 thousand are not actively solicited by the Bank, nor does the Bank use brokers to obtain deposits.

     The following table presents the deposit activity of the Bank for the periods indicated.

                                              For the Years Ended May 31,
                                      -----------------------------------------
                                         1998           1997           1996
                                      -----------    -----------    -----------
                                                   (In thousands)

Deposits ..........................   $ 1,140,993    $   777,214    $   817,610
Withdrawals .......................    (1,146,633)      (796,578)      (822,470)
                                      -----------    -----------    -----------
(Withdrawals) in excess of deposits        (5,640)       (19,364)        (4,860)
Interest credited on deposits .....         7,150          7,610          8,814
                                      -----------    -----------    -----------
Net increase (decrease) in deposits   $     1,510    $   (11,754)   $     3,954
                                      ===========    ===========    ===========

     At May 31, 1998 the Bank had $6.1 million in certificate of deposit accounts in amounts of $100 thousand or more, maturing as follows:

                                                                       Weighted
                                                                        Average
                                                        Amount           Rate
                                                        ------           ----
                                                        (Dollars in thousands)

Maturity Period:
   Three months or less .......................         $2,684           4.83%
   Over 3 through 6 months ....................          1,574           4.92
   Over 6 through 12 months ...................          1,004           4.92
   Over 12 months .............................            845           5.46
                                                        ------           ----
     Total ....................................         $6,107           4.96%
                                                        ======           ====

     The following table sets forth the distribution of the Bank's deposit accounts and the related weighted average interest rates for the periods indicated.

                                                                        For the Years Ended May 31,
                                            ---------------------------------------------------------------------------------------
                                                       1998                           1997                        1996
                                            ----------------------------  ---------------------------- ----------------------------
                                                      Percent   Weighted            Percent   Weighted           Percent   Weighted
                                                         of      Average               of      Average              of      Average
                                            Average    Total     Nominal  Average    Total     Nominal Average    Total     Nominal
                                            Balance   Deposits     Rate   Balance   Deposits     Rate  Balance   Deposits    Rate
                                            --------  --------   -------  --------  --------   ------- --------  --------   -------
                                                                             (Dollars in thousands)
Checking accounts .......................   $ 19,302     9.00%       --   $ 18,629     8.54%       --  $ 18,834     8.18%       --
Passbook accounts .......................     77,999    36.35      2.95%    78,132    35.83      3.00%   77,868    33.83      3.00%
NOW accounts ............................      7,498     3.50      2.23      7,040     3.23      2.25     7,095     3.08      2.25
Interest-on-checking accounts ...........      7,886     3.68      1.00      7,077     3.24      1.00     5,543     2.41      1.00
                                            --------   ------             --------   ------            --------   ------
Total passbook, NOW and interest-on-
checking accounts .......................     93,383   43. 53      2.73     92,249    42.30      2.79    90,506    39.32      2.82
                                            --------   ------             --------   ------            --------   ------
Money market accounts ...................     25,827    12.04      3.29     27,017    12.39      3.27    28,674    12.46      3.26
                                            --------   ------             --------   ------            --------   ------
Certificate accounts:
       Certificates of deposit-- one year
           and less .....................     55,906    26.06      5.11     59,118    27.11      4.98    69,453    30.17      5.74
       IRA Certificates of deposit--
           one year and less ............      8,062     3.76      5.11      7,330     3.36      5.13     7,200     3.12      5.83
       Certificates of deposit-- more
           than one year ................      6,533     3.04      5.16      7,603     3.49      5.16     7,595     3.30      5.17
       IRA Certificates of deposit--
           more than one year ...........      4,119     1.92      5.21      5,104     2.34      5.35     5,584     2.43      5.53
                                            --------   ------             --------   ------            --------   ------
Total certificates ......................     74,620    34.78      5.12     79,155    36.30      5.03    89,832    39.02      5.69
                                            --------   ------             --------   ------            --------   ------
Escrow deposits .........................      1,422     0.66      2.00      1,020     0.47      2.00     2,346     1.02      2.00
                                            --------   ------             --------   ------            --------   ------
Total deposits ..........................   $214,554   100.00%     3.98%  $218,070   100.00%     3.42% $230,192   100.00%     3.76%
                                            ========   ======             ========   ======            ========   ======


     The following table presents, by interest rate ranges, the amount of certificate accounts outstanding at the dates indicated and the period to maturity of the certificate accounts outstanding at May 31, 1998.

                                                 Period to Maturity from May 31, 1998                   At May 31,
                                             --------------------------------------------     -------------------------------
                                                                                   Over
                                             Less Than    One to       Two to      Three
                                             One Year    Two Years   Three Years   Years       1998        1997        1996
                                             ---------   ---------   -----------  -------     -------     -------     -------
                                                                        (In thousands)
Certificate accounts:
   3.99% or less .......................     $      3     $     1     $     1     $    --     $     5     $    --     $    --
   4.00% to 4.99% ......................       28,768         941          --          --      29,709       8,505      34,167
   5.00% to 5.99% ......................       35,829       1,429       1,626       2,309      41,193      65,816      47,516
   6.00% to 6.99% ......................           --          --          --          --          --         717       3,091
   7.00% to 7.99% ......................           --          --          --          --          --          --         776
   8.00% to 8.99% ......................           --          --          --          --          --          --          --
                                             --------     -------     -------     -------     -------     -------     -------
                  Total ................     $ 64,600     $ 2,371     $ 1,627     $ 2,309     $70,907     $75,038     $85,550
                                             ========     =======     =======     =======     =======     =======     =======

     Borrowings. The Bank historically had not used borrowings as a source of funds. However, the Bank became a member of the FHLBNY in 1995 and has used this source considerably since then. FHLBNY advances may also be used to acquire certain other assets as may be deemed appropriate for investment purposes, including leveraging opportunities. This form of leveraging allows for a reasonable net margin of return, the majority of which is locked in for a specified period. Since the locked-in period might cover only a part of the investment's term (up to its call date in the majority of the transactions), such a practice might result in a limited degree of interest rate risk, since the earlier maturing borrowings are required to be rolled over to fund the remaining lives of the particular investments. FHLBNY advances are to be collateralized primarily by certain of the Bank's mortgage loans and mortgage-backed securities and secondarily by the Bank's investment in capital stock of the FHLBNY. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLBNY will advance to member institutions, including the Bank, fluctuates from time to time in accordance with the policies of the FHLBNY. At May 31, 1998, the Bank had $62.9 million in FHLBNY advances and the capability to borrow additional funds of $34.0 million from the FHLBNY upon complying with the FHLBNY collateral requirements.

     The Bank at times sells securities under agreements to repurchase, which transactions are treated as financings, and the obligation to repurchase the securities sold is reflected as a liability in the statements of financial condition. The dollar amount of securities underlying the agreements remains in the asset account and are held in safekeeping. There were $27.2 million, $23.1 million and $4.7 of securities sold under repurchase agreements outstanding at May 31, 1998, 1997 and 1996, respectively.

     The following table sets forth certain information regarding borrowed funds for the dates indicated.

                                                             At or For the Year Ended May 31,
                                                           -----------------------------------
                                                            1998          1997          1996
                                                           -------       -------       -------
                                                                   (Dollars in thousands)
FHLBNY Advances:
     Average balance outstanding ....................      $20,381       $11,563       $   388
     Maximum amount outstanding at any month-end
                       during the period ............       62,850        17,450         3,600
     Balance outstanding at end of period ...........       62,850         5,250         3,600
     Weighted-average interest rate during the period         5.54%         5.53%         5.41%
     Weighted-average interest rate at end of period          5.05%         5.71%         6.00%
Other Borrowings:
     Average balance outstanding ....................      $24,056       $19,685       $   101
     Maximum amount outstanding at any month-end
                       during the period ............       27,500        23,300         4,700
     Balance outstanding at end of period ...........       27,190        23,090         4,700
     Weighted-average interest rate during the period         6.18%         6.20%         6.32%
     Weighted-average interest rate at end of period          6.39%         6.50%         6.32%
Total Borrowings:
     Average balance outstanding ....................      $44,437       $31,249       $   489
     Maximum amount outstanding at any month-end
       during the period ............................       90,350        38,850         8,300
     Balance outstanding at end of period ...........       90,040        28,340         8,300
     Weighted-average interest rate during the period         5.98%         6.10%         5.60%
     Weighted-average interest rate at end of period          5.45%         6.30%         6.18%

Subsidiary Activities

     The Bank has three wholly owned subsidiaries, WSB Financial, Warsave Development, Inc. ("Warsave") and WSB Mortgage. The Bank offers mutual funds and tax deferred annuities through WSB Financial to the Bank's customers and members of the community. WSB Financial contributed $112 thousand, $92 thousand and $90 thousand in net income, before taxes, to the Bank's net income in the fiscal years ended May 31, 1998, 1997 and 1996, respectively.

     Warsave was formed to acquire and hold real estate. Its single asset as of May 31, 1998 is a two-story house situated adjacent to the Bank's Warwick office. The building, which may ultimately be used for future expansion, is presently rented for the purpose of generating rental income.

     WSB Mortgage was formed in New Jersey in 1997 for the purpose of engaging in mortgage banking operations in New Jersey.

Personnel

     As of May 31, 1998, the Bank had 99 full-time and 38 part-time employees. The Bank has experienced a very low turnover rate among its employees and, as of May 31, 1998, 52 of the Bank's employees had been with the Bank for more than five years. The employees are not represented by a collective bargaining unit, and the Bank considers its relationship with its employees to be good.


                           Federal And State Taxation

Federal Taxation

     General. The following is intended only as a discussion of material federal income tax matters and does not purport to be a comprehensive description of the federal income tax rules applicable to the Bank or the Registrant. The Bank has been audited by the IRS for the tax years ending December 31, 1993 and December 31, 1995. For federal income tax purposes, the Registrant and the Bank file consolidated income tax returns and report their income on a calendar year basis using the accrual method of accounting and will be subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's tax reserve for bad debts, discussed below.

     Bad Debt Reserves. The Bank, as a "small bank" (one with assets having an adjusted tax basis of $500 million or less) is permitted to maintain a reserve for bad debts with respect to "qualifying loans," which, in general, are loans secured by certain interests in real property, and to make, within specified formula limits, annual additions to the reserve which are deductible for purposes of computing the Bank's taxable income. Pursuant to the Small Business Job Protection Act of 1996, the Bank is now recapturing (taking into income) over a multi-year period a portion of the balance of its bad debt reserve as of December 31, 1996.

     Distributions. To that the extent that the Bank makes "non-dividend distributions" to the Registrant, , such distributions will be considered to have been made from the Bank's "base year reserve," i.e., its reserve as of July 31, 1988, and then from the Bank's supplemental reserve for losses on loans, to the extent thereof, and an amount based on the amount distributed (but not in excess of the amount of such reserves) will be included in the Bank's income. Non-dividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of the Bank's current or accumulated earnings and profits will not be so included in the Bank's income.

     The amount of additional taxable income created from a non-dividend distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if the Bank makes a non-dividend distribution to the Registrant, approximately one and one-half times the amount of such distribution (but not in excess of the amount of such reserves) would be includible in income for federal income tax purposes, assuming a 34% federal corporate income tax rate. See "Regulation and Supervision" herein for limits on the payment of dividends by the Bank. The Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserves.

     Corporate Alternative Minimum Tax. The Code imposes a tax ("AMT") on alternative minimum taxable income ("AMTI") at a rate of 20%. Only 90% of AMTI can be offset by net operating loss carryovers of which the Bank currently has none. AMTI is also adjusted by determining the tax treatment of certain items in a manner that negates the deferral of income resulting from the regular tax treatment of those items. Thus, the Bank's AMTI is increased by an amount equal to 75% of the amount by which the Bank's adjusted current earnings exceeds its AMTI (determined without regard to this adjustment and prior to reduction for net operating losses). The Bank does not expect to be subject to the AMT. Although the corporate environmental tax of 0.12% of the excess of AMTI (with certain modifications) over $2.0 million has expired, under current Administration proposals, such tax will be retroactively reinstated for taxable years beginning after December 31, 1997 and before January 2009.

     Elimination of Dividends; Dividends Received Deduction. The Registrant may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations.

State Taxation

     New York State Taxation. The Bank is subject to the New York State Franchise Tax on Banking Corporations in an annual amount equal to the greater of (i) 9% of the Bank's "entire net income" allocable to New York State during the taxable year, or (ii) the applicable alternative minimum tax. The alternative minimum tax is generally the greatest of (a) 0.01% of the value of the taxable assets allocable to New York State with certain modifications, (b) 3% of the Bank's "alternative entire net income" allocable to New York State or
(c) $250. Entire net income is similar to federal taxable income, subject to certain modifications and alternative entire net income is equal to entire net income without certain adjustments. For purposes of computing its entire net income, the Bank is permitted a deduction for an addition to the reserve for losses on qualifying real property loans. For New York State purposes, the applicable percentage to calculate bad debt deduction under the percentage of taxable income method is 32%.

     New York State passed legislation that enabled the Bank to avoid the recapture of the New York State tax bad debt reserves that otherwise would have occurred as a result of changes in federal law and to continue to utilize either the federal method or a method based on a percentage of its taxable income for computing its additions to bad debt reserve. However, the New York bad debt reserve is subject to recapture for "non-dividend distributions" in a manner similar to the recapture of federal bad debt reserves for such distributions. Also, the New York bad debt reserve is subject to recapture in the event that the Bank fails to satisfy certain definitional tests relating to its assets and the nature of its business.

     A Metropolitan Business District Surcharge on banking corporations doing business in the metropolitan district has been applied since 1982. The Bank does all of its business within this District and is subject to this surcharge. For the tax year ending December 31, 1998 the surcharge rate is 17%.

     Delaware State Taxation. As a Delaware holding company not earning income in Delaware, the Registrant is exempted from Delaware Corporate income tax but is required to file annual returns and pay annual fees and a franchise tax to the State of Delaware.


                           Regulation And Supervision

General

     The Bank is a New York State chartered stock savings bank, and its deposit accounts are insured up to applicable limits by the FDIC under the BIF. The Bank is subject to extensive regulation by the NYSBD as its chartering agency, and by the FDIC as the deposit insurer. The Bank must file reports with the NYSBD and the FDIC concerning its activities and financial condition, and it must obtain regulatory approval prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions and opening or acquiring branch offices. The NYSBD and the FDIC conduct periodic examinations to assess the Bank's compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a savings bank can engage and is intended primarily for the protection of the deposit insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the NYSBD or the FDIC or through legislation, could have a material adverse impact on the Registrant and the Bank and their operations and stockholders. The Registrant is also required to file certain reports with, and otherwise comply with, the rules and regulations of the FRB and the NYSBD and the rules and regulations of the Securities and Exchange Commission ("SEC") under the federal securities laws.

     Certain of the laws and regulations applicable to the Bank and to the Registrant are summarized below or elsewhere herein. These summaries do not purport to be complete and are qualified in their entirety by reference to such laws and regulations.

New York Banking Regulation

     Activity Powers. The Bank derives its lending, investment and other activity powers primarily from the applicable provisions of the New York Banking Law ("Banking Law") and the regulations adopted thereunder. Under these laws and regulations, savings banks, including the Bank, may invest in real estate mortgages, consumer and commercial loans, certain types of debt securities, including certain corporate debt securities and obligations of federal, state and local governments and agencies, certain types of corporate equity securities and certain other assets. A savings bank may also exercise trust powers upon approval of the NYSBD. The exercise of these lending, investment and activity powers are limited by federal law and the regulations thereunder.

     Loans-to-One-Borrower Limitations. With certain limited exceptions, a New York chartered savings bank may not make loans or extend credit for commercial, corporate or business purposes (including lease financing) to a single borrower and to certain entities related to the borrower, the aggregate amount of which would exceed 15% of the bank's net worth, plus an additional 10% of the bank's net worth if secured by the requisite collateral. The Bank currently complies with all applicable loans-to-one-borrower limitations.

     Community Reinvestment Act. The Bank is also subject to provisions of the Banking Law that, like the provisions of the federal Community Reinvestment Act ("CRA"), impose continuing and affirmative obligations upon a banking institution organized in the State of New York to serve the credit needs of its local community ("NYCRA"). The obligations of the NYCRA are similar to those imposed by the CRA, and the New York Banking Board adopted new regulations, effective December 10, 1997, to implement the NYCRA, which regulations were consistent with the federal regulations implementing the CRA. The New York Banking Board replaced its prior process-focused regulations with performance-focused regulations that were intended to parallel the CRA regulations of the federal banking agencies and to promote consistency in CRA evaluations by considering more objective criteria. The new regulations require a biennial assessment of a bank's compliance with the NYCRA, utilizing a four-tiered rating system, and require the NYBD to make available to the public such rating and a written summary of the assessment results. Pursuant to the NYCRA, a bank must file with the NYSBD an annual NYCRA report and copies of all federal CRA reports. The Bank's latest NYCRA rating, received by letter dated April 27, 1998 from the Banking Department, was a rating of "Satisfactory." The NYCRA also requires the Superintendent of Banks of the State of New York ("Superintendent") to consider a bank's NYCRA rating when reviewing a bank's application to engage in certain transactions, including mergers, asset purchases and the establishment of branch offices or automated teller machines, and provides that such assessment may serve as a basis for the denial of any such application.

     Dividends. Under the Banking Law, the Bank may declare and pay dividends only out of the net profits of the Bank. The approval of the Superintendent is required if the total of all dividends declared in any calendar year will exceed the net profits for that year plus the retained net profits of the preceding two years less any required transfer to surplus or a fund for the retirement of preferred stock. In addition, dividends may not be declared, credited or paid if the effect thereof would cause the Bank's capital to be reduced below the amount required by the Superintendent or the FDIC.


     Enforcement. Under the Banking Law, the Superintendent may issue an order to a New York-chartered banking institution to appear and explain an apparent violation of law, to discontinue unauthorized or unsafe practices and to keep prescribed books and accounts. Upon a finding by the Superintendent that any director, trustee or officer of any banking organization has violated any law, or has continued unauthorized or unsafe practices in conducting the business of the banking organization after having been notified by the Superintendent to discontinue such practices, the Superintendent may remove such director, trustee or officer from office after notice and an opportunity to be heard. The Bank does not know of any past or current practice, condition or violation that might lead to any proceeding by the Superintendent or the Banking Department against the Bank or any of its directors or officers.

Federal Banking Regulation

     Capital Requirements. FDIC regulations require BIF-insured banks, such as the Bank, to maintain minimum levels of capital. The regulations establish a minimum leverage capital requirement of not less than 3.0% Tier 1 capital to total assets for banks in the strongest financial and managerial condition, with a rating of 1 (the highest examination rating of the FDIC for banks) under the Uniform Financial Institutions Rating System. For all other banks, the minimum leverage capital requirement is 3% plus an additional cushion of at least 100 to 200 basis points. The FDIC and the other federal banking regulators have proposed amendments to their minimum capital regulations to provide that the minimum leverage capital ratio for a depository institution that has been assigned the highest composite rating of 1 under the Uniform Financial Institutions Rating System will be 3% and that the minimum leverage capital ratio for any other depository institution will be 4%, unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the depository institution. Tier 1 capital is comprised of the sum of common stockholders' equity (excluding the net unrealized appreciation or depreciation, net of tax, from available-for-sale securities), non-cumulative perpetual preferred stock (including any related surplus) and minority interests in consolidated subsidiaries, minus all intangible assets (other than qualifying servicing rights), and any net unrealized loss on marketable equity securities.

     The FDIC also requires that savings banks meet a risk-based capital standard. The risk-based capital standard requires the maintenance of total capital (which is defined as Tier 1 capital and Tier 2 capital) to risk-weighted assets of at least 8% and Tier 1 capital to risk-weighted assets of at least 4%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet items, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item. The components of Tier 1 capital are equivalent to those discussed above under the 3% leverage requirement. The components of Tier 2 capital currently include cumulative perpetual preferred stock, certain perpetual preferred stock for which the dividend rate may be reset periodically, mandatory convertible securities, subordinated debt, intermediate preferred stock and allowance for possible loan losses. Allowance for possible loan losses includible in Tier 2 capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of Tier 2 capital that may be included in total capital cannot exceed 100% of Tier 1 capital.

     The federal banking agencies, including the FDIC, have also adopted regulations to require an assessment of an institution's exposure to declines in the economic value of a bank's capital due to changes in interest rates when assessing the bank's capital adequacy. Under such a risk assessment, examiners will evaluate a bank's capital for interest rate risk on a case-by-case basis, with consideration of both quantitative and qualitative factors. According to the agencies, applicable considerations include the quality of the bank's interest rate risk management process, the overall financial condition of the bank and the level of other risks at the bank for which capital is needed.
Institutions with significant interest rate risk may be required to hold additional capital. The agencies also issued a joint policy statement providing guidance on interest rate risk management, including a discussion of the critical factors affecting the agencies' evaluation of interest rate risk in connection with capital adequacy. The agencies determined not to proceed with a previously issued proposal to develop a supervisory framework for measuring interest rate risk and an explicit capital component for interest rate risk.

     The following table shows the Bank's leverage ratio, its Tier 1 risk-based capital ratio, and its total risk-based capital ratio, at May 31, 1998:

                                               At May 31, 1998
                               ------------------------------------------------
                                          Percent of      Capital    Percent of
                               Capital     Assets(1)    Requirement   Assets(1)
                               -------     ---------    -----------   ---------
                                           (Dollars in thousands)

Regulatory Tier 1
   leverage capital            $53,397        13.91%      $15,352         4.0%
Tier 1 risk-based capital       53,397        25.55         8,360         4.0
Total risk-based capital        54,910        26.27        16,721         8.0

----------
(1) For purpose of calculating Regulatory Tier 1 leverage capital, assets are adjusted total average assets. In calculating Tier 1 risked-based capital and total risk-based capital, assets are total risk-weighted assets.

As the preceding table shows, the Bank exceeded the minimum capital adequacy requirements at the date indicated.

     The following table shows the Registrant's leverage ratio, its Tier 1 risk-based capital ratio, and its total risk-based capital ratio, at May 31, 1998:

                                               At May 31, 1998
                               ------------------------------------------------
                                          Percent of      Capital    Percent of
                               Capital     Assets(1)    Requirement   Assets(1)
                               -------     ---------    -----------   ---------
                                           (Dollars in thousands)

Regulatory Tier 1
   leverage capital            $84,985        21.44%      $15,855         4.0%
Tier 1 risk-based capital       84,985        40.07         8,484         4.0
Total risk-based capital        86,498        40.78        16,968         8.0

----------
(1) For purpose of calculating Regulatory Tier 1 leverage capital, assets are adjusted total average assets. In calculating Tier 1 risked-based capital and total risk-based capital, assets are total risk-weighted assets.

As the preceding table shows, the Registrant exceeded the minimum capital adequacy requirements at the date indicated.

     Activity Restrictions on State-Chartered Banks. Section 24 of the Federal Deposit Insurance Act, as amended ("FDIA"), which was added by the Federal
Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), generally limits the activities and investments of state-chartered FDIC insured banks and their subsidiaries to those permissible for federally chartered national banks and their subsidiaries, unless such activities and investments are specifically exempted by Section 24 or consented to by the FDIC.

     Section 24 provides an exception for investments by a bank in common and preferred stocks listed on a national securities exchange or the shares of registered investment companies if (1) the bank held such types of investments during the 14-month period from September 30, 1990 through November 26, 1991,
(2) the state in which the bank is chartered permitted such investments as of September 30, 1991, and (3) the bank notifies the FDIC and obtains approval from the FDIC to make or retain such investments. Upon receiving such FDIC approval, an institution's investment in such equity securities will be subject to an aggregate limit up to the amount of its Tier 1 capital. The Bank received approval from the FDIC to retain and acquire such equity investments subject to a maximum permissible investment equal to the lesser of 100% of the Bank's Tier 1 capital or the maximum permissible amount specified by the Banking Law. Section 24 also contains an exception for certain majority owned subsidiaries, but the activities of such subsidiaries are limited to those permissible for a national bank, permissible under Section 24 of the FDIA and the FDIC regulations issued pursuant thereto, or as approved by the FDIC.

     Any bank that held an impermissible investment or engaged in an impermissible activity and that did not receive FDIC approval to retain such investment or to continue such activity was required to submit to the FDIC a plan for divesting of such investment or activity as quickly and prudently as possible. Before making a new investment or engaging in a new activity not permissible for a national bank or otherwise permissible under Section 24 or the FDIC regulations thereunder, an insured bank must seek approval from the FDIC to make such investment or engage in such activity. The FDIC will not approve the activity unless such bank meets its minimum capital requirements and the FDIC determines that the activity does not present a significant risk to the FDIC insurance funds.

     Enforcement. The FDIC has extensive enforcement authority over insured savings banks, including the Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist orders and to remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations and to unsafe or unsound practices.

     The FDIC is required, with certain exceptions, to appoint a receiver or conservator for an insured state bank if that bank is "critically undercapitalized." For this purpose, "critically undercapitalized" means having a ratio of tangible capital to total assets of less than 2%. The FDIC may also appoint a conservator or receiver for a state bank on the basis of the institution's financial condition or upon the occurrence of certain events, including: (i) insolvency (whereby the assets of the bank are less than its liabilities to depositors and others); (ii) substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices; (iii) existence of an unsafe or unsound condition to transact business; (iv) likelihood that the bank will be unable to meet the demands of its depositors or to pay its obligations in the normal course of business; and (v) insufficient capital, or the incurring or likely incurring of losses that will deplete substantially all of the institution's capital with no reasonable prospect of replenishment of capital without federal assistance.

     Deposit Insurance. Pursuant to FDICIA, the FDIC established a system for setting deposit insurance premiums based upon the risks a particular bank or savings association posed to its deposit insurance funds. Under the risk-based deposit insurance assessment system, the FDIC assigns an institution to one of three capital categories based on the institution's financial information, as of the reporting period ending six months before the assessment period, consisting of (1) well capitalized, (2) adequately capitalized or (3) undercapitalized, and one of three supervisory subcategories within each capital group. With respect to the capital ratios, institutions are classified as well capitalized, or adequately capitalized using ratios that are substantially similar to the prompt corrective action capital ratios discussed below. Any institution that does not meet these two definitions is deemed to be undercapitalized for this purpose. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the institution's state supervisor). An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Under the final risk-based assessment system, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessments rates for deposit insurance currently range from 0 basis points to 27 basis points. The capital and supervisory subgroup to which an institution is assigned by the FDIC is confidential and may not be disclosed. A bank's rate of deposit insurance assessments will depend upon the category and subcategory to which the bank is assigned by the FDIC. Any increase in insurance assessments could have an adverse effect on the earnings of the Bank.

     Under the Deposit Insurance Funds Act of 1996 ("Funds Act"), the assessment base for the payments on the bonds ("FICO bonds") issued in the late 1980s by the Financing Corporation to recapitalize the now defunct Federal Savings and Loan Insurance Corporation was expanded to include, beginning January 1, 1997, the deposits of BIF-insured institutions, such as the Bank. Until December 31, 1999, or such earlier date on which the last savings association ceases to exist, the rate of assessment for BIF-assessable deposits shall be one-fifth of the rate imposed on deposits insured by the Savings Association Insurance Fund ("SAIF"). The annual rate of assessments for the payments on the FICO bonds for the semi-annual period beginning on July 1, 1997 was 0.0126% for BIF-assessable deposits and 0.0630% for SAIF-assessable deposits and was 0.0122% for BIF-assessable deposits and 0.0610% for SAIF-assessable deposits for the period beginning on July 1, 1998.

     Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

     Transactions with Affiliates of the Bank. Transactions between an insured bank, such as the Bank, and any of its affiliates is governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. Currently, a subsidiary of a bank that is not also a depository institution is not treated as an affiliate of the bank for purposes of Sections 23A and 23B, but the FRB has proposed treating any subsidiary of a bank that is engaged in activities not permissible for bank holding companies under the Bank Holding Company Act of 1956, as amended ("BHCA"), as an affiliate for purposes of Sections 23A and 23B. Generally, Sections 23A and 23B (i) limit the extent to which the bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (ii) require that all such transactions be on terms that are consistent with safe and sound banking practices. The term "covered transaction" includes the making of loans, purchase of assets, issuance of guarantees and other similar types of transactions. Further, most loans by a bank to any of its affiliate must be secured by collateral in amounts ranging from 100 to 130 percent of the loan amounts. In addition, any covered transaction by a bank with an affiliate and any purchase of assets or services by a bank from an affiliate must be on terms that are substantially the same, or at least as favorable, to the institution as those that would be provided to a non-affiliate.

     Prohibitions Against Tying Arrangements. Banks are subject to the prohibitions of 12 U.S.C. ss. 1972 on certain tying arrangements and extensions of credit by correspondent banks. In general, a depository institution is prohibited, subject to certain exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or certain of its affiliates or not obtain services of a competitor of the institution.

     Uniform Real Estate Lending Standards. Pursuant to FDICIA, the federal banking agencies adopted uniform regulations prescribing standards for extensions of credit that are secured by liens on interests in real estate or made for the purpose of financing the construction of a building or other improvements to real estate. Under the joint regulations adopted by the banking agencies, all financial institutions must adopt and maintain written policies that establish appropriate limits and standards for extensions of credit that are secured by liens or interests in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards (including loan-to-value limits) that are clear and measurable, loan administration procedures, and documentation, approval and reporting requirements. The real estate lending policies must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies ("Interagency Guidelines") that have been adopted by the federal bank regulators.

     The Interagency Guidelines, among other things, require a depository institution to establish internal loan-to-value limits for real estate loans that are not in excess of the following supervisory limits: (i) for loans secured by raw land, the supervisory loan-to-value limit is 65% of the value of the collateral; (ii) for land development loans (i.e., loans for the purpose of improving unimproved property prior to the erection of structures), the supervisory limit is 75%; (iii) for loans for the construction of commercial, multi-family or other non-residential property, the supervisory limit is 80%;
(iv) for loans for the construction of one- to four-family properties, the supervisory limit is 85%; and (v) for loans secured by other improved property (e.g., farmland, completed commercial property and other income-producing property including non-owner occupied, one- to four-family property), the limit is 85%. Although no supervisory loan-to-value limit has been established for owner-occupied, one to four-family and home equity loans, the Interagency Guidelines state that for any such loan with a loan-to-value ratio that equals or exceeds 90% at origination, an institution should require appropriate credit enhancement in the form of either mortgage insurance or readily marketable collateral.

     Community Reinvestment Act. Under the CRA, as implemented by FDIC and FRB regulations, a savings bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires the FDIC, in connection with its examination of a savings institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution.

     In April 1995, the FDIC and the other federal banking agencies amended their CRA regulations. Among other things, the amended CRA regulations substitute for the prior process-based assessment factors a new evaluation system that would rate an institution based on its actual performance in meeting community needs. In particular, the proposed system would focus on three tests:
(a) a lending test, to evaluate the institution's record of making loans in its service areas; (b) an investment test, to evaluate the institution's record of investing in community development projects, affordable housing, and programs benefitting low or moderate income individuals and businesses; and (c) a service test, to evaluate the institution's delivery of services through its branches, ATMs, and other offices. Small banks would be assessed pursuant to a streamlined approach focusing on a lesser range of information and performance standards.

     The CRA requires the FDIC to provide a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system and requires public disclosure of an institution's CRA rating. The Bank's latest CRA rating, received from the FDIC by letter dated February 20, 1996, was a rating of "satisfactory."

     Safety and Soundness Standards. Pursuant to the requirements of FDICIA, as amended by the Riegle Community Development and Regulatory Improvement Act of 1994, each federal banking agency, including the FDIC, has adopted guidelines establishing general standards relating to internal controls, information and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings, and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal shareholder. In addition, the FDIC adopted regulations to require a bank that is given notice by the FDIC that it is not satisfying any of such safety and soundness standards to submit a compliance plan to the FDIC. If, after being so notified, a bank fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the FDIC may issue an order directing corrective and other actions of the types to which a significantly undercapitalized institution is subject under the "prompt corrective action" provisions of FDICIA. If a bank fails to comply with such an order, the FDIC may seek to enforce such an order in judicial proceedings and to impose civil monetary penalties.

     Prompt Corrective Action. FDICIA also established a system of prompt corrective action to resolve the problems of undercapitalized institutions. The FDIC, as well as the other federal banking regulators, adopted regulations governing the supervisory actions that may be taken against undercapitalized institutions. The regulations establish five categories, consisting of "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." The FDIC's regulations defines the five capital categories as follows: Generally, an institution will be treated as "well capitalized" if its ratio of total capital to risk-weighted assets is at least 10%, its ratio of Tier 1 capital to risk-weighted assets is at least 6%, its ratio of Tier 1 capital to total assets is at least 5%, and it is not subject to any order or directive by the FDIC to meet a specific capital level. An institution will be treated as "adequately capitalized" if its ratio of total capital to risk-weighted assets is at least 8%, its ratio of Tier 1 capital to risk-weighted assets is at least 4%, and its ratio of Tier 1 capital to total assets is at least 4% (3% if the bank receives the highest rating under the Uniform Financial Institutions Rating System) and it is not a well-capitalized institution. An institution that has total risk-based capital of less than 8%,

Tier 1 risk-based-capital of less than 4% or a leverage ratio that is less than 4% (or less than 3% if the institution is rated a composite "1" under the Uniform Financial Institutions Rating System) would be considered to be "undercapitalized." An institution that has total risk-based capital of less than 6%, Tier 1 capital of less than 3% or a leverage ratio that is less than 3% would be considered to be "significantly undercapitalized," and an institution that has a tangible capital to assets ratio equal to or less than 2% would be deemed to be "critically undercapitalized."

     The severity of the action authorized or required to be taken under the prompt corrective action regulations increases as a bank's capital deteriorates within the three undercapitalized categories. All banks are prohibited from paying dividends or other capital distributions or paying management fees to any controlling person if, following such distribution, the bank would be undercapitalized. The FDIC is required to monitor closely the condition of an undercapitalized bank and to restrict the growth of its assets. An undercapitalized bank is required to file a capital restoration plan within 45 days of the date the bank receives notice that it is within any of the three undercapitalized categories, and the plan must be guaranteed by any parent holding company. The aggregate liability of a parent holding company is limited to the lesser of: (i) an amount equal to the five percent of the bank's total assets at the time it became "undercapitalized," and (ii) the amount that is necessary (or would have been necessary) to bring the bank into compliance with all capital standards applicable with respect to such bank as of the time it fails to comply with the plan. If a bank fails to submit an acceptable plan, it is treated as if it were "significantly undercapitalized." Banks that are significantly or critically undercapitalized are subject to a wider range of regulatory requirements and restrictions.

     The FDIC has a broad range of grounds under which it may appoint a receiver or conservator for an insured depositary bank. If one or more grounds exist for appointing a conservator or receiver for a bank, the FDIC may require the bank to issue additional debt or stock, sell assets, be acquired by a depository bank holding company or combine with another depository bank. Under FDICIA, the FDIC is required to appoint a receiver or a conservator for a critically undercapitalized bank within 90 days after the bank becomes critically undercapitalized or to take such other action that would better achieve the purposes of the prompt corrective action provisions. Such alternative action can be renewed for successive 90-day periods. However, if the bank continues to be critically undercapitalized on average during the quarter that begins 270 days after it first became critically undercapitalized, a receiver must be appointed, unless the FDIC makes certain findings that the bank is viable.

Loans to a Bank's Insiders

     Federal Regulation. A bank's loans to its executive officers, directors, any owner of 10% or more of its stock (each, an "insider") and any of certain entities affiliated to any such person (an "insider's related interest") are subject to the conditions and limitations imposed by Section 22(h) of the
Federal Reserve Act and the FRB's Regulation O thereunder. Under these restrictions, the aggregate amount of the loans to any insider and the insider's related interests may not exceed the loans-to-one-borrower limit applicable to national banks, which is comparable to the loans-to-one-borrower limit applicable to the Bank's loans for commercial, corporate or business purposes. All loans by a bank to all such persons and related interests in the aggregate may not exceed the bank's unimpaired capital and unimpaired surplus. With certain exceptions, loans to an executive officer, other than loans for the education of the officer's children and certain loans secured by the officer's residence, may not exceed the lesser of (a) $100,000 or (b) the greater of

$25,000 or 2.5% of the bank's capital and unimpaired surplus. Regulation O also requires that any proposed loan to an insider or a related interest of that insider be approved in advance by a majority of the board of directors of the bank, with any interested director not participating in the voting, if such loan, when aggregated with any existing loans to that insider and the insider's related interests, would exceed either (a) $500,000 or (b) the greater of $25,000 or 5% of the bank's unimpaired capital and surplus. Generally, such loans must be made on substantially the same terms as, and follow credit underwriting procedures that are not less stringent than, those that are prevailing at the time for comparable transactions with other persons. An exception is made for extensions of credit made pursuant to a benefit or compensation plan of a bank that is widely available to employees of the bank and that does not give any preference to insiders of the bank over other employees of the bank.

     In addition, provisions of the BHCA prohibit extensions of credit to a bank's insiders and their related interests by any other institution that has a correspondent banking relationship with the bank, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.

     New York Regulation. Applicable New York law imposes conditions and limitations on a stock savings bank's loans to its directors and executive officers that are comparable in most respects to the conditions and limitations imposed under federal law, as discussed above. However, there are a number of differences. For example, the New York law does not affect loans to shareholders owning 10% or more of the savings bank's stock.

Federal Home Loan Bank System

     The Bank is a member of the FHLBNY, which is one of the 12 regional Federal Home Loan Banks that comprise the FHLB system. Each of the Federal Home Loan Banks are subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"), and each acts as a central credit facility primarily for its member institutions. As a member of the FHLBNY, the Bank is required to acquire and hold shares of capital stock in the FHLBNY in an amount at least equal to the greater of 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLBNY. The Bank was in compliance with this requirement with an investment in FHLBNY stock at May 31, 1998, of $3.4 million.

     Each FHLB serves as a reserve or central bank for its member institutions within its assigned region. Each is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It offers advances to members in accordance with policies and procedures established by the FHFB and the board of directors of the FHLB. Long-term advances may only be made for the purpose of providing funds for residential housing finance.

Federal Reserve System

     Under FRB regulations, the Bank is required to maintain non-interest-earning reserves against its transaction accounts (primarily NOW and regular checking accounts). The FRB regulations generally require that reserves of 3% must be maintained against aggregate transaction accounts of $47.8 million or less (subject to adjustment by the FRB) and an initial reserve of

$1,434,000 plus 10% (subject to adjustment by the FRB between 8% and 14%) against that portion of total transaction accounts in excess of $47.8 million. The first $4.47 million of otherwise reservable balances (subject to adjustments by the FRB) are exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce the Bank's interest-earning assets.

Holding Company Regulation

     Federal Regulation. The Registrant is subject to examination, regulation and periodic reporting under the BHCA, as administered by the FRB. The FRB has adopted capital adequacy guidelines for bank holding companies on a consolidated basis substantially similar to those of the FDIC for the Bank. As of May 31, 1998, the Registrant's total capital and Tier 1 capital ratios exceed these minimum capital requirements.

     The Registrant is required to obtain the prior approval of the FRB to acquire all, or substantially all, of the assets of any bank or bank holding company. Prior FRB approval is required for the Registrant to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if, after giving effect to such acquisition, it would, directly or indirectly, own or control more than 5% of any class of voting shares of such bank or bank holding company.

     A bank holding company, such as the Registrant, is required to give the FRB prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, will be equal to 10% or more of the Registrant's consolidated net worth. The FRB may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, FRB order or directive, or any condition imposed by, or written agreement with, the FRB. Such notice and approval is not required for a bank holding company that would be treated as "well capitalized" under applicable regulations of the FRB, that has received a composite "1" or "2" rating at its most recent bank holding company inspection by the FRB, and that is not the subject of any unresolved supervisory issues.

     The status of the Registrant as a registered bank holding company under the BHCA does not exempt it from certain federal and state laws and regulations applicable to corporations generally, including, without limitation, certain provisions of the federal securities laws.

     In addition, a bank holding company is generally prohibited from engaging in, or acquiring direct or indirect control of any company engaged in, non-banking activities. One of the principal exceptions to this prohibition is for activities found by the FRB to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the principal activities that the FRB has determined by regulation to be so closely related to banking as to be a proper incident thereto are: (i) making or servicing loans;
(ii) performing certain data processing services; (iii) providing discount brokerage services; (iv) acting as fiduciary, investment or financial advisor,
(v) leasing personal or real property; (vi) making investments in corporations or projects designed primarily to promote community welfare; and (vii) acquiring a savings and loan association.

     Under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), depository institutions are liable to the FDIC for losses suffered or anticipated by the FDIC in connection with the default of a commonly controlled depository institution or any assistance provided by the FDIC to such an institution in danger of default. This law would have potential applicability if the Registrant ever acquired as a separate subsidiary a depository institution in addition to the Bank.

     Subsidiary banks of a bank holding company are subject to certain quantitative and qualitative restrictions imposed by the Federal Reserve Act on any extension of credit to, purchase of assets from or issuance of letter of credit on behalf of the bank holding company or its subsidiaries, and on the investment in or acceptance of stocks or securities of such holding company or its subsidiaries as collateral for loans. In addition, provisions of the Federal Reserve Act and FRB regulations limit the amounts of, and establish required procedures and credit standards with respect to, loans and other extensions of credit to officers, directors and principal shareholders of the Bank, the Registrant, any subsidiary of the Registrant and related interests of such persons. Moreover, banks are prohibited from engaging in certain tie-in arrangements (with the bank's parent holding company or any of the holding company's subsidiaries) in connection with any extension of credit, lease or sale of property or furnishing of services.

     New York Regulation. Under the Banking Law, certain companies owning or controlling banks are regulated as a bank holding company. For the purposes of the Banking Law, the term "bank holding company," is defined generally to include any "company" that, directly or indirectly, either (a) controls the election of a majority of the directors or (b) owns, controls or holds with power to vote more than 10% of the voting stock of a bank holding company or, if the company is a banking institution, another banking institution, or 10% or more of the voting stock of each of two or more banking institutions. The term "company" is defined to include corporations, partnerships and other types of business entities, chartered or doing business in New York, and the term "banking institution" is defined to include commercial banks, stock savings banks and stock savings and loan associations. A company controlling, directly or indirectly, only one banking institution will not be deemed to be a bank holding company for the purposes of the Banking Law. Under the Banking Law, the prior approval of the New York Banking Board is required before: (1) any action is taken that causes any company to become a bank holding company; (2) any action is taken that causes any banking institution to become or to be merged or consolidated with a subsidiary of a bank holding company; (3) any bank holding company acquires direct or indirect ownership or control of more than 5% of the voting stock of a banking institution; (4) any bank holding company or subsidiary thereof acquires all or substantially all of the assets of a banking institution; or (5) any action is taken that causes any bank holding company to merge or consolidate with another bank holding company. Additionally, certain restrictions apply to New York State bank holding companies regarding the acquisition of banking institutions that have been chartered for five years or less and are located in smaller communities. Directors, officers and employees of a New York State bank holding company are subject to limitations regarding their affiliation with securities underwriting or distribution firms and with other bank holding companies, and directors and executive officers are subject to limitations regarding loans obtained from certain of the holding company's banking subsidiaries. Although the Registrant is not a bank holding company for purposes of the Banking Law, any future acquisition of ownership, control, or the power to vote 10% or more of the voting stock of another banking institution or bank holding company would cause it to become such.

Acquisition of the Registrant

     Federal Restrictions. Under the federal Change in Bank Control Act ("CBCA"), a notice must be submitted to the FRB if any person (including a company), or group acting in concert, seeks to acquire 10% or more of the Registrant's shares of Common Stock outstanding, unless the FRB has found that the acquisition will not result in a change in control of the Registrant. Under the CBCA, the FRB has 60 days within which to act on such notices, taking into consideration certain factors, including the financial and managerial resources of the acquiror, the convenience and needs of the communities served by the Registrant and the Bank, and the anti-trust effects of the acquisition. Under the BHCA, any company would be required to obtain prior approval from the FRB before it may obtain "control" of the Registrant within the meaning of the BHCA. Control generally is defined to mean the ownership or power to vote 25% more of any class of voting securities of the Registrant or the ability to control in any manner the election of a majority of the Registrant's directors.

     New York Change in Bank Control Restrictions. In addition to the CBCA, the Banking Law generally requires prior approval of the New York Banking Board before any action is taken that causes any company to acquire direct or indirect control of a banking institution that is organized in the State of New York. For this purpose, the term "company" is defined to include corporations, partnerships and other types of business entities, chartered or doing business in New York, and an individual or combination of individuals acting in concert and residing or doing business in New York, and the term "control" is defined generally to mean the power to direct or cause the direction of the management and policies of the banking institution and is presumed to exist if the company owns, controls or holds with power to vote 10% or more of the voting stock of the banking institution.

Interstate Banking and Branching

     In the past, interstate banking was limited under the BHCA to those states that permitted interstate banking by statute. New York was one of a number of states that permitted, subject to the reciprocity conditions of the Banking Law, out-of-state bank holding companies to acquire New York banks. By 1995, most states had adopted statutes permitting multistate bank holding companies.

     The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Interstate Banking Act") was enacted on September 29, 1994. As of September 29, 1995, the Interstate Banking Act permitted approval under the BHCA of the acquisition by a bank holding company that is well capitalized and managed of a bank outside of the holding company's home state regardless of whether the acquisition was permitted under the law of the state of the bank to be acquired. The FRB may not approve an acquisition under the BHCA that would result in the acquiring holding company controlling more than 10% of the deposits in the United States or more than 30% of the deposits in any particular state.

     In the past, branching across state lines was not generally available to a state bank, such as the Bank. While out-of-state branches were authorized under the Banking Law, similar authority was not generally available under the laws of most other states. Beginning June 1, 1997, the Interstate Banking Act, permitted the responsible federal banking agencies to approve merger transactions between banks located in different states, regardless of whether the merger would be prohibited under state law. Accordingly, the Interstate Banking Act permits a bank to have branches in more than one state.

     Before any bank acquisition can be completed, prior approval thereof may also be required to be obtained from other agencies having supervisory jurisdiction over the bank to be acquired, including the Banking Department. The Interstate Banking Act will facilitate the consolidation of the banking industry that has taken place over recent years and will allow the creation of larger, presumably more efficient, banking networks.

ITEM 2.  Properties


     The Bank conducts its business through its main office in Warwick, New York and its three branch offices located in Monroe, Woodbury and Wallkill, New York. Management believes that the Bank's current facilities are adequate to meet the present and immediately foreseeable needs of the Bank and the Registrant.

     The following sets forth the Bank's branches and loan production offices at May 31, 1998.

                                                    Leased                 Date                Lease
                                                      or                 Leased or           Expiration
                                                     Owned               Acquired               Date
                                                     -----               --------               ----
Main Office:
         18 Oakland Avenue
         Warwick, New York 10990                     Owned                 1972                  N/A

Branches:
         591 Route 17M
         Monroe, New York 10950                      Owned                 1976                  N/A

         556 Route 32
         Highland Mills, New York 10930              Owned                 1979                  N/A

         1 Industrial Avenue
         Walkill, New York  10940                    Owned                 1998                  N/A

Loan Production Offices:

         Taconic Plaza Shopping Center,
         Store #10
         Route 52
         East Fishkill,  New York                   Leased                 1997               01/31/99

         151 South Main Street, Suite 104
         New City, New York                         Leased                 1997               04/30/99

         1435 Union Valley Road, 1st Floor
         West Milford, New Jersey                   Leased                 1997               04/30/99

         45 Whitney Road
         Mahwah, New Jersey                         Leased                 1998               05/01/99

ITEM 3.  Legal Proceedings

     The Registrant is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which in the aggregate involve amounts which management believes to be immaterial to the financial condition and results of operations of the Registrant.


ITEM 4. Submission of Matters to a Vote of Security Holders

None.

                                     PART II

ITEM 5. Market for the Registrant's Common Equity and Related Stockholders' Matters

     The information required by this item appears under the caption "Market for Common Stock" on page 21 of the Registrant's Annual Report to Shareholders for the year ended May 31, 1998 and is incorporated herein by reference.


ITEM 6.  Selected Financial Data

     The information required by this item appears on pages 8 through 9, inclusive, of the Registrant's Annual Report to Shareholders for the year ended May 31, 1998 and is incorporated herein by reference.


ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information required by this item appears on pages 10 through 21, inclusive, of the Registrant's Annual Report to Shareholders for the year ended May 31, 1998 and is incorporated herein by reference.


ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

     The information required by this item appears on pages 11 through 13, inclusive, of the Registrant's Annual Report to Shareholders for the year ended May 31, 1998 and is incorporated herein by reference.


ITEM 8.  Financial Statements and Supplementary Data

     The information required by this item appears on pages 22 through 44, inclusive, of the Registrant's Annual Report to Shareholders for the year ended May 31, 1998 and is incorporated herein by reference.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.


                                    PART III

ITEM 10.  Directors and Officers of the Registrant

     The information required by this item appears under the caption "Election of Directors" on pages 5 through 9, inclusive, and under the caption "Compliance with Section 16(a) of the Exchange Act" on page 19 of the Registrant's Proxy Statement ("Proxy Statement") for its 1998 Annual Meeting of Shareholders to be held on September 22, 1998 and is incorporated herein by reference.


ITEM 11.  Executive Compensation

     The information required by this item appears on pages 13 through 19, inclusive, of the Registrant's Proxy Statement and is incorporated herein by reference.


ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

     The information required by this item appears under the captions "Stock Ownership of Certain Beneficial Owners" on page 3 and "Stock Ownership of Management" on pages 4 and 5, inclusive, of the Registrant's Proxy Statement and is incorporated herein by reference.


ITEM 13.  Certain Relationships and Related Transactions


     The information required by this item appears under the caption "Certain Relationships and Related Transactions" on page 19 of the Registrant's Proxy Statement and is incorporated herein by reference.

                                     PART IV

ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  The following documents are filed as a part of this report:

     1. The following consolidated financial statements of the Registrant and its subsidiaries, and the independent auditors' report thereon, included on pages 22 through 44 of the Registrant's Annual Report to Shareholders for the fiscal year ended May 31, 1998, are incorporated herein by reference:

                    Consolidated Statements of Financial Condition as of May 31, 1998 and 1997;

                    Consolidated Statements of Income for Each of the Years in the Three-Year Period Ended May 31, 1998;

                    Consolidated Statements of Changes in Stockholders' Equity for Each of the Years in the Three-Year Period Ended May 31, 1998;

                    Consolidated Statements of Cash Flows for Each of the Years in the Three-Year Period Ended May 31, 1998;

                    Notes to Consolidated Financial Statements

          The remaining information appearing in the Registrant's Annual Report to Shareholders is not deemed to be filed as part of this report, except as expressly provided herein.

     2. All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

     3.   Exhibits

     (a) The following exhibits are filed as part of this report, except as otherwise indicated.

          3.1  Certificate of Incorporation of Warwick Community  Bancorp,  Inc.
               (1)

          3.2  Bylaws of Warwick Community Bancorp, Inc. (1)

          4.1 Certificate of Incorporation of Warwick Community Bancorp, Inc. (See Exhibit 3.1 hereto)

          4.2  Bylaws of  Warwick  Community  Bancorp,  Inc.  (See  Exhibit  3.2
               hereto)

          4.3  Restated Organization Certificate of The Warwick Savings Bank (1)

          4.4  Bylaws of The Warwick Savings Bank, as amended (1)

          4.5  Stock Certificate of Warwick Community Bancorp, Inc. (1)

          10.1 Employment Agreement by and between Warwick Community Bancorp, Inc. and Timothy A. Dempsey

          10.2 Employment Agreement by and between Warwick Community Bancorp, Inc. and Ronald J. Gentile

          10.3 Employment Agreement by and between Warwick Community Bancorp, Inc. and Arthur W. Budich

          10.4 Employment Agreement by and between Warwick Community Bancorp, Inc. and Nancy L. Sobotor-Littell

          10.5 Employee Retention Agreement by and between The Warwick Savings Bank and Laurence D. Haggerty

          10.6 Employee Retention Agreement by and between The Warwick Savings Bank and Donna M. Lyons

          10.7 Employee Retention Agreement by and between The Warwick Savings Bank and Barbara A. Rudy

          10.8 Employee Retention Agreement by and between The Warwick Savings Bank and Arthur S. Anderson

          10.9 Recognition and Retention Plan of Warwick Community Bancorp, Inc.
               (2)

         10.10 Trust Agreement between Warwick Community Bancorp, Inc. and Orange County Trust Company for the Recognition and Retention Plan of Warwick Community Bancorp, Inc.

         10.11 Stock Option Plan of Warwick Community Bancorp, Inc.(2)

         10.12 Warwick  Community  Bancorp,  Inc.  Employee Stock Ownership Plan
               (1)

         10.13 Trust Agreement between Warwick Community Bancorp, Inc. and Marine Midland Bank for the Warwick Community Bancorp, Inc. Employee Stock Ownership Plan

         10.14 Loan  Agreement  by and between the  Warwick  Community  Bancorp,
               Inc.   Employee  Stock  Ownership  Trust  and  Warwick  Community
               Bancorp, Inc.

         10.15 Benefit Restoration Plan of The Warwick Savings Bank (1)

         10.16 Grantor Trust Agreement by and between The Warwick Savings Bank and Marine Midland Bank for the Benefit Restoration Plan of The Warwick Savings Bank

         10.17 The Warwick Savings Bank 401(k) Savings Plan (1)

         10.18 Trust Agreement between The Warwick Savings Bank and Marine Midland Bank for The Warwick Savings Bank 401(k) Savings Plan Employer Stock Fund

          11.1 Statement re: Computation of per share earnings

          13.1 1998 Annual Report to Shareholders

          21.1 Subsidiaries of the Registrant

          27.1 Financial Data Schedule (EDGAR filing only)

          99.1 Proxy Statement for the 1998 Annual Meeting of Shareholders

----------
(1)  Incorporated  herein  by  reference  to the  Exhibits  to the  Registrant's
     Registration   Statement  on  Form  S-1,   filed  on  September  19,  1997,
     Registration No. 333-36021.

(2) Incorporated herein by reference to the Registrant's definitive Proxy Statement for the Special Meeting of Stockholders held on June 24, 1998.



(b) No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  WARWICK COMMUNITY BANCORP, INC.



Dated: August 31, 1998            BY:  /s/ Timothy A. Dempsey
                                      ------------------------------------
                                           Timothy A. Dempsey
                                           President and Chief Executive Officer




                                  BY: /s/ Arthur W. Budich
                                      ------------------------------------
                                          Arthur W. Budich
                                          Senior Vice President, Treasurer
                                          and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                          Title                                        Date
---------                          -----                                        ----
/s/ Timothy A. Dempsey             President and Chief Executive Officer and    August 31, 1998
----------------------------       Director
Timothy A. Dempsey

/s/ Ronald J. Gentile              Executive Vice President and Chief           August 31, 1998
----------------------------       Operating Officer and Director
Ronald J. Gentile

/s/ Frances M. Gorish              Director                                     August 31, 1998
----------------------------
Frances M. Gorish

/s/ R. Michael Kennedy             Director                                     August 31, 1998
----------------------------
R. Michael Kennedy

/s/ Fred M. Knipp                  Director                                     August 31, 1998
----------------------------
Fred M. Knipp

/s/ Emil R. Krahulik               Director                                     August 31, 1998
----------------------------
Emil R. Krahulik

/s/ Thomas F. Lawrence, Jr.        Director                                     August 31, 1998
----------------------------
Thomas F. Lawrence, Jr.

/s/ Henry L. Nielsen, Jr.          Director                                     August 31, 1998
----------------------------
Henry L. Nielsen, Jr.

/s/ John W. Sanford III            Director                                     August 31, 1998
----------------------------
John W. Sanford III

/s/ Robert N. Smith                Director                                     August 31, 1998
----------------------------
Robert N. Smith