Form 10-Q
period 1998-09-30
WARWICK COMMUNITY BANCORP INC
filed 1998-11-17
CIK 1046209

As filed with the Securities and Exchange Commission on November 16, 1998

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1998

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                  to
                                        -----------------   --------------

         Commission File Number: 0-23293


                         WARWICK COMMUNITY BANCORP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


        DELAWARE                                          06-1497903
(STATE OR OTHER JURISDICTION                           (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

                      18 OAKLAND AVENUE, WARWICK, NEW YORK         10990-0591
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

                           Yes   /X/                            No  / /

         As of November 6, 1998, there were 6,606,548 shares of the registrant's common stock outstanding.

                                    FORM 10-Q
                         WARWICK COMMUNITY BANCORP, INC.
                                      INDEX

                                                                                                           Page
PART I -- FINANCIAL INFORMATION                                                                            Number
-------------------------------                                                                            ------

Item 1.       Financial Statements -- Unaudited

              Consolidated Statements of Financial Condition at
               September 30, 1998 and December 31, 1997                                                     3

              Consolidated Statements of Income for the three and nine
               months ended September 30, 1998 and 1997                                                     4

              Consolidated Statement of Changes in Equity for
               the nine months ended September 30, 1998                                                     5

              Consolidated Statements of Cash Flows for the nine
               months ended September 30, 1998 and 1997                                                     6

              Notes to Unaudited Consolidated Financial Statements                                          7-11

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                                           12-22

Item 3.       Quantitative and Qualitative Disclosures about Market Risk                                    22

PART II -- OTHER INFORMATION
-----------------------------

Item 1.       Legal Proceedings                                                                             22

Item 2.       Changes in Securities                                                                         22

Item 3.       Defaults Upon Senior Securities                                                               22

Item 4.       Submission of Matters to a Vote of Security Holders                                           23

Item 5.       Other Information                                                                             23

Item 6.       Exhibits and Reports on Form 8-K                                                              23

Signature Page                                                                                              24




================================================================================
Statements contained in this Form 10-Q which are not historical facts are forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those projected. Such risks and uncertainties include but are limited to, general economic conditions, changes in interest rates, deposit flows, loan demand, real estate values and competition; changes in accounting principles, policies or guidelines; changes in legislation or regulation; other economic, competitive, governmental, regulatory or technological factors affecting the Company's operations, pricing, products and services; and other risks detailed in documents filed by the Company with the Securities and Exchange Commission from time to time.
================================================================================

PART I --  FINANCIAL INFORMATION
--------------------------------

ITEM 1.               FINANCIAL STATEMENTS -- UNAUDITED
                      ---------------------------------


                WARWICK COMMUNITY BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)


                                                                    September 30, 1998          December 31, 1997
                                                                   ---------------------      ---------------------
                                                                                (Dollars in thousands)
                            ASSETS

    Cash on hand and in banks..................................           $  10,361                     12,843
    Federal funds sold.........................................                --                        9,700
    Securities:
           Available-for-sale, at fair value...................             147,269                    122,175
           Held-to-maturity, at amortized cost (fair value of
           $7,550 at September 30, 1998 and $5,327 at
           December 31, 1997)..................................               7,553                      5,388
                                                                          ---------                  ---------
             Total securities..................................             154,822                    127,563
                                                                          ---------                  ---------
    Mortgage loans, net........................................             182,279                    139,385
    Commercial loans...........................................              36,350                     28,468
    Consumer loans.............................................              16,442                     13,716
                                                                          ---------                  ---------
             Total loans.......................................             235,071                    181,569
    Allowance for loan losses..................................             (1,673)                    (1,372)
                                                                          --------                   --------
             Total loans, net..................................             233,398                    180,197
                                                                          ---------                  ---------
    Accrued interest receivable................................               2,376                      2,161
    Federal Home Loan Bank stock...............................               3,915                      1,731
    Bank premises & equipment, net.............................               5,973                      3,200
    Other assets...............................................              12,163                      3,414
                                                                          ---------                  ---------
             Total  assets.....................................           $ 423,008                  $ 340,809
                                                                          ---------                  =========

             LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Deposits:
    NOW and money market.......................................           $ 55,010                  $  39,784
    Savings....................................................             79,734                     75,146
    Certificates of deposit....................................             70,010                     75,520
    Non-interest bearing checking..............................             23,299                     23,064
                                                                         ---------                  ---------
             Total depositor accounts..........................            228,053                    213,514
    Mortgage escrow funds......................................                711                      1,529
    Accrued interest payable...................................              1,092                        208
    Securities sold under agreements to repurchase.............             25,310                     22,755
    FHLB advances..............................................             71,080                      5,250
    Other liabilities..........................................             13,901                     11,364
                                                                         ---------                  ---------
             Total liabilities.................................            340,147                    254,620
                                                                         ---------                  ---------

                       STOCKHOLDERS' EQUITY

    Preferred stock, $.01 par value; 5,000,000 authorized;
    none issued................................................               --                         --
    Common stock, $.01 par value; 15,000,000 shares
           authorized; 6,606,548 shares issued and outstanding
           as of September 30, 1998............................                 66                         66
    Additional paid-in capital.................................             63,392                     63,366
    Retained earnings..........................................             30,142                     27,382
    Net unrealized gain (loss) on securities, net of taxes.....              1,082                      1,634
    Unearned ESOP common stock.................................             (7,413)                    (6,259)
    Unearned RRP common stock..................................             (4,408)                      --
                                                                         ---------                  ---------
             Total stockholders' equity........................             82,861                     86,189
                                                                         ---------                  ---------
             Total liabilities and stockholders' equity........          $ 423,008                  $ 340,809
                                                                         =========                  =========

            SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS.

                WARWICK COMMUNITY BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                              For the three months         For the nine months
                                                               ended September 30,          ended September 30,
                                                               1998         1997            1998        1997
                                                            ---------- -------------     ----------- ----------
                                                              (Dollars in thousands, except per share amounts)
Interest Income:
    Interest on mortgage loans........................       $3,334       $2,286         $ 9,091       6,231
    Interest on other loans...........................        1,038          884           3,041       2,693
    Interest and dividends on securities..............        2,821        2,092           8,596       6,760
    Interest on federal funds sold....................           --           26              70          45
    Interest on short-term money market instruments...            8            7              27          17
                                                             ------       ------         -------     -------
         Total interest income........................        7,201        5,295          20,825      15,746
                                                             ------       ------         -------     -------

Interest Expense:
    Time deposits.....................................          869          984           2,682       2,923
    Money market deposits.............................          294          217             712         646
    Savings deposits..................................          668          654           1,931       1,904
    Mortgagors' escrow deposits.......................           35           26              75          64
    Interest on borrowings............................        1,318          463           3,170       1,534
                                                             ------       ------         -------     -------
         Total interest expense.......................        3,184        2,344           8,570       7,071
                                                             ------       ------         -------     -------
          Net interest income.........................        4,017        2,951          12,255       8,675
                                                             ------       ------         -------     -------

Provision for Loan Losses.............................         (125)        (260)           (375)       (394)
                                                             ------       ------         -------     -------

    Net interest income after provision for loan              3,892        2,691          11,880       8,281
         losses.......................................       ------       ------         -------     -------
Other Income (Loss):
    Service and fee income............................          568          527           1,673       1,514
    Securities transactions...........................          217          295             851         369
    Loan transactions.................................           93           15             130          88
    Other income or (loss)............................          166           24             220          44
                                                             ------       ------         -------     -------
         Total other income, net......................        1,044          861           2,874       2,015
                                                             ------       ------         -------     -------
Other Expenses:
    Salaries and employee benefits....................        1,813        1,294           5,134       4,027
    ESOP benefits.....................................          191           --             302          --
    RRP benefits......................................          159           --             159          --
    FDIC insurance....................................            7            7              21          21
    Occupancy.........................................          147          172             525         535
    Data processing...................................          213          158             579         467
    Advertising.......................................          125           34             187         127
    Professional Fees.................................          199           69             595         110
    Other.............................................          845          612           2,125       1,886
                                                             ------       ------         -------     -------
         Total other expenses.........................        3,699        2,346           9,627       7,173
                                                             ------       ------         -------     -------
    Income before provision for income taxes..........        1,237        1,206           5,127       3,123
Provision for Income Taxes............................          503          486           2,103       1,289
                                                             ------       -------        -------     -------
    Net Income........................................       $  734       $  720         $ 3,024     $ 1,834
                                                             ======       ======         =======     =======

Weighted Average:
    Common shares.....................................        5,871          N/A           6,033         N/A
    Dilutive stock options............................           --          N/A              --         N/A
                                                             ------                      -------
                                                              5,871          N/A           6,033         N/A
                                                             ======                      =======
Earnings per Share:
    Basic.............................................       $ 0.12          N/A         $  0.50         N/A
    Diluted...........................................       $ 0.12          N/A         $  0.50         N/A


            SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS.

                                       WARWICK COMMUNITY BANCORP, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
                                                        (UNAUDITED)

                                                                               Unrealized
                                                                               Gain/(Loss)     Unearned      Unearned
                                                  Additional                     on A-F-S        ESOP          RRP
                                       Common      Paid In       Retained      Securities,      Common        Common
                                        Stock      Capital       Earnings          net           Stock         Stock      Total
                                      ---------   ----------   ------------   ------------   -------------   --------     -----
                                                                          (Dollars in thousands)

BALANCE,  December 31,1996                 --         --        $26,384         $   141             --           --      $26,525
Net  Income, January 1, 1997 -             --         --          1,833              --             --           --        1,833
     September 30, 1997
Deferred tax adjustment                    --         --             99              --             --           --           99
Change in unrealized gain or loss on
     securities available-for-sale, net    --         --             --           1,399             --           --        1,399
                                        -----     ------        -------         -------         ------       ------      -------
BALANCE, September 30, 1997                --         --         28,316           1,540             --           --       29,856
                                        -----     ------        -------         -------         ------       ------      -------
BALANCE, December 31, 1997                 66     63,366         27,382           1,634         (6,259)          --       86,189
Net  Income, January 1, 1997 -
September 30, 1998                         --         --          3,024              --             --           --        3,024
Open market purchases of Warwick
     Community Bancorp, Inc. common
      stock by ESOP trustee                --         --             --              --         (1,563)          --       (1,563)
Open market purchases of Warwick
     Community Bancorp, Inc. common
     stock by RRP trustee                  --         --             --              --             --       (4,408)      (4,408)
Cash dividends on common stock ($.04)      --         --           (264)             --             --           --         (264)
Allocation from shares purchased with
1998 contribution                          --         26             --              --            409           --          435
Change in unrealized gain or loss on
     securities available-for-sale, net    --         --             --            (552)            --           --         (552)
                                        -----    -------        -------         -------           ----      -------      -------
BALANCE, September 30, 1998             $  66    $63,392        $30,142         $ 1,082        $(7,413)     $(4,408)     $82,861
                                        -----    -------        -------         -------        -------      -------      -------




            SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS.

                WARWICK COMMUNITY BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    For  the nine months
                                                                                     ended September 30,

                                                                                  1998               1997
                                                                             ---------------    ---------------
                                                                                       (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income.................................................................         $3,024            $1,833
Adjustments to reconcile net income to net cash provided by (used in)
      operating activities:
      Depreciation.........................................................            353               352
      Accretion  of  (discount)/amortization  of premium on  investment
      securities...........................................................         (1,025)              283
      Net (increase)/decrease in accrued interest receivable...............           (215)             (120)
      (Increase)/decrease in mortgage servicing rights and other assets....         (8,749)           (2,088)
      Provision for loan losses............................................            375               394
      Net (gain) or loss on sale of loans..................................           (130)              (88)
      Net (gain) or loss on sale of securities.............................           (851)             (369)
      Increase/(decrease) in accrued interest payable......................            420               (43)
      Increase/(decrease) in accrued expenses and other liabilities........          3,000             3,000
                                                                                   -------           -------
Total reconciliation adjustments...........................................         (6,821)            4,572
                                                                                   -------           -------
      Net cash provided by operating activities............................         (3,797)            6,405

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and calls of securities, H-T-M....................             --                --
Proceeds from maturities and calls of securities, A-F-S....................         26,810             3,100
Purchases of securities, H-T-M.............................................             --                --
Purchases of securities, A-F-S.............................................        (83,080)          (22,167)
Proceeds from sale of trading securities and securities available-for-sale.        (55,692)           36,288
Principal repayments from mortgage-backed securities.......................         19,132             8,384
Purchases of FHLBNY capital stock..........................................         (2,184)             (553)
Net (increase)/decrease in loans...........................................        (53,201)          (30,732)
Purchases of fixed assets, net.............................................         (3,126)           (1,140)
                                                                                   -------           -------
          Net cash used in investing activities............................        (84,256)           (6,820)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits........................................         14,539              (813)
Net increase (decrease) in escrow deposits.................................           (818)             (453)
Net increase (decrease) in borrowed funds..................................         68,385              (835)
Dividends on common stock..................................................           (264)               --
Purchase of ESOP common stock..............................................         (1,563)               --
Purchase of RRP common stock...............................................         (4,408)               --
          Net cash provided by financing activities........................         75,871            (2,101)
          Net increase (decrease) in cash .................................        (12,182)           (2,516)

CASH AT BEGINNING OF PERIOD................................................         22,543            11,769
CASH AT END OF PERIOD......................................................         10,361             9,253
                                                                                   =======           =======
CHANGE IN CASH.............................................................        (12,182)           (2,516)


            SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS.

                         WARWICK COMMUNITY BANCORP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements include the accounts of Warwick Community Bancorp, Inc. ("Company") and its wholly owned subsidiary The Warwick Savings Bank ("Bank"). In July 1998, the Company changed its fiscal year end from May 31st to December 31st, and, accordingly, the accompanying unaudited consolidated financial statements have been prepared based on the Company's new fiscal year end.

     The unaudited consolidated financial statements included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results of operations that may be expected for the entire year ending December 31, 1998. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission.

     These unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report to Shareholders for the fiscal year ended May 31, 1998.

2.   EARNINGS PER SHARE

     On December 23, 1997, the Company completed its initial public offering of 6,606,548 shares of common stock. In connection with the offering, approximately 8% of the shares issued (528,523) were purchased by the Warwick Community Bancorp Inc. Employee Stock Ownership Plan ("ESOP") using the proceeds of a loan from the Company to the ESOP. Through September 30, 1998, 31,016 shares were allocated to participants and 39,639 shares were committed to be released. The remaining 457,868 shares have not yet been released and, under AICPA Statement of Position 93-6, these shares will not be considered outstanding for purposes of calculating per share amounts. Earnings per share are not presented for periods prior to the initial public offering because the Company had no stock outstanding prior to that time. As of September 30, 1998, the Company had no securities that could be converted into common stock, nor did the Company have any contracts that could result in the issuance of common stock. Hence, in accordance with Statement of Financial Accounting Standards No. 128 "Earnings per Share," basic and diluted earnings per share are identical.

     On June 24, 1998, the Stock Option Plan of Warwick Community Bancorp, Inc. ("Option Plan") and the Recognition and Retention Plan of Warwick Community Bancorp, Inc. ("RRP") were approved by the Company's shareholders. The Company has reserved 660,654 shares of common stock for issuance upon exercise of stock options granted under the Option Plan. The trust established for the RRP ("RRP Trust") purchased 264,261 shares of common stock of the Company in open market purchases. As of September 30, 1998, all of the shares of common stock held in the trust had been awarded, but not distributed, to participants. Such shares generally vest and become distributable to participants at a rate of 20% per year beginning on June 24, 1999.

3.   COMPREHENSIVE INCOME

     The Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS No. 130") in 1997. All comparative financial statements provided for earlier periods have been reclassified to reflect application of the provisions of this statement.

     Comprehensive income includes net income and all other changes in equity during a period except those resulting from investments by owners and distributions to owners. Other comprehensive income includes revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income.

     Comprehensive income and accumulated other comprehensive income are reported net of related income taxes. Accumulated other comprehensive income for the Company consists solely of unrealized holding gains or losses on available for sale securities.

     For the nine months ended September 30, 1998 and 1997, comprehensive income consisted of the following:


                                                                       September 30,        September 30,
                                                                           1998                 1997
                                                                     ----------------      ---------------
                                                                            (Dollars in thousands)
Net income...........................................................    $3,024               $1,833
Change in unrealized gain (loss) on securities available for sale....      (552)               1,399
                                                                         ------               ------
Comprehensive income.................................................    $2,472               $3,232
                                                                         ======               ======


     For the three months ended September 30, 1998 and 1997, comprehensive income consisted of the following:



                                                                       September 30,        September 30,
                                                                            1998                1997
                                                                      ---------------       -------------
                                                                              (Dollars in thousands)
Net income..........................................................       $734               $  720
Change in unrealized gain (loss) on securities available for sale....      (325)                 448
                                                                           ----                  ---
Comprehensive income................................................       $409               $1,168
                                                                           ====               ======

4.   LOAN PORTFOLIO COMPOSITION

           The following table sets forth the composition of the Company's loan portfolio in dollar amounts and percentage of the portfolio at the dates indicated.



                                                      At September 30, 1998        At December 31, 1997
                                                   -------------------------     -------------------------
                                                                    Percent                     Percent
                                                      Amount       of Total         Amount      of Total
                                                   ------------  -------------   ------------  -----------
                                                                    (Dollars in thousands)
Mortgage  loans:
----------------
Conventional one- to four-family loans.........     $145,423        61.86%        $114,229         62.91%
Mortgage loans held for sale...................       10,936         4.66            5,334          2.94
VA and FHA loans...............................          266         0.11              555          0.31
Home equity loans..............................       17,275         7.35           15,618          8.60
Residential construction loans.................       16,268         6.92            6,159          3.39
Undisbursed portion of construction loans......       (7,890)       (3.36)          (2,510)        (1.38)
                                                     -------       ------          -------        ------
   Total mortgage loans........................      182,279        77.54          139,385         76.77
                                                     -------       ------          -------        ------

Consumer and other loans:
-------------------------
Commercial loans by type:
   Non-farm and non-residential................       18,238         7.76           13,278          7.31
   One- to four-family residential.............        2,104         0.90            1,128          0.62
   Multi-family................................        3,782         1.61            3,664          2.02
   Farm........................................          999         0.42              411          0.23
   Acquisition, development and construction...        4,810         2.05            2,841          1.56
   Term loans..................................          377         0.16              444          0.24
   Installment  loans..........................        2,264         0.96            2,037          1.13
   Demand loans................................          637         0.27              497          0.27
   Time loans..................................          120         0.05               87          0.05
   SBA loans...................................          337         0.14              533          0.29
   Lines-of-credit.............................        2,514         1.07            2,907          1.60
   Loans and draws disbursed...................           50         0.02              430          0.24
   Non-accrual.................................          118         0.05              211          0.12
                                                     -------       ------          -------        ------
   Total commercial loans......................       36,350        15.46           28,468         15.68
Automobile.....................................       10,468         4.45            8,125          4.47
Student........................................        1,572         0.67            1,194          0.66
Credit card....................................        1,271         0.54            1,402          0.77
Other consumer loans...........................        3,131         1.33            2,995          1.65
                                                     -------       ------          -------        ------
Total consumer Loans                                  16,442         6.99           13,716          7.55
   Total consumer and other loans..............       52,792        22.46           42,184         23.23
                                                     -------       ------          -------        ------
   Total loans.................................      235,071       100.00%         181,569        100.00%
                                                                   ======                         ======
Allowance for loan  losses.....................       (1,673)                       (1,372)
                                                      ------                        ------

   Total loans, net............................     $233,398                      $180,197
                                                    ========                      ========

5.   NON-PERFORMING ASSETS

     The following table sets forth information regarding non-accrual loans, other past due loans and other real estate owned at the dates indicated.


                                                                      September 30,       December 31,
                                                                          1998                1997
                                                                   ------------------- ------------------
                                                                              (Dollars in thousands)
Non-accrual mortgage loans delinquent more
than 90 days.......................................................      $  883             $ 1,165
Non-accrual other loans delinquent more than 90 days...............         156                 246
                                                                         ------             -------
Total non-accrual loans............................................       1,039               1,411
Total 90 days or more delinquent and still accruing................          81                 114
                                                                         ------              -------
Total non-performing loans.........................................      $1,120             $ 1,525
Total foreclosed real estate, net of related allowance for losses..         617                 322
Total non-performing assets........................................      $1,737             $ 1,847
                                                                         ======             =======
Non-performing loans to total loans................................        0.48%               0.85%
Total non-performing assets to total assets........................        0.41%               0.54%

6.   ALLOWANCE FOR LOAN LOSSES

         The following table sets forth the activity in the Company's allowance for loan losses at and for the periods indicated.

                                                     Nine Months Ended       At or For the Year
                                                       September 30,         Ended December 31,
                                              ----------------------------   ------------------
                                                  1998           1997               1997
                                              -------------  -------------   ------------------
                                                               (Dollars in thousands)
ALLOWANCE FOR LOAN LOSSES:
Balance at beginning of period...............    $1,372         $1,184              $1,184
CHARGE-OFFS:
      Real estate mortgage loans.............        25            110                 160
      Commercial loans.......................        51              1                   1
      Consumer loans.........................        26             90                 118
                                                 ------         ------              ------
      Total charge-offs......................       102            201                 279
RECOVERIES:
      Real estate mortgage loans.............         0              0                   1
      Commercial loans.......................        19              0                   0
      Consumer loans.........................         9             10                  12
                                                 ------         ------              ------
      Total recoveries.......................        28             10                  13

Provision for loan losses....................       375            394                 454
                                                 ------         ------              ------
Balance at end of Period.....................    $1,673         $1,387              $1,372
                                                 ======         ======              ======


Ratio of net charge-offs during the period to
average loans outstanding....................      0.04%          0.12%               0.15%
Ratio of allowance for loan losses to total
loans at end of period.......................      0.71%          0.86%               0.76%
Ratio of allowance for loan losses to non-
performing loans.............................    149.38%         93.65%              89.98%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        -----------------------------------------------------------------------

GENERAL

     Warwick Community Bancorp, Inc. ("Company"), headquartered in Warwick, New York, is a bank holding company incorporated in September 1997 under the laws of the State of Delaware and is registered under the Bank Holding Company Act of 1956, as amended. The Company was organized at the direction of The Warwick Savings Bank ("Bank") for the purpose of acquiring all of the common stock of the Bank issued in connection with the conversion of the Bank from mutual to stock form ("Conversion"). On December 23, 1997, the Bank completed its Conversion, and the Company sold 6,414,125 shares of its common stock at a price of $10.00 per share in a subscription offering ("Offering") to certain depositors of the Bank. In connection with the Conversion and Offering, the Company established The Warwick Savings Foundation ("Foundation") and made a charitable contribution of 192,423 shares of the Company's common stock to the Foundation. The net proceeds from the Offering amounted to $61.5 million, and the Company contributed 50% of the net proceeds from the Offering to the Bank in exchange for all of the common stock of the Bank. The remaining net proceeds were retained by the Company and invested primarily in federal funds, government and federal agency mortgage-backed securities, other debt securities and equity securities. Prior to the Offering, the Company had no significant assets, liabilities or operations. Presently, the only significant assets of the Company are the capital stock of the Bank, the note evidencing the loan the Company made to the Warwick Community Bancorp, Inc. Employee Stock Ownership Plan ("ESOP") to allow the ESOP to purchase 8% of the Company's common stock issued in the Offering and the investment of the net proceeds of the Offering retained by the Company.

     In July 1998, the Company changed its fiscal year end from May 31st to December 31st, and, beginning with this filing, the Company will report its results on a calendar year basis. The Company will file a transition report for the transition period between the closing date of its most recent fiscal year (May 31, 1998) and the opening date of its new fiscal year (January 1, 1999) by March 31, 1999.

     While the following discussion of financial condition and results of operations includes the collective results of the Company and the Bank, this discussion reflects primarily the Bank's activities. Unless otherwise disclosed, the information presented herein reflects the financial condition and results of operations of the Company and the Bank on a consolidated basis.

FINANCIAL CONDITION

     For the nine-month period ending September 30, 1998, total assets of the Company increased $82.2 million, or 24.1%, from $340.8 million at December 31, 1997 to $423.0 million at September 30, 1998. This increase in total assets was primarily attributable to a $53.2 million, or 29.5%, increase in total loans, net, which increased from $180.2 million at December 31, 1997 to $233.4 million at September 30, 1998, and a $27.3 million, or 21.4%, increase in total securities, which increased from $127.6 million at December 31, 1997 to $154.8 million at September 30, 1998. These increases resulted from continued growth in the loan portfolio, particularly mortgage loans, and from advances obtained from the Federal Home Loan Bank of New York ("FHLB") and, to a lesser extent, by additional securities sold under repurchase agreements in conjunction with wholesale leverage transactions in the securities portfolio. Bank premises and equipment, net, increased by $2.8 million following the July 1998 opening of the Company's newly constructed full-service branch facility in the town of Wallkill, and due to the upgrading and replacement of much of the Company's electronic data processing hardware and software in connection with the Company's Year 2000 compliance plan.

     Deposits increased $14.5 million, or 6.8%, from $213.5 million at December 31, 1997, to $228.1 million at September 30, 1998. This increase was primarily attributable to an increase in NOW and money market accounts of $15.2 million and an increase in savings deposits of $4.6 million, partially offset by a decline in time deposit accounts of $5.5 million.

     Borrowed funds, comprised primarily of securities sold under repurchase agreements and FHLB advances, increased $68.4 million, from $28.0 million at December 31, 1997 to $96.4 million at September 30, 1998. These increases were primarily used in connection with the aforementioned wholesale leverage transactions which enabled the Company to bolster net interest income.

     Total stockholders' equity decreased by $3.3 million, or 3.9%, from $86.2 million at December 31, 1997 to $82.9 million at September 30, 1998. The decrease was primarily attributable to $4.4 million in open market purchases of the Company's common stock in conjunction with the establishment of the RRP and the remaining $1.6 million in open market purchases of the Company's common stock by the ESOP trustee in January 1998 as a part of the initial funding of the ESOP in connection with the Bank's Conversion and the Company's initial public offering, which was completed on December 23, 1997. The decrease in total stockholders' equity was offset by net income of $3.0 million for the nine months ended September 30, 1998. Also contributing to this decrease was the payment of the Company's inital cash dividend to shareholders of $264 thousand, which was paid on September 30, 1998.


ANALYSIS OF NET INTEREST INCOME

     Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

     AVERAGE BALANCE SHEETS. The following tables set forth certain information regarding the Company's average statements of financial condition and its statements of income for the three and nine months ended September 30, 1998 and 1997 and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs were derived by dividing interest income or expense by the average balance of assets or liabilities, respectively, for the periods shown. The yields include deferred fees and discounts, which are considered yield adjustments. Average balances were computed based on month-end balances. Management believes the use of average monthly balances instead of average daily balances does not have a material effect on the information presented.


                                                                       Three Months Ended September 30,
                                          ---------------------------------------------------------------------------------

                                                        1998                                        1997
                                          --------------------------------------   ---------------------------------------

                                                                       Average                                    Average
                                             Average                   Yield/          Average                     Yield/
                                             Balance    Interest        Cost           Balance      Interest        Cost
                                             -------    --------      --------         -------      --------      -------
                                                                  (Dollars in thousands)
ASSETS:
-------
Interest-earning assets:
      Mortgage loans, net.................  $178,149     $3,334          7.49%        $115,398      $2,286          7.92%
      Consumer and other loans, net.......    48,132      1,038          8.63           37,475         884          9.44
      Mortgage-backed securities..........    86,343      1,545          7.16           67,418       1,274          7.56
      Federal funds sold..................        --         --            --            1,776          26          5.86
      Interest earning accounts at banks..       736          8          4.35              534           7          5.24
      Investment securities...............    81,434      1,276          6.27           49,780         818          6.57
                                            --------      -----                       --------       -----
          Total interest-earning assets...   394,794      7,201          7.30          272,381       5,295          7.78
                                                          -----                                      -----
      Non-interest earning assets.........    24,833                                    16,325
                                            --------                                  --------
                 Total assets.............  $419,627                                  $288,706
                                            ========                                  ========


LIABILITIES AND RETAINED EARNINGS:
----------------------------------
Interest-bearing liabilities:
      Passbook accounts...................   $81,396       $597          2.93%         $79,535        $593          2.98%
      Escrow deposits.....................     2,625         35          5.33            1,822          26          5.71
      NOW accounts .......................    17,661         71          1.61           14,909          61          1.64
      Money market accounts...............    31,368        294          3.75           26,153         217          3.32
      Certificate accounts................    70,092        869          4.96           75,599         984          5.21
                                             -------      -----                        -------       -----
      Total deposits......................   203,142      1,866          3.67          198,018       1,881          3.80
      Borrowed funds......................    94,061      1,318          5.60           30,262         463          6.12
                                             -------      -----                        -------       -----
              Total interest-bearing
              liabilities.................   297,203      3,184          4.29          228,280       2,344          4.11
                                                          -----                                      -----
Non-interest bearing liabilities..........    37,256                                    30,783
                                             -------                                   -------
              Total liabilities...........   334,459                                   259,063
Retained earnings.........................    85,168                                    29,643
                                             -------                                   -------
              Total liabilities and
              retained earnings...........  $419,627                                  $288,706
                                            ========                                  ========
Net interest income/interest rate spread..               $4,017          3.01%                      $2,951          3.67%
                                                         ======          ====                       ======          ====

Net interest-earning assets/net
   interest margin........................  $ 97,591                     4.07%         $44,101                      4.33%

Ratio of interest-earning assets to
  interest-bearing liabilities............                             132.84%                                    119.32%
                                                                       ======                                     ======

                                                                       Nine Months Ended September 30,
                                          ---------------------------------------------------------------------------------

                                                        1998                                        1997
                                          --------------------------------------   ---------------------------------------

                                                                       Average                                    Average
                                               Average                  Yield/          Average                    Yield/
                                               Balance     Interest      Cost           Balance      Interest      Cost
                                               -------     --------    --------         -------      --------     -------
                                                                  (Dollars in thousands)
ASSETS:
------
Interest-earning assets:
        Mortgage loans, net.................. $161,030       $9,091       7.53%        $104,005       $6,231        7.99%
        Consumer and other loans, net........   44,789        3,041       9.05           38,149        2,693        9.41
        Mortgage-backed securities...........   85,914        4,649       7.21           75,459        4,191        7.41
        Federal funds sold...................    1,930           70       4.84            1,110           45        5.41
        Interest earning accounts at banks...      599           27       6.01              467           17        4.85
        Investment securities................   75,002        3,947       7.02           52,320        2,569        6.55
                                              --------       ------                    --------       ------
         Total interest-earning assets.......  369,264       20,825       7.52          271,510       15,746        7.73
                                                             ------                                   ------
        Non-interest earning assets..........   23,071                                   16,601
                                              --------                                 --------
         Total assets........................ $392,335                                 $288,111
                                              ========                                 ========

LIABILITIES AND RETAINED EARNINGS:
----------------------------------
Interest-bearing liabilities:
        Passbook accounts.................... $ 79,082       $1,731       2.92%         $78,291       $1,734        2.95%
        Escrow deposits......................    1,937           75       5.16            1,266           64        6.74
        NOW accounts ........................   16,797          200       1.59           14,274          170        1.59
        Money market accounts................   27,552          712       3.45           26,321          646        3.27
        Certificate accounts.................   71,717        2,682       4.99           76,706        2,923        5.08
                                               -------        -----                     -------        -----
        Total deposits.......................  197,085        5,400       3.65          196,858        5,537        3.75
        Borrowed funds.......................   74,395        3,170       5.68           33,675        1,534        6.07
                                               -------        -----                     -------        -----
        Total interest-bearing liabilities...  271,480        8,570       4.21          230,533        7,071        4.09
                                                              -----                                    -----
Non-interest bearing liabilities.............   35,622                                   29,267
                                               -------                                   ------
        Total liabilities....................  307,102                                  259,800
Retained earnings............................   85,233                                   28,311
                                               -------
        Total liabilities  and
             retained earnings............... $392,335                                 $288,111
                                              ========                                 ========
Net interest income/interest rate
   spread....................................               $12,255       3.31%                       $8,675        3.64%
                                                            =======       ====                        ======        ====
Net interest-earning assets/net
   interest margin........................... $ 97,784                    4.43%         $40,977                     4.26%
                                              ========                    ====          =======                     ====
Ratio of interest-earning assets to
   interest-bearing liabilities..............                           136.02%                                   117.77%
                                                                        ======                                    ======

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


                                          Three Months Ended September 30, 1998    Nine Months Ended September 30, 1998
                                                       Compared to                              Compared to
                                          Three Months Ended September 30, 1997    Nine Months Ended September 30, 1997
                                       -----------------------------------------   -------------------------------------
                                         Increase (Decrease) in Net                Increase (Decrease) in Net
                                           Interest Income Due to                  Interest Income Due to
                                       ----------------------------                -----------------------------

                                           Volume         Rate           Net        Volume         Rate        Net
                                       ------------    ---------      ---------    ---------    ----------  -----------
                                                                           (In thousands)
INTEREST-EARNING ASSETS:
------------------------
Mortgage loans, net..................     $1,243         $(121)        $1,536       $3,416        $(556)     $2,860
Consumer and other loans, net........        251          (125)           118          469         (121)        348
Mortgage-backed securities...........        358           (30)            39          581         (123)        458
Federal funds sold...................        (26)           --            (26)          33           (8)         25
Interest earning accounts at banks...          3            (2)             1            5            5          10
Investment securities................        520           (62)           458        1,114          265       1,378
                                           -----          ----          -----        -----         ----       -----
          Total......................      2,349          (443)         1,906        5,617         (538)      5,079
                                           =====          =====         =====        =====         =====      =====

INTEREST-BEARING LIABILITIES:
-----------------------------
Passbook accounts....................         14           (10)             4           18          (21)         (3)
Escrow accounts......................         11            (2)             9           34          (23)         11
NOW accounts.........................         11            (1)            10           30           --          30
Money market accounts................         43            34             77           30           36          66
Certificates of deposit..............        (72)          (43)          (115)        (190)         (51)       (241)
Borrowed funds.......................        976          (121)           855        1,855         (219)      1,636
                                           -----          ----          -----        -----         ----       -----
          Total......................        984          (144)           840        1,777         (278)      1,499
                                           -----          ----          -----        -----         ----       -----

Net change in net interest income....     $1,365         $(299)        $1,066       $3,841        $(261)     $3,580
                                           =====         =====         ======       ======        ======     ======


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

     GENERAL. For the three months ended September 30, 1998 the Company recognized net income of $734 thousand, or $0.12 per share, as compared to net income of $720 thousand for the three months ended September 30, 1997. The increase in net income was attributable to the 36.1% increase in net interest income partially offset by the 57.7% increase in other expenses. Earnings per share results are not available for the three-month period ended September 30, 1997 as the Company did not complete its initial public offering until December 1997.

     INTEREST INCOME. Interest income amounted to $7.2 million for the three months ended September 30, 1998, as compared to $5.3 million for the three months ended September 30, 1997. This increase of $1.9 million, or 36.0%, was primarily the result of the increase of $1.0 million in interest earned on the

Company's mortgage loan portfolio and the increase of $729 thousand in the amount of interest and dividends earned on securities, as compared to the respective totals earned over the three-month period ended September 30, 1997.

     Although the average yield of the institution's mortgage loan portfolio over the three months ended September 30, 1998 decreased from 7.92% to 7.49%, as compared to the average yield realized over the three-month period ended September 30, 1997, mortgage loan interest income increased because of the $62.8 million growth, or 54.4%, from $115.4 million to $178.1 million, in average mortgage loan balances over the same time periods. The growth experienced resulted from strong loan demand as home purchasers and existing homeowners capitalized on the opportunities afforded by lower mortgage loan interest rates.

     The average balances of investment securities, including mortgage-backed securities, at the end of the three-month period ended September 30, 1998 was $167.8 million, as compared to $117.2 million at the end of the three-month period ended September 30, 1997, and the increase resulted largely from the Bank's utilization of additional wholesale leverage transactions in order to enhance earnings.

     INTEREST EXPENSE. Interest expense over the three-month period ended September 30, 1998 on total interest bearing deposits and borrowed funds increased by $840 thousand when compared to the same three-month period one year earlier. Over the same periods, the average balances of the institution's total interest bearing liabilities increased by $68.9 million, or 30.2%, from $228.3 million to $297.2 million. The average balances of the institution's borrowed funds increased by $63.8 million, or 210.8%, for the three-month periods ended September 30, 1998 and 1997. The increase in interest expense was primarily the result of additional interest paid on borrowing associated with the wholesale leveraging transactions that occurred during the year.

     NET INTEREST INCOME. Net interest income for the three months ended September 30, 1998 increased $1.1 million, or 36.1%, to $4.0 million compared to the three months ended September 30, 1997. The interest rate spread dropped to 3.01% from 3.67%, and the net interest margin decreased to 4.07% from 4.33%, respectively, for the three months ended September 30, 1998 compared to the three-month period ended September 30, 1997. This reflects the continuation of the lower interest rate environment that has been experienced during 1998.

     PROVISION FOR LOAN LOSSES. The provision for loan losses for the three months ended September 30, 1998 was $125 thousand, as compared to $260 thousand for the three-month period ended September 30, 1997. This decrease resulted from management's assessment of the loan portfolio, the level of the Bank's allowance for loan losses and its assessment of the local economy and market conditions.

     OTHER INCOME. Other income, net, for the three months ended September 30, 1998 totaled $1.0 million as compared to $861 thousand for the three months ended September 30, 1997. This increase was primarily attributable to a $142 thousand increase in other income, the $78 thousand increase in income from loan sales and the $41 thousand increase in service fee income, mitigated by a $78 thousand decrease in income derived from securities sales.

     OTHER EXPENSES. Total other expenses increased by $1.4 million for the three month period ended September 30, 1998 as compared to September 30, 1997. Accounting for much of the increase in other expenses is salaries and employee benefits which grew $519 thousand for the three months ended September 30, 1998. This is primarily the result, in part, to additions to staff necessary to attract and service a growing number of loan account and deposit account customers. In addition, professional fees increased by $130 thousand for the three months ended September 30, 1998, as compared to the same period in 1997 as a result of the ongoing consultation and audit activities in connection with the Company's new legal structure following its initial public offering and the Bank's conversion from mutual to stock form near the end of December 1997.

     PROVISION FOR INCOME TAXES. The increase in the provision for income taxes for the three-month period ended September 30, 1998 as compared to the same period ended September 30, 1997 was primarily attributable to the increase of 2.6% in pretax income.


COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

     GENERAL. Net income for the nine months ended September 30, 1998 totaled $3.0 million, or $.50 per share as compared to $1.8 million for the nine months ended September 30, 1997. The increase of $1.2 million was primarily attributable to the increase of $3.6 million, or 41.3%, in the Company's net interest income and greater profits on sales of mortgage-backed securities, which was partially offset by the increase of $2.5 million, or 34.2%, in other expenses. Earnings per share results are not available for the nine-month period ended September 30, 1997 as the Company did not complete its initial public offering until December 1997.

     INTEREST INCOME. Interest income for the nine-month period ended September 30, 1998 amounted to $20.8 million, which represented an increase of $5.1 million, or 32.3%, over the $15.7 million earned over the nine months ended September 30, 1997. The increase was primarily attributable to a $2.9 million increase, or 45.9%, in the amount of interest earned on the Company's mortgage portfolio and the $1.8 million increase, or 27.2%, in interest and dividends earned on the securities portfolio.

     The decrease in the average yield on interest-earning assets to 7.52% for the nine months ended September 30, 1998, as compared to 7.73% for the nine-month period ended September 30, 1997, is primarily attributable to the lower interest rate environment that is currently being experienced.

     INTEREST EXPENSE. Interest expense over the nine-month period ended September 30, 1998 was $8.6 million compared to $7.1 million for the comparable nine-month period ended September 30, 1997. Comparing the nine-month period ended September 30, 1998 to the nine-month period ended September 30, 1997, interest expense increased by $1.6 million, $66 thousand, $27 thousand and $11 thousand, respectively, for borrowed funds, money market accounts, savings deposits and escrow deposits, while it decreased $241 thousand for time deposits. Those shifts resulted primarily from increases in the average balances of deposit accounts, excluding time deposits, coupled with increases in escrow balances generally required in conjunction with the Company's increased mortgage loan balances, and from additional wholesale leverage transactions entered into over the past nine months.

     NET INTEREST INCOME. Net interest income for the nine months ended September 30, 1998 increased $3.6 million or 41.3%, to $12.3 million compared to the nine months ended September 30, 1997. The interest rate spread decreased to 3.31% from 3.64%, and the net interest margin increased to 4.43% from 4.26%, respectively, for the nine months ended September 30, 1998 compared to the nine-month period ended September 30, 1997.

     PROVISION FOR LOAN LOSSES. The provision for loan losses for the nine months ended September 30, 1998 was $375 thousand, as compared to $394 thousand for the nine-month period ended September 30, 1997. This decrease resulted from management's assessment of the loan portfolio, the level of the Bank's allowance for loan losses and its assessment of the local economy and market conditions.

     OTHER INCOME. Other income, net, for the nine months ended September 30, 1998 increased by $859 thousand, or 42.6%, to $2.9 million from $2.0 million for the nine months ended September 30, 1997. This increase is primarily attributable to increased gains on sales of mortgage-backed securities emanating from the Company's mortgage banking operations. Total service and fee income increased 10.5% to $1.7 million for the nine months ended September 30, 1998, due to service charges and other fees reflecting increased loan and loan servicing activities.

     OTHER EXPENSES. Total other expenses increased $2.5 million for the nine-month period ended September 30, 1998 as compared to September 30, 1997. Accounting for much of the increase in other expenses is salaries and employee benefits which grew $1.1 million for the nine months ended September 30, 1998. This is primarily the result, in part, to additions to staff necessary to attract and service a growing number of loan account and deposit account customers. In addition, professional fees increased by $485 thousand for the nine months ended September 30, 1998, as compared to the same period in 1997 as a result of the ongoing consultation and audit activities in connection with the Company's new legal structure following its initial public offering and the Bank's conversion from mutual to stock form near the end of December 1997.

     PROVISION FOR INCOME TAXES. The decrease in the provision for income taxes for the nine- month period ended September 30, 1998 as compared to the same period ended September 30, 1997 was primarily attributable to the 64.2 % increase in pretax income.


LIQUIDITY AND CAPITAL RESOURCES

     Liquidity is managed from a composite of customer deposits, from cash and short-term interest-earning assets, from mortgage loans held for sale, from the investment securities portfolio held available for sale and from the Company's ability to borrow from the FHLB. At September 30, 1998 management had utilized $25.3 million in repurchase agreements and $71.1 million in FHLB advances to augment the Company's earnings, and intends to enter into additional transactions in order to leverage the Company's capital base further.

     At September 30, 1998, the Company's total approved loan origination commitments outstanding totaled $46.5 million. At the same time, the unadvanced portion of residential construction loans totaled $16.6 million. Certificates of deposit scheduled to mature in one year or less at September 30, 1998 totaled $63.9 million. Based on historical experience, management believes that a significant portion of such deposits will remain with the Bank.

     At September 30, 1998, the Company had cash and due from banks of $10.4 million and securities available for sale of $147.3 million. Management believes these amounts, together with the Company's borrowing capabilities, to be more than adequate to meet its short-term cash needs.


REGULATORY CAPITAL POSITION

     The Bank is subject to minimum regulatory requirements imposed by the Federal Deposit Insurance Corporation ("FDIC") which vary according to the institution's capital level and the composition of its assets. An insured institution is required to maintain core capital of not less than 3.0% of total assets plus an additional amount of at least 100 to 200 basis points ("leverage capital ratio"). An insured institution must also maintain a ratio of total capital to risk-based assets of 8.0%. Although the minimum leverage capital ratio is 3.0%, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") stipulates that an institution with less than a 4.0% leverage capital ratio is deemed to be an "undercapitalized" institution and results in the imposition of regulatory restrictions.

     At September 30, 1998, the Company exceeded the minimum regulatory capital requirements imposed by the Federal Reserve Board, which are substantially similar to the requirements of the FDIC, with a Tier 1 capital level of $81.6 million, or 19.46% of average assets, which is well above the required level of $16.8 million, or 4%, of average assets. The Company's ratio of Tier 1 capital to risk weighted assets of 39.28% at September 30, 1998 is also well above the required level of 4%. The Company's ratio of total capital to risk weighted assets is 40.09%, which is well above the required level of 8%. In addition, the Bank's capital ratios qualify it to be "well capitalized" under the FDICIA. The following table shows the Bank's regulatory capital positions and ratios at September 30, 1998.

                                    Actual Capital        Required Capital         Excess Capital

                                  Amount     Percent     Amount    Percent        Amount    Percent
                                  ------     -------     ------    -------        ------    -------
Total Capital..................
     (to risk weighted assets)   $51,904     25.58%      $16,233    8.00%        $35,671     17.58%
Tier 1 Capital.................
     (to risk weighted assets)    50,231     24.75%        8,117    4.00%        42,114      20.75%
Tier 1 Capital.................
     (to average assets)          50,231     12.21%       16,456    4.00%        33,775       8.21%

OTHER MATTERS

         YEAR 2000 COMPLIANCE. The Year 2000 issue is the result of the inability of certain computer systems to recognize the year 2000. Many existing computer programs and systems were initially programmed with six digit dates that provided only two digits to identify the calendar year in the date field without considering the upcoming change in the century. As a result, such programs and systems may recognize a date using "00" as the year 1900 instead of the year 2000, which could result in system failures or miscalculations. Like most financial service providers, the Company and its operations may be significantly affected by the Year 2000 issue due to the nature of financial information. Software, hardware and equipment both within and outside the Company's direct control and with whom the Company electronically or operationally interfaces (i.e., third party vendors providing data processing, information system management, maintenance of computer systems and credit bureau information) are likely to be affected. Furthermore, if computer systems are not adequately changed to identify the year 2000, many computer applications could fail or create erroneous results. As a result, many calculations which rely upon the date field information, such as interest, payment or due dates and other operating functions, may generate results which could be significantly misstated, and the Company could experience a temporary inability to process transactions, send invoices or engage in similar normal business activities. In addition, under certain circumstances, failure to adequately address the Year 2000 issue could adversely affect the viability of the Company's suppliers and creditors and the creditworthiness of its borrowers. Thus, if not adequately addressed, the Year 2000 issue could result in a material adverse impact upon the Company's products, services and competitive condition and, therefore, its results of operations, and could be deemed to imperil the safety and soundness of the Bank.

         The FDIC, the Bank's primary federal regulator, along with the other federal bank regulatory agencies, has published substantive guidance on the Year 2000 issue and has included Year 2000 compliance as a substantive area of examination. These publications, in addition to providing guidance as to examination criteria, have outlined requirements for the creation and implementation of a compliance plan and target dates for testing and implementation of corrective action. As a result of the oversight by and authority vested in the federal bank regulatory agencies, a financial institution that does not become Year 2000 compliant could be subject to administrative remedies similar to those imposed on financial institutions otherwise found not to be operating in a safe and sound manner, including remedies available under prompt corrective action regulations.

         The Company has developed and is implementing a plan (the "Plan") to address the Year 2000 issue and its effects on the Company. The Plan includes five components which address issues involving awareness, assessment, renovation, validation and implementation. The Company has completed the awareness and assessment phases of the Plan. During the awareness and assessment phases of the Plan, the Company inventoried all material information systems and reviewed them for Year 2000 compliance. This review included both internal systems and those of third party vendors. The Company is now actively involved in the renovation, validation and implementation phases of the Plan. Under regulatory guidelines issued by the federal banking regulators, the Bank and the Company must substantially complete testing of core mission critical internal systems by December 31, 1998, with testing of both internally and externally supplied systems complete, and all renovation substantially complete, by June 30, 1999. In accordance with those guidelines, the Company completed testing of its mission critical systems prior to September 1, 1998 and its customer systems by September 30, 1998. The Company expects to meet the deadlines noted above.

         As part of the Plan, the Company has had formal communications with all of its significant suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remedy their own Year 2000 issue and has been following the progress of those vendors with their Year 2000 compliance status. The Company presently believes that, with modifications to existing software and conversions to new software and hardware where necessary, the Year 2000 issue will be mitigated without causing a material adverse impact on the operations of the Company or the Bank. At this time, the

Company anticipates most of its hardware and software to become Year 2000 compliant, tested and operational within the FDIC's suggested time frame. However, if such modifications and conversions are not made, or are not timely completed, the Year 2000 issue could have an impact on the operations of the Company or the Bank.

         Despite its best efforts to ensure Year 2000 compliance, it is possible that one or more of the Company's internal or external systems may fail to operate. At this time, while the Company expects to become Year 2000 compliant, the probability of such likelihood cannot be determined. In the event that system failures related to the Year 2000 issue occur, the Company has developed contingency plans, which involve, among other actions, utilization of an alternate service provider or alternate products available through the current vendor.

         The Company has reviewed its customer base to determine whether they pose significant Year 2000 risks. The Company's customer base consists primarily of individuals who utilize the Company's services for personal, household or consumer uses. Individually, such customers are not likely to pose significant year 2000 risks directly. It is not possible at this time to gauge the indirect risks which could be faced if the employers of such customers encounter unresolved Year 2000 issues.

         Monitoring and managing the Year 2000 issue will result in additional direct and indirect costs to the Company. Direct costs include potential charges by third party software vendors for product enhancements, costs involved in testing software products for Year 2000 compliance and any resulting costs for developing and implementing contingency plans for critical software products that are not enhanced. Indirect costs will principally consist of time devoted by existing employees in monitoring software vendor progress, testing enhanced software products and implementing any necessary contingency plans. The Company estimates that total costs related to the Year 2000 issue will not exceed $165,000. Both direct and indirect costs of addressing the Year 2000 issue will be charged to earnings as incurred. To date, over 44% of the total estimated costs associated with the Year 2000 have already been expensed.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Quantitative and qualitative disclosure about market risk is presented at May 31, 1998 in Exhibit 13.1 to the Company's Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on August 31, 1998. There have been no material changes in the Company's market risk at September 30, 1998 as compared to May 31, 1998.



PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         -----------------

         Not applicable.

ITEM 2.  CHANGES IN SECURITIES
         ---------------------

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         -------------------------------

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         At the Company's Annual Meeting of Shareholders held on September 22, 1998, the following matters were voted upon, with the results of the voting on such matters indicated:

1. Election of the following persons to serve a three-year term as directors of the Company:

                                              FOR               WITHHELD

                  Timothy A. Dempsey          6,121,405         64,694
                  Fred M. Knipp               6,122,305         63,794
                  Henry L. Nielsen, Jr.       6,119,037         67,062

2. Ratification of the appointment of the firm of Arthur Andersen LLP as independent auditors for the Company for the period beginning June 1, 1998 and ending December 31, 1998:

                  For:           6,142,082
                  Against           11,400
                  Abstain:          32,617

                  Broker non-votes: none

         At the Company's Special Meeting of Shareholders held on June 24, 1998, the following matters were voted upon, with the results of the voting on such matters indicated:

1.       Approval of the Stock Option Plan of Warwick Community Bancorp, Inc.:

                  For:            3,565,054
                  Against           535,084
                  Abstain:          104,278
                  Broker non-votes: 33,090

2. Approval of the Recognition and Retention Plan of Warwick Community Bancorp, Inc.:

                  For:            3,581,693
                  Against           553,024
                  Abstain:          102,789
                  Broker non-votes: none


ITEM 5.     OTHER INFORMATION
            ------------------

            Not applicable.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
            --------------------------------

            (a)   EXHIBITS
                  --------

            27. Financial Data Schedule (submitted only with filing in electronic format)

            (b)   REPORTS ON FORM 8-K
                  -------------------

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




                                        WARWICK COMMUNITY BANCORP, INC.
                                        (Registrant)



Date: November 16, 1998                 By:  /s/ Ronald J. Gentile
                                             ---------------------------------
                                             Ronald J. Gentile
                                             Executive Vice President and
                                                  Chief Operating Officer






Date: November 16, 1998                 By:  /s/ Arthur W. Budich
                                             ---------------------------------
                                             Arthur W. Budich
                                             Senior Vice President and
                                                  Chief Financial Officer

                                  EXHIBIT INDEX

27.  Financial Data Schedule (submitted only with filing in electronic format)