Form 10-Q/A
period 1998-09-30
WARWICK COMMUNITY BANCORP INC
filed 1999-01-12
CIK 1046209

As filed with the Securities and Exchange Commission on January 11, 1999

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

|X| AMENDMENT TO QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1998

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________________ to ______________

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

                           Yes   X                            No
                                ---                              ----

         As of November 6, 1998, there were 6,606,548 shares of the registrant's common stock outstanding.

         The Registrant hereby amends the items, financial statements, exhibits or other portions of its Quarterly Report on Form 10-Q for the period ended September 30, 1998, which was filed with the Commission on November 16, 1998, as set forth below:


                                   FORM 10-Q/A
                         WARWICK COMMUNITY BANCORP, INC.
                                      INDEX

                                                                           Page
Part I -- FINANCIAL INFORMATION                                           Number
-------------------------------                                           ------

Item 1.  Financial Statements -- Unaudited

         Consolidated Statements of Financial Condition at
          September 30, 1998 and December 31, 1997                          3

         Consolidated Statements of Income for the three and nine
          months ended September 30, 1998 and 1997                          4

         Consolidated Statement of Changes in Equity for
          the nine months ended September 30, 1998                          5

         Consolidated Statements of Cash Flows for the nine
          months ended September 30, 1998 and 1997                          6

         Notes to Unaudited Consolidated Financial Statements               7-11


Signature Page                                                              12

================================================================================
Statements contained in this Form 10-Q which are not historical facts are forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those projected. Such risks and uncertainties include, but are not limited to, general economic conditions, changes in interest rates, deposit flows, loan demand, real estate values and competition; changes in accounting principles, policies or guidelines; changes in legislation or regulation; other economic, competitive, governmental, regulatory or technological factors affecting the Company's operations, pricing, products and services; and other risks detailed in documents filed by the Company with the Securities and Exchange Commission from time to time.
================================================================================

PART I --  FINANCIAL INFORMATION
---------  ---------------------

ITEM 1.                    FINANCIAL STATEMENTS -- UNAUDITED
                           ---------------------------------

                                 WARWICK COMMUNITY BANCORP, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                    (UNAUDITED)


                                                                    September 30, 1998          December 31, 1997
                                                                   ---------------------      ---------------------
                                                                                (Dollars in thousands)
                            ASSETS

    Cash on hand and in banks..................................           $  10,361                 $  12,843
    Federal funds sold.........................................                  --                     9,700
    Securities:
           Available-for-sale, at fair value...................             147,269                   122,175
           Held-to-maturity, at amortized cost (fair value of
           $7,550 at September 30, 1998 and $5,327 at
           December 31, 1997)..................................               7,553                     5,388
                                                                          ---------                 ---------
             Total securities..................................             154,822                   127,563
                                                                          ---------                 ---------
    Mortgage loans, net........................................             182,279                   139,385
    Commercial loans...........................................              36,350                    28,468
    Consumer loans.............................................              16,442                    13,716
                                                                          ---------                 ---------
             Total loans.......................................             235,071                   181,569
    Allowance for loan losses..................................              (1,673)                   (1,372)
                                                                          ---------                 ---------
             Total loans, net..................................             233,398                   180,197
                                                                          ---------                 ---------
    Accrued interest receivable................................               2,376                     2,161
    Federal Home Loan Bank stock...............................               3,915                     1,731
    Bank premises & equipment, net.............................               5,973                     3,200
    Other assets...............................................              12,163                     3,414
                                                                          ---------                 ---------
             Total  assets.....................................           $ 423,008                 $ 340,809
                                                                          =========                 =========

             LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Deposits:
    NOW and money market.......................................           $  55,010                 $  39,784
    Savings....................................................              79,734                    75,146
    Certificates of deposit....................................              70,010                    75,520
    Non-interest bearing checking..............................              23,299                    23,064
                                                                          ---------                 ---------
             Total depositor accounts..........................             228,053                   213,514
    Mortgage escrow funds......................................                 711                     1,529
    Accrued interest payable...................................                 613                       208
    Securities sold under agreements to repurchase.............              25,310                    22,755
    FHLB advances..............................................              71,080                     5,250
    Other liabilities..........................................              14,380                    11,364
                                                                          ---------                 ---------
             Total liabilities.................................             340,147                   254,620
                                                                          ---------                 ---------

                       STOCKHOLDERS' EQUITY

    Preferred stock, $.01 par value; 5,000,000 authorized;
           none issued.........................................                  --                        --
    Common stock, $.01 par value; 15,000,000 shares
           authorized; 6,606,548 shares issued and outstanding
           as of September 30, 1998............................                  66                        66
    Additional paid-in capital.................................              63,392                    63,366
    Retained earnings..........................................              30,142                    27,382
    Net unrealized gain (loss) on securities, net of taxes.....               1,082                     1,634

    Unearned ESOP common stock.................................              (7,413)                   (6,259)

    Unearned RRP common stock..................................              (4,408)                       --
                                                                          ---------                 ---------
             Total stockholders' equity........................              82,861                    86,189
                                                                          ---------                 ---------
             Total liabilities and stockholders' equity........           $ 423,008                 $ 340,809
                                                                          =========                 =========

            SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS.

                                 WARWICK COMMUNITY BANCORP, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF INCOME
                                                    (UNAUDITED)

                                                          For the three months      For the nine months
                                                           ended September 30,       ended September 30,

                                                            1998        1997         1998        1997
                                                            ----        ----         ----        ----
                                                         (Dollars in thousands, except per share amounts)
Interest Income:
    Interest on mortgage loans..........................   $3,334      $2,286      $ 9,091     $ 6,231
    Interest on other loans.............................    1,038         884        3,041       2,693
    Interest and dividends on securities................    2,821       2,092        8,596       6,760
    Interest on federal funds sold......................    -----          26           70          45
    Interest on short-term money market instruments.....        8           7           27          17
                                                            -----       -----       ------      ------
         Total interest income..........................    7,201       5,295       20,825      15,746
                                                            ---------   -----       ------      ------

Interest Expense:
    Time deposits.......................................      869         984        2,682       2,923
    Money market deposits...............................      294         217          712         646
    Savings deposits....................................      668         654        1,931       1,904
    Mortgagors' escrow deposits.........................       35          26           75          64
    Interest on borrowings..............................    1,318         463        3,170       1,534
                                                            -----       -----       ------      ------
         Total interest expense.........................    3,184       2,344        8,570       7,071
                                                            -----       -----       ------      ------
          Net interest income...........................    4,017       2,951       12,255       8,675
                                                            -----       -----       ------      ------

Provision for Loan Losses...............................     (125)       (260)        (375)       (394)
                                                            -----       -----       ------      ------
    Net interest income after provision for loan losses.    3,892       2,691       11,880       8,281
                                                            -----       -----       ------      ------
Other Income (Loss):
    Service and fee income..............................      568         527        1,673       1,514
    Securities transactions.............................      217         295          851         369
    Loan transactions...................................       93          15          130          88
    Other income or (loss)..............................      166          24          220          44
                                                            -----       -----       ------      ------
         Total other income, net........................    1,044         861        2,874       2,015
                                                            -----       -----       ------      ------
Other Expenses:
    Salaries and employee benefits......................    1,813       1,294        5,134       4,027
    ESOP benefits.......................................      191          --          302          --
    RRP benefits........................................      159          --          159          --
    FDIC insurance......................................        7           7           21          21
    Occupancy...........................................      147         172          525         535
    Data processing.....................................      213         158          579         467
    Advertising.........................................      125          34          187         127
    Professional Fees...................................      199          69          595         110
    Other...............................................      845         612        2,125       1,886
                                                            -----       -----       ------      ------
         Total other expenses...........................    3,699       2,346        9,627       7,173
                                                            -----       -----       ------      ------
    Income before provision for income taxes............    1,237       1,206        5,127       3,123
Provision for Income Taxes..............................      503         486        2,103       1,289
                                                            -----       -----       ------      ------
    Net Income..........................................   $  734      $  720      $ 3,024     $ 1,834
                                                            =====       =====       ======      ======

Weighted Average:
    Common shares.......................................    5,871         N/A        6,033        N/A
    Dilutive stock options..............................       --         N/A           --        N/A
                                                            -----                   ------
                                                            5,871         N/A        6,033        N/A
                                                            =====                   ======
Earnings per Share:
    Basic...............................................   $ 0.12         N/A      $  0.50        N/A
    Diluted.............................................   $ 0.12         N/A      $  0.50        N/A

            SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS.

                                          WARWICK COMMUNITY BANCORP, INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
                                                            (UNAUDITED)

                                                                               Unrealized
                                                                              Gain/(Loss)      Unearned       Unearned
                                                  Additional                    on A-F-S         ESOP            RRP
                                       Common      Paid In       Retained     Securities,       Common         Common
                                        Stock      Capital       Earnings         net            Stock          Stock      Total
                                      ---------   ----------   ------------   ------------   -------------   ----------  ----------
                                                                          (Dollars in thousands)

BALANCE,  December 31,1996                 --            --       $26,384        $  141              --             --     $26,525
Net Income, January 1, 1997 -
  September 30, 1997                       --            --         1,833            --              --             --       1,833
Deferred tax adjustment                    --            --            99            --              --             --          99
Change in unrealized gain or loss on
  securities available-for-sale, net       --            --            --         1,399              --             --       1,399
                                        -----       -------       -------        ------        --------        -------    --------
BALANCE, September 30, 1997                --            --        28,316         1,540              --             --      29,856
                                        -----       -------       -------        ------        --------        -------    --------

BALANCE, December 31, 1997                 66        63,366        27,382         1,634          (6,259)            --      86,189
Net Income, January 1, 1997 -
September 30, 1998                         --            --         3,024            --              --             --       3,024
Open market purchases of Warwick
  Community Bancorp, Inc. common
   stock by ESOP trustee                   --            --            --            --          (1,563)            --      (1,563)
Open market purchases of Warwick
  Community Bancorp, Inc. common
  stock by RRP trustee                     --            --            --            --              --         (4,408)     (4,408)
Cash dividends on common stock ($.04)      --            --          (264)           --              --             --        (264)
Allocation from shares purchased with
  1998 contribution                        --            26            --            --             409             --         435
Change in unrealized gain or loss on
  securities available-for-sale, net       --            --            --          (552)             --             --        (552)
                                        -----       -------       -------        ------        --------        -------    --------
BALANCE, September 30, 1998             $  66       $63,392       $30,142        $1,082        $ (7,413)       $(4,408)   $ 82,861
                                        -----       -------       -------        ------        --------        -------    --------


            SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS.

                WARWICK COMMUNITY BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                   For  the nine months
                                                                                    ended September 30,

                                                                                    1998          1997
                                                                                  ---------     ---------
                                                                                       (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income.......................................................................   $3,024       $1,833
Adjustments to reconcile net income to net cash provided by (used in)
  operating activities:
  Depreciation...................................................................      353          352
  Accretion of (discount)/amortization of premium on  investment securities......   (1,025)         283
  Net (increase)/decrease in accrued interest receivable.........................     (215)        (120)
  (Increase)/decrease in mortgage servicing rights and other assets                 (8,749)      (2,088)
  Provision for loan losses......................................................      375          394
  Net (gain) or loss on sale of loans............................................     (130)         (88)
  Net (gain) or loss on sale of securities.......................................     (851)        (369)
  Increase/(decrease) in accrued interest payable................................      405          (43)
  Increase/(decrease) in accrued expenses and other liabilities..................    3,016        3,000
                                                                                     -----        -----
Total reconciliation adjustments.................................................   (6,821)       4,572
                                                                                    ------        -----
          Net cash provided by operating activities..............................   (3,797)       6,405

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and calls of securities, H-T-M..........................       --           --
Proceeds from maturities and calls of securities, A-F-S..........................   26,810        3,100
Purchases of securities, H-T-M...................................................       --           --
Purchases of securities, A-F-S...................................................  (83,080)     (22,167)
Purchases of trading securities..................................................  (55,692)      (9,938)
Proceeds from sale of trading securities and securities
available-for-sale...............................................................   67,085       46,226
Principal repayments from mortgage-backed securities.............................   19,132        8,384
Purchases of FHLBNY capital stock................................................   (2,184)        (553)
Net (increase)/decrease in loans.................................................  (53,201)     (30,732)
Purchases of fixed assets, net...................................................   (3,126)      (1,140)
                                                                                   -------       ------
          Net cash used in investing activities..................................  (84,256)      (6,820)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits..............................................   14,539         (813)
Net increase (decrease) in escrow deposits.......................................     (818)        (453)
Net increase (decrease) in borrowed funds........................................   68,385         (835)
Dividends on common stock........................................................     (264)          --
Purchase of ESOP common stock....................................................   (1,563)          --
Purchase of RRP common stock.....................................................   (4,408)          --
          Net cash provided by financing activities..............................   75,871       (2,101)
          Net increase (decrease) in cash .......................................  (12,182)      (2,516)

CASH AT BEGINNING OF PERIOD......................................................   22,543       11,769
CASH AT END OF PERIOD............................................................   10,361        9,253
                                                                                   =======       ======
CHANGE IN CASH................................................................... $(12,182)     $(2,516)


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

         For the nine months ended September 30, 1998 and 1997, comprehensive income consisted of the following:


                                                                              September 30,   September 30,
                                                                                 1998            1997
                                                                              -------------   ------------

                                                                                (Dollars in thousands)
       Net income.........................................................      $3,024         $1,833
       Change in unrealized gain (loss) on securities available for sale..        (552)         1,399
                                                                                ------         ------
       Comprehensive income...............................................      $2,472         $3,232
                                                                                ======         ======


         For the three months ended September 30, 1998 and 1997, comprehensive income consisted of the following:


                                                                              September 30,  September 30,
                                                                                  1998            1997
                                                                              -------------  --------------

                                                                                 (Dollars in thousands)
       Net income...........................................................      $734         $  720
       Change in unrealized gain (loss) on securities available for sale....      (325)           448
                                                                                  ----            ---
       Comprehensive income.................................................      $409         $1,168
                                                                                  ====         ======

4.       LOAN PORTFOLIO COMPOSITION

         The following table sets forth the composition of the Company's loan portfolio in dollar amounts and percentage of the portfolio at the dates indicated.


                                                      At September 30, 1998           At December 31, 1997
                                                   ---------------------------    ----------------------------
                                                                    Percent                         Percent
                                                      Amount       of Total          Amount         of Total
                                                   ------------  -------------    ------------    ------------
                                                                        (Dollars in thousands)
MORTGAGE  LOANS:
Conventional one- to four-family loans.........      $145,423         61.86%        $114,229         62.91%
Mortgage loans held for sale...................        10,936          4.66            5,334          2.94
VA and FHA loans...............................           266          0.11              555          0.31
Home equity loans..............................        17,275          7.35           15,618          8.60
Residential construction loans.................        16,268          6.92            6,159          3.39
Undisbursed portion of construction loans......        (7,890)        (3.36)          (2,510)        (1.38)
                                                     --------        ------         --------        ------
   Total mortgage loans........................       182,279         77.54          139,385         76.77
                                                      -------        ------         --------        ------

CONSUMER AND OTHER LOANS:
Commercial loans by type:
   Non-farm and non-residential................        18,238          7.76           13,278          7.31
   One- to four-family residential.............         2,104          0.90            1,128          0.62
   Multi-family................................         3,782          1.61            3,664          2.02
   Farm........................................           999          0.42              411          0.23
   Acquisition, development and
    construction...............................         4,810          2.05            2,841          1.56
   Term loans..................................           377          0.16              444          0.24
   Installment loans...........................         2,264          0.96            2,037          1.13
   Demand loans................................           637          0.27              497          0.27
   Time loans..................................           120          0.05               87          0.05
   SBA loans...................................           337          0.14              533          0.29
   Lines-of-credit.............................         2,514          1.07            2,907          1.60
   Loans and draws disbursed...................            50          0.02              430          0.24
   Non-accrual.................................           118          0.05              211          0.12
                                                     --------        ------         --------        ------
    Total commercial loans.....................        36,350         15.46           28,468         15.68
Automobile.....................................        10,468          4.45            8,125          4.47
Student........................................         1,572          0.67            1,194          0.66
Credit card....................................         1,271          0.54            1,402          0.77
Other consumer loans...........................         3,131          1.33            2,995          1.65
                                                     --------        ------         --------        ------
Total consumer Loans...........................        16,442          6.99           13,716          7.55
   Total consumer and other loans..............        52,792         22.46           42,184         23.23
                                                     --------        ------         --------
       Total loans.............................       235,071        100.00%         181,569        100.00%
                                                                     ======                         ======
Allowance for loan  losses.....................        (1,673)                        (1,372)
                                                     --------                       --------
   Total loans, net............................      $233,398                       $180,197
                                                     ========                       ========

5.       NON-PERFORMING ASSETS

         The following table sets forth information regarding non-accrual loans, other past due loans and other real estate owned at the dates indicated.


                                                                  September 30,        December 31,
                                                                       1998                1997
                                                               ------------------    ----------------
                                                                     (Dollars in thousands)
Non-accrual mortgage loans delinquent more
than 90 days.......................................................  $   883            $ 1,165
Non-accrual other loans delinquent more than 90 days...............      156                246
                                                                     -------             ------
Total non-accrual loans............................................    1,039              1,411
Total 90 days or more delinquent and still accruing................       81                114
                                                                     -------             -------
Total non-performing loans.........................................  $ 1,120            $ 1,525
Total foreclosed real estate, net of related allowance for losses..      617                322
Total non-performing assets........................................  $ 1,737            $ 1,847
                                                                     =======            =======
Non-performing loans to total loans................................     0.48%              0.85%
Total non-performing assets to total assets........................     0.41%              0.54%

6.   ALLOWANCE FOR LOAN LOSSES

         The following table sets forth the activity in the Company's allowance for loan losses at and for the periods indicated.

                                                       Nine Months Ended        At or For the Year
                                                         September 30,          Ended December 31,
                                              ------------------------------    ------------------

                                                  1998             1997                 1997
                                              -------------   --------------    ------------------
                                                         (Dollars in thousands)
ALLOWANCE FOR LOAN LOSSES:
--------------------------
Balance at beginning of period................   $1,372          $1,184               $1,184
CHARGE-OFFS:
      Real estate mortgage loans..............       25             110                  160
      Commercial loans........................       51               1                    1
      Consumer loans..........................       26              90                  118
                                                 ------          ------               ------
      Total charge-offs.......................      102             201                  279
RECOVERIES:
      Real estate mortgage loans..............        0               0                    1
      Commercial loans........................       19               0                    0
      Consumer loans..........................        9              10                   12
                                                 ------          ------               ------
      Total recoveries........................       28              10                   13

Provision for loan losses.....................      375             394                  454
                                                 ------          ------               ------
Balance at end of Period......................   $1,673          $1,387               $1,372
                                                 ======          ======               ======

Ratio of net charge-offs during the period to
average loans outstanding.....................     0.04%           0.12%                0.15%

Ratio of allowance for loan losses to total
loans at end of period........................     0.71%           0.86%                0.76%

Ratio of allowance for loan losses to non-
performing loans..............................   149.38%          93.65%               89.98%

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          WARWICK COMMUNITY BANCORP, INC.
                                          (Registrant)



Date: January 12, 1999                By: /s/ Ronald J. Gentile
                                          -------------------------------------
                                          Ronald J. Gentile
                                          President and Chief Operating Officer




Date: January 12, 1999                By: /s/ Arthur W. Budich
                                          -------------------------------------
                                          Arthur W. Budich
                                          Senior Vice President and
                                               Chief Financial Officer