Form 10-K
period 1998-12-31
WARWICK COMMUNITY BANCORP INC
filed 1999-04-01
CIK 1046209

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

|_| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended_________________

|X| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM JUNE 1, 1998 TO DECEMBER 31, 1998

                                     0-23293
                            (COMMISSION FILE NUMBER)

                         WARWICK COMMUNITY BANCORP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                                     06-1497903
(STATE OR OTHER JURISDICTION OF          (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
INCORPORATION OR ORGANIZATION)

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
YES   X                 NO
   ------                  ------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

         As of March 19, 1999, there were 6,276,221 shares of the Registrant's common stock outstanding. The aggregate market value of the Registrant's common stock (based on closing price quoted on March 19, 1999) held by non-affiliates was approximately $78,437,335.

                       DOCUMENTS INCORPORATED BY REFERENCE


(1) Portions of the definitive Proxy Statement for the Registrant's 1999 Annual Meeting of Shareholders are incorporated by reference into Items 10, 11, 12 and 13 of Part III hereof.


================================================================================

                                     PART I
                                     ------

ITEM 1.  BUSINESS

General
-------

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

         The Registrant has submitted applications to the New Jersey Department of Banking and Insurance, the FDIC and the Federal Reserve Board to form a de novo commercial bank in Bergen County, New Jersey. The new full-service commercial bank will be called The Towne Center Bank, and is expected to commence operations in the latter part of 1999. The bank will be headquartered in Lodi, New Jersey, and will be an important component in the continuing revitalization of Lodi's downtown area.


Market Area
-----------

         The Bank has been, and intends to continue to be, a community-oriented savings institution offering a variety of financial services to meet the needs of the communities it serves. The Bank maintains its headquarters in the village of Warwick in Orange County, New York and operates three additional branch offices located in the village of Monroe, the town of Woodbury and the town of Wallkill, Orange County, New York. In addition, the Bank expects to open a new branch office located in the town of Newburgh, New York, during the third quarter of 1999. The Bank's primary deposit gathering areas are currently concentrated in proximity to its full-service banking offices. The Bank's current primary lending market includes not only Orange County, New York, but also Rockland, Dutchess and, to a lesser extent, Westchester, Putnam and Sullivan Counties, New York, by virtue of the various loan originators servicing these areas. In addition, with its mortgage banking subsidiary, WSB Mortgage Company of New Jersey, Inc. ("WSB Mortgage"), and its attendant loan production offices in West Milford, Passaic County, New Jersey, and Mahwah, Bergen County, New Jersey, the Bank has expanded its mortgage banking operations into the northeastern New Jersey market.

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

Competition
-----------

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

Lending Activities
------------------

         LOAN PORTFOLIO COMPOSITION. The Bank's loan portfolio consists primarily of conventional first mortgage loans secured by one- to four-family residences. At December 31, 1998, the Bank had total gross loans outstanding of $263.5 million (before deducting the allowance for loan losses and net deferred loan fees), of which $167.1 million, or 63.4%, were conventional one- to four-family, owner-occupied residential first mortgage loans. The remainder consisted of $35.4 million of commercial business and commercial real estate loans, or 13.4% of total loans, $18.1 million in home equity loans, or 6.9% of total loans, $9.8 million in residential construction mortgage loans (net of undisbursed portion), or 3.7% of total loans, and $18.8 million in consumer loans, or 7.1% of total loans. Additionally, the Bank originates Veterans Administration ("VA") guaranteed loans and Federal Housing Authority ("FHA") insured loans. For the seven months ended December 31, 1998, the Bank originated $3.9 million of such loans. The Bank is active in the origination of State of New York Mortgage Association ("SONYMA") loans, which are subject to certain customer eligibility requirements and are subsequently sold to the State of New York. For the seven months ended December 31, 1998, the Bank originated $5.1 million in SONYMA loans. The Bank continues to service these loans for such agency and, instead of a servicing fee, the Bank obtains a state (franchise) income tax credit.

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

         The following table sets forth the composition of the Bank's loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated:


                                                                                   AT MAY 31,
                                    AT         -------------------------------------------------------------------------------------
                            DECEMBER 31, 1998        1998             1997            1996              1995              1994
                            -----------------        ----             ----            ----              ----              ----
                                     PERCENT           PERCENT           PERCENT          PERCENT           PERCENT          PERCENT
                                       OF                OF                 OF              OF                OF               OF
                             AMOUNT   TOTAL    AMOUNT   TOTAL    AMOUNT   TOTAL   AMOUNT   TOTAL    AMOUNT   TOTAL   AMOUNT   TOTAL
                             ------   -----    ------   -----    ------   -----   ------   -----    ------   -----   ------   -----
                                                                    (DOLLARS IN THOUSANDS)
MORTGAGE LOANS:
Conventional one-
 to-four-family
 loans.................... $167,147  63.43%  $129,915  60.57%  $ 81,803  58.56% $ 61,936  56.18%  $ 78,562  63.34% $ 71,762  65.42%
Mortgage loans held for
 sale.....................   13,737   5.21     17,237   8.04      4,832   3.46     5,054   4.59      2,968   2.39        --     --
VA or FHA loans...........      641   0.24        595   0.28        749   0.54       376   0.34        182   0.15       211   0.19
Home equity loans.........   18,061   6.85     15,876   7.40     13,449   9.63    11,040  10.02      9,714   7.83    10,051   9.16
Residential construction
loans.....................   16,105   6.11      6,703   3.13      4,110   2.94       961   0.87      2,901   2.34     1,613   1.47
Undisbursed portion of
 construction loans.......   (6,304) (2.39)    (3,939) (1.84)    (2,118) (1.52)   (1,838) (1.67)    (1,307) (1.05)   (1,169) (1.06)
                             ------- ------    ------- ------    ------- ------   ------- ------    ------- ------   ------- ------
  Total mortgage loans....  209,387  79.45    166,387  77.58    102,825  73.61    77,529  70.33     93,020  75.00    82,468  75.18
                            -------  -----    -------  -----    -------  -----    ------  -----     ------  -----    ------  -----

CONSUMER AND  OTHER LOANS:
Commercial................   35,381  13.43     34,114  15.91     23,418  16.76    19,385  17.59     17,772  14.33    15,472  14.10
Automobile................   13,788   5.23      8,352   3.89      7,738   5.54     7,496   6.80      7,483   6.03     6,621   6.04
Student...................      332   0.13      1,353   0.63      1,332   0.95     1,533   1.39      1,732   1.40     1,438   1.31
Credit card...............    1,296   0.49      1,239   0.58      1,334   0.95     1,195   1.08      1,165   0.94     1,285   1.17
Other consumer loans......    3,345   1.27      3,026   1.41      3,054   2.19     3,102   2.81      2,855   2.30     2,410   2.20
                              -----   ----      -----   ----      -----   ----     -----   ----      -----   ----     -----   ----
 Total consumer and
  other loans.............   54,142  20.55     48,084  22.42     36,876  26.39    32,711  29.67     31,007  25.00    27,226  24.82
                             ------  -----     ------  -----     ------  -----    ------  -----     ------  -----    ------  -----
 Total loans..............  263,529 100.00%   214,471 100.00%   139,701 100.00%  110,240 100.00%   124,027 100.00%  109,694 100.00%
                                    ======            ======            ======           ======            ======           ======
Discounts, premiums and
 deferred loan fees,
 net......................     (339)             (293)             (146)             (38)             (158)            (187)
Allowance for loan
 losses...................   (1,727)           (1,513)           (1,232)          (1,305)           (1,206)            (909)
                             -------           -------           -------          -------           -------            -----

Total loans, net.......... $261,463          $212,665          $138,323         $108,897          $122,663         $108,598
                           ========          ========          ========         ========          ========         ========


         LOAN MATURITY. The following table shows the contractual maturity of the Bank's loans at December 31, 1998. The table reflects the entire unpaid principal balance in the maturity period that includes the final loan payment date and, accordingly, does not give effect to periodic principal repayments or possible prepayments. Principal repayments and prepayments totaled $9.5 million, $11.5 million, $18.4 million and $23.4 million for the seven months ended December 31, 1998 and the fiscal years ended May 31, 1998, 1997 and 1996, respectively. Additionally, since the Bank regularly sells and securitizes residential mortgage loans as part of its mortgage banking operations, these activities have resulted in $10.7 million and $48.9 million in loan sales and securitizations, respectively, for the seven months ended December 31, 1998, $12.2 million and $30.7 million, respectively, for the fiscal year ended May 31, 1998 and $6.2 million and $21.6 million, respectively, for the fiscal year ended May 31, 1997.

                                                                  AT DECEMBER 31, 1998
                                    ---------------------------------------------------------------------------------
                                        MORTGAGE LOANS
                                    -----------------------
                                                                         HOME
                                                ADJUSTABLE              EQUITY
                                    FIXED RATE    RATE     COMMERCIAL  LINES OF   CONSUMER      OTHER   TOTAL LOANS
                                     MORTGAGES  MORTGAGES    LOANS      CREDIT     LOANS        LOANS    RECEIVABLE
                                     ---------  ---------    -----      ------     -----        -----    ----------
                                                                     (IN THOUSANDS)
Amounts due:
Within one year..................... $  10,008  $      30  $   8,308   $      37  $   1,334   $      --  $  19,717
                                     ---------  ---------  ---------   ---------  ---------   ---------  ---------
After one year:
     One to three years.............       237         22      7,184          --      6,916         373     14,732
     Three to five years............       942         14     13,340          --     10,293          --     24,589
     Five to 10 years...............     3,277        932      3,206       1,331      9,467          --     18,213
     Over 10 years..................   128,802     47,062      3,343       5,680         --       1,391    186,278
                                     ---------  ---------  ---------   ---------  ---------   ---------  ---------
         Total due after one year...   133,258     48,030     27,073       7,011     26,676       1,764    243,812
                                     ---------  ---------  ---------   ---------  ---------   ---------  ---------
         Total amounts due.......... $ 143,266  $  48,060  $  35,381   $   7,048  $  28,010   $   1,764    263,529
                                     =========  =========  =========   =========  =========   =========
Discounts, premiums and deferred
     loan fees, net.................                                                                          (339)
Allowance for loan losses...........                                                                        (1,727)
                                                                                                         ----------
Loans receivable, net...............                                                                     $ 261,463
                                                                                                         =========


         The following table sets forth the dollar amounts in each loan category at December 31, 1998 that are contractually due after December 31, 1999, and whether such loans have fixed interest rates or adjustable interest rates.



                                          DUE AFTER DECEMBER 31, 1999
                                          ---------------------------
                                        FIXED    ADJUSTABLE       TOTAL
                                        -----    ----------       -----
                                               (IN THOUSANDS)
Mortgage loans...............          $133,258    $48,030       $181,288
Commercial loans.............            20,027      7,046         27,073
Home equity lines of credit..                --      7,011          7,011
Consumer loans...............            26,406        270         26,676
Other loans..................             1,764         --          1,764
                                       --------    -------       --------
Total loans..................          $181,455    $62,357       $243,812
                                       ========    =======       ========

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

         The Bank originates both adjustable-rate and fixed-rate mortgage loans. Its ability to originate loans is dependent upon the relative customer demand for fixed-rate or adjustable-rate mortgage loans, which is affected by the current and expected future levels of interest rates. During the seven months ended December 31, 1998, the Bank experienced an increase in fixed-rate mortgage loan originations. This was attributable to the increased refinancing activity that occurred during the seven months ended December 31, 1998. The Bank currently holds for its portfolio all adjustable-rate, bi-weekly mortgage loans and any non-conforming loans it originates. Periodically, the Bank considers the possible sale of its jumbo loans; however, management believes it has the ability to build relationships with jumbo mortgage customers to create cross-selling opportunities.

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

         During the time between the processing of a residential mortgage loan application and the final disposition or sale of such loan after it is closed, the Bank is exposed to movements in the market price due to changes in market interest rates. The Bank attempts to manage this risk by utilizing forward sales of mortgage-backed securities and put options on mortgage-backed securities to securities brokers and dealers, as well as cash sales to FNMA. Depending upon market conditions, interest rate expectations, economic data and other factors, the Bank's Hedging Committee, comprised of various members of senior operating management, which meets daily, attempts to cover certain percentages of its pipeline and warehouse. However, there can be no assurance that the Bank will be successful in its efforts to mitigate the risk of interest rate fluctuation between the time of origination and the ultimate disposition or sale of such loans. At December 31, 1998, the Bank had $7.0 million of forward sale commitments representing approximately 32% of closed loans and 30-year and 15-year fixed-rate conforming loan commitments, at specified interest rates at such date.

         Currently, the Bank services all of its one- to four-family loans, commercial business and commercial real estate, home equity and consumer loans. All FHA and VA loans are sold on a servicing-released basis, as are other selected loans sold to private institutional investors. Additionally, the Bank services a large volume of conforming fixed-rate and adjustable-rate loans that it has previously securitized and kept in its securities portfolio or sold to private investors. At December 31, 1998, the Bank was servicing $189.4 million of residential mortgage loans for others. For the seven months ended December 31, 1998 and the fiscal years ended May 31, 1998 and 1997, loan servicing fees totaled $254 thousand, $368 thousand and $335 thousand, respectively. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, making inspections as required of mortgaged premises, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, ensuring the status of insurance and tax payments on behalf of the borrowers and generally administering the loans.

         The following table sets forth the Bank's loan originations, repayments and other portfolio activity for the periods indicated.


                                                          FOR THE SEVEN
                                                           MONTHS ENDED          FOR THE YEAR ENDED MAY 31,
                                                           DECEMBER 31,          --------------------------
                                                               1998          1998           1997          1996
                                                               ----          ----           ----          ----
                                                                                (IN THOUSANDS)
MORTGAGE LOANS (GROSS):
     At beginning of period...............................  $ 150,511     $  89,376      $  66,489     $  83,306
     Mortgage loans originated:
     Fixed-rate mortgages.................................    109,623       100,612         50,250        69,928
     Adjustable-rate mortgages............................      4,794        14,879         18,776        15,133
                                                            ---------     ---------      ---------     ---------
         Total mortgage loans originated..................    114,417       115,491         69,026        85,061
     Principal repayments.................................     (9,475)      (11,457)       (18,375)      (23,403)
     Sale of loans........................................    (10,694)      (12,214)        (6,172)       (3,731)
     Securitizations......................................    (53,433)      (30,685)       (21,592)      (74,744)
                                                            ----------    ---------      ---------     ---------
     At end of period.....................................  $ 191,326     $ 150,511      $  89,376     $  66,489
                                                            =========     =========      =========     =========
OTHER LOANS (GROSS):

     At beginning of period...............................  $  63,959     $  50,325      $  43,751     $  40,721
     Commercial loans originated..........................     13,674        26,628         14,966        12,326
     Consumer loans originated............................     12,466        13,409         16,774        10,936
     Commercial repayments................................    (12,407)      (15,933)       (10,933)      (10,573)
     Consumer repayments..................................     (5,489)      (10,470)        (9,038)       (9,659)
     Other loans sold.....................................         --            --         (5,195)           --
                                                            ---------     ---------      ---------     ---------
     At end of period.....................................  $  72,203     $  63,959      $  50,325     $  43,571
                                                            =========     =========      =========     =========


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

         At December 31, 1998, the Bank's total gross loans outstanding were $263.5 million, of which $191.3 million, or 72.6%, were mortgage and construction loans secured by one- to four-family owner-occupied residences. Of the one- to four-family residential mortgage loans outstanding at that date, 74.9%, or $143.3 million, were fixed-rate loans and 25.1%, or $48.1 million, were adjustable-rate loans. The interest rates for the majority of the Bank's adjustable-rate mortgage loans are indexed to the yield on one-year U.S. Treasury securities. The Bank currently offers adjustable-rate mortgage loan programs with interest rates that adjust either every one or three years. An adjustable-rate mortgage loan may carry an initial interest rate that is less than the fully-indexed rate for the loan. All adjustable-rate mortgage loans offered have lifetime interest rate caps or ceilings. Generally, adjustable-rate mortgage loans pose credit risks somewhat greater than the credit risk inherent in fixed-rate loans primarily because, as interest rates rise, the underlying payments of the borrowers rise, increasing the potential for default. The Bank currently has no mortgage loans that are subject to negative amortization.

         COMMERCIAL LENDING. As part of the Bank's commercial lending program, the Bank originates various types of secured and unsecured commercial business loans and lines of credit and commercial real estate and construction loans. The Bank's commercial loan portfolio consisted of the following types of commercial loans at the dated indicated.

                                                                                      AT MAY 31,
                                   AT        ---------------------------------------------------------------------------------------
                           DECEMBER 31, 1998      1998             1997               1996             1995             1994
                           -----------------      ----             ----               ----             ----             ----
                                    PERCENT          PERCENT           PERCENT            PERCENT          PERCENT           PERCENT
                                       OF               OF                OF                 OF              OF                 OF
                                     TOTAL            TOTAL             TOTAL              TOTAL            TOTAL             TOTAL
                           AMOUNT    LOANS   AMOUNT   LOANS   AMOUNT    LOANS    AMOUNT    LOANS   AMOUNT   LOANS   AMOUNT    LOANS
                           ------    -----   ------   -----   ------    -----    ------    -----   ------   -----   ------    -----
                                                                (DOLLARS IN THOUSANDS)
COMMERCIAL LOANS
 BY TYPE:
Non-farm and non-
  residential............ $17,170     6.52% $16,862    7.86% $10,372     7.42%  $ 8,288     7.52%  $6,749    5.44%  $5,046    4.60%
One- to four-family......   2,142     0.81    3,094    1.44    1,157     0.83     1,161     1.05    1,387    1.12    1,593    1.45
Multi-family.............   3,988     1.51    3,759    1.75    3,022     2.16     1,565     1.42      501    0.41      390    0.36
Farm.....................     996     0.38      404    0.19      318     0.23       156     0.14      471    0.38      491    0.45
Acquisition, development
  & construction.........   4,339     1.65    3,791    1.77    2,781     1.99     2,414     2.19    2,819    2.27    2,393    2.18
Term loans...............     411     0.16      367    0.17      258     0.18       108     0.10      188    0.15      494    0.45
Installment loans........   2,435     0.92    2,176    1.02    1,796     1.29     1,617     1.47    1,542    1.24    1,920    1.75
Demand loans.............     853     0.32      608    0.28      498     0.36       444     0.40      456    0.37      627    0.57
Time loans...............      80     0.03      224    0.10      300     0.21       174     0.16      150    0.12      306    0.28
S.B.A. loans.............     328     0.13      526    0.25      636     0.46       546     0.50      657    0.53      223    0.20
Lines of credit..........   2,327     0.88    2,164    1.01    2,166     1.55     2,861     2.60    2,763    2.23    1,922    1.75
Loans and draws disbursed     194     0.07       --      --       88     0.06        --       --       --      --       --      --
Non-accrual..............     118     0.04      139    0.06       26     0.02        51     0.04       89    0.07       67    0.06
                          -------    -----  -------   -----  -------    -----   -------    -----  -------   -----  -------   -----
  TOTAL.................. $35,381    13.42% $34,114   15.90% $23,418    16.76%  $19,385    17.59% $17,772   14.33% $15,472   14.10%
                          =======    =====  =======   =====  =======    =====   =======    =====  =======   =====  =======   =====


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

         COMMERCIAL BUSINESS LENDING. The Bank also offers various types of short-term and medium-term commercial business loans on a secured and unsecured basis to borrowers located in the Bank's market area. Borrowers in the commercial market are generally local companies engaged in retailing and construction that require traditional working capital financing with cyclical repayments coming primarily from asset conversion. These loans include time and demand loans, term loans and lines of credit. The Bank is also an approved Small Business Administration ("SBA") lender. At December 31, 1998, the Bank's commercial business loan portfolio amounted to $6.7 million, or 2.6% of total gross loans outstanding. The largest commercial business loan outstanding at December 31, 1998 was a $500 thousand loan to a borrower whose business in Monroe, New York, specializes in industrial flooring. On February 10, 1999, this loan was classified as non-accrual. In addition, the Bank has committed a line of credit of $2.5 million to the Warwick Valley Telephone Company. At December 31, 1998, $400 thousand of such line was outstanding.

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

         COMMERCIAL REAL ESTATE AND CONSTRUCTION LENDING. The Bank originates commercial real estate mortgage loans that are generally secured by a combination of residential property for development and retail facilities and properties used for business purposes, such as small office buildings and apartment buildings located in the Bank's market area. Loans are also made to develop land and for land acquisition. The Bank's loan policy and underwriting procedures provide that commercial real estate loans may be made in amounts up to the lesser of (i) 80% of the lesser of the appraised value or purchase price of the property, in the case of improved, existing commercial, investment property, (ii) 75% of the lesser of the appraised value or purchase price of the property, in the case of commercial, multi-family and non-residential construction property, (iii) 70% of the lesser of the appraised value or purchase price of the property, in the case of commercial land development, generally for subdivision or industrial park land development property and (iv) 60% of the lesser of the appraised value or purchase price of the property in the case of raw land. In addition to restrictions on loan to value, the Bank's underwriting procedures provide that commercial real estate loans may be made in amounts up to the lesser of (i) $2.5 million or (ii) the Bank's current loans-to-one borrower limit. Regarding (iii) and (iv), the Bank usually engages in this type of lending only with experienced local developers operating in the Bank's primary market area. Such loans are typically offered for the construction of properties that are pre-sold or for which permanent financing has been secured. At December 31, 1998, the Bank had $4.3 million in a variety of acquisition, development and construction ("ADC") loans in its commercial lending area. The Bank's policy is not to make construction loans for purposes of speculation, so that the borrower must have secured permanent financing commitments from generally recognized lenders for an amount greater than the amount of the loan. In most cases, the Bank itself provides the permanent financing. While the number and volume of this type of specialized lending is presently limited, it should be noted that the Bank intends to continue to emphasize its commercial real estate, including ADC, loan activity as it expands its mortgage origination operations into New Jersey through WSB Mortgage. The largest commercial real estate loan in the Bank's portfolio as of December 31, 1998 was a $2.4 million loan secured by a golf course known as Hudson National Golf Club in Croton-on- Hudson, New York.

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

         RESIDENTIAL CONSTRUCTION LENDING. The Bank originates loans for the acquisition and development of property to individuals in its market area. The Bank's residential construction loans primarily have been made to finance the construction of one- to four-family, owner-occupied residential properties. The Bank offers construction to permanent financing loans with one or two closings, and will not make residential construction loans unless the borrower has been approved for permanent financing. The interest rate charged during the construction phase of the loan is based on the 30-year fixed mortgage rate. The Bank's policies provide that construction loans may be made in amounts up to 95% of the appraised value of the completed property. At December 31, 1998, the Bank had $9.8 million of residential construction loans (net of undisbursed portion), which amounted to 3.7% of the Bank's gross loans outstanding.

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

         HOME EQUITY LENDING. The Bank offers fixed-rate, fixed-term home equity loans, called the Good Neighbor Home Loan, and adjustable-rate home equity lines of credit in its market area. Both the loan and line of credit are offered in amounts up to 80% of the appraised value of the property (including the first mortgage) with a maximum loan amount of up to $100 thousand. The fixed-rate, fixed-term Good Neighbor Home Loan is offered with terms of up to 15 years. The home equity line of credit is offered for terms up to 20 years, with the first five years being offered on a revolving basis, requiring payments of interest only; thereafter, the line converts to an amortizing loan. As of December 31, 1998, $18.1 million, or 6.9%, of the Bank's gross loans were home equity loans.

         CONSUMER LENDING. The Bank offers various types of secured and unsecured consumer loans, including automobile loans, home improvement loans, personal loans, student loans and credit cards (VISA). The Bank's consumer loans have original maturities of not more than five years. Interest rates charged on such loans are set at competitive rates, taking into consideration the type and term of the loan. Consumer loan applications are reviewed and approved in conformance with the Bank's Board-approved lending policy. At December 31, 1998, the Bank's consumer loan portfolio totaled $18.8 million, or 7.1% of the total gross loans outstanding.

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

Asset Quality
-------------

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


                                               AT                                 AT MAY 31,
                                            DECEMBER     ------------------------------------------------------------
                                            31, 1998       1998         1997         1996         1995         1994
                                            --------       ----         ----         ----         ----         ----
                                                                     (DOLLARS IN THOUSANDS)
Non-accrual mortgage loans delinquent
  more than 90 days......................   $    631     $    699     $  1,111     $    582     $  1,093     $  1,217
Non-accrual other loans delinquent
  more than 90 days......................         88          186           83           82          131           69
                                            --------     --------     --------     --------     --------     --------
Total non-accrual loans..................        719          885        1,194          664        1,224        1,286
Total 90 days or more delinquent
  and still accruing interest............      1,362          133          237          199          978          928
                                            --------     --------     --------     --------     --------     --------
Total non-performing loans...............      2,081        1,018        1,431          863        2,202        2,214
Total foreclosed real estate, net of
 related  allowance for losses...........        371          409          224          330          493          306
                                            --------     --------     --------     --------     --------     --------
Total non-performing assets..............   $  2,453     $  1,427     $  1,655     $  1,193     $  2,695     $  2,520
                                            ========     ========     ========     ========     ========     ========
Non-performing loans to total loans......       0.79%        0.47%        1.02%        0.78%        1.02%        2.02%
Total non-performing assets to total
assets...................................       0.55%        0.35%        0.58%        0.44%        1.04%        1.08%


         Interest income that would have been recorded if the non-accrual mortgage loans had been performing in accordance with their original terms aggregated approximately $90,000, $100,000 and

$93,000 for the seven months ended December 31, 1998 and the fiscal years ended May 31, 1998 and 1997, respectively.

         OTHER REAL ESTATE OWNED. At December 31, 1998, the Bank's OREO, net, which consisted of four single-family residential properties, totaled $371 thousand and was held directly by the Bank.

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

         At each regularly scheduled Board of Directors meeting, a watch list is presented, showing all loans listed as "Special Mention," "Substandard," "Doubtful" and "Loss." An asset is considered Substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets classified as Loss are those considered uncollectible and viewed as non- bankable assets, worthy of charge-off. Assets which do not currently expose the Bank to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses which may or may not be out of the control of management, are deemed to be "Special Mention."

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

         At December 31, 1998, the Bank had $545 thousand of assets classified as Substandard and $992 thousand of assets classified as Special Mention. There were no assets classified as Doubtful or Loss as of December 31, 1998. The $545 thousand of loans classified as Substandard were also impaired under SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition Disclosures," which the Bank adopted in fiscal 1995. SFAS No. 114 defines an impaired loan as a loan for which it is probable, based on current information, that the lender will not collect all amounts due under the contractual terms of the loan agreement.

         The following table sets forth delinquencies in the Bank's loan portfolio at the dates indicated:


                                          AT DECEMBER 31, 1998                              AT MAY 31, 1998
                              --------------------------------------------   ---------------------------------------------
                                   60-89 DAYS            90 DAYS MORE             60-89 DAYS          90 DAYS OR MORE
                                   ----------            ------------             ----------          ---------------
                                           PRINCIPAL              PRINCIPAL               PRINCIPAL              PRINCIPAL
                                 NUMBER     BALANCE   NUMBER      BALANCE       NUMBER    BALANCE     NUMBER      BALANCE
                                OF LOANS   OF LOANS  OF LOANS     OF LOANS     OF LOANS   OF LOANS   OF LOANS    OF LOANS
                                --------   --------  --------     --------     --------   --------   --------    --------
                                                                (DOLLARS IN THOUSANDS)
One- to four-family...........        11     $1,263        12        $ 631           12      $ 952         12       $ 764
Multi-family..................        --         --        --           --           --         --         --          --
Commercial loans..............         4        279         6        1,404            4        533          4         211
Home equity lines of credit...        --         --         1           16           --         --          1          16
Other loans...................        16         48         8           30           13         26         11          27
                               ---------   --------   -------    ---------      -------   --------     ------    --------
         Total loans..........        31     $1,590        27       $2,081           29     $1,511         28      $1,018
                               =========     ======   =======       ======     ========     ======    =======      ======


                                             AT MAY 31, 1997                                AT MAY 31, 1996
                              --------------------------------------------   ---------------------------------------------
                                   60-89 DAYS            90 DAYS MORE             60-89 DAYS          90 DAYS OR MORE
                                   ----------            ------------             ----------          ---------------
                                           PRINCIPAL              PRINCIPAL               PRINCIPAL              PRINCIPAL
                                 NUMBER     BALANCE   NUMBER      BALANCE       NUMBER    BALANCE     NUMBER      BALANCE
                                OF LOANS   OF LOANS  OF LOANS     OF LOANS     OF LOANS   OF LOANS   OF LOANS    OF LOANS
                                --------   --------  --------     --------     --------   --------   --------    --------
                                                                (DOLLARS IN THOUSANDS)
One- to four-family...........         7    $   475        16       $1,214           11    $   792         11        $692
Multi-family..................        --         --        --           --           --         --         --          --
Commercial loans..............         5        724         5          121            7        710          4          58
Home equity lines of credit...        --         --         2           57            1         11          2          57
Other loans...................         8         16        17           39            9         33         28          56
                                --------    ------- ---------    ---------     --------    -------  ---------   ---------
         Total loans..........        20     $1,215        40       $1,431           28     $1,546         45        $863
                                ========     ====== =========   ==========     ========     ======  =========    ========




 ALLOWANCE FOR LOAN AND LEASE LOSSES. The allowance for loan and lease losses is based upon management's periodic evaluation of the loan portfolio under current economic conditions, considering factors such as asset classifications, the Bank's past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay and the estimated value of the underlying collateral. The allowance for loan and lease losses is maintained at an amount management considers adequate to cover loan and lease losses that are deemed probable and estimable. At December 31, 1998, the Bank's allowance for loan and lease losses was $1.7 million, or 0.66% of total loans, as compared to $1.5 million, or 0.71%, at May 31, 1998 and $1.2 million, or 0.88%, at May 31, 1997. The Bank had non-performing loans of $2.1 million, $1.0 million and $1.4 million at December 31, 1998, May 31, 1998 and May 31, 1997, respectively. The Bank will continue to monitor and modify its allowance for loan losses as conditions dictate. Various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. These agencies may require the Bank to establish additional valuation allowances, based on their judgments of the information available at the time of the examination.

                  The following table sets forth activity in the Bank's allowance for loan losses for the periods indicated.


                                                   AT OR FOR THE SEVEN         AT OR FOR THE YEAR ENDED MAY 31,
                                                      MONHTS ENDED     ---------------------------------------------
                                                    DECEMBER 31, 1998  1998      1997       1996      1995      1994
                                                    -----------------  ----      ----       ----      ----      ----
                                                                         (DOLLARS IN THOUSANDS)
ALLOWANCE FOR LOAN LOSSES:
         Balance at beginning of period....              $1,513      $1,232     $1,305   $ 1,206   $   909   $   808
CHARGE-OFFS:
         Real estate mortgage loans........                 (30)       (151)      (119)      (24)      (61)     (195)
         Commercial loans..................                  (5)        (52)        --        --        --      (126)
         Consumer loans....................                 (64)       (122)       (94)     (125)      (47)      (58)
                                                         ------      ------     ------    ------    ------      ----
                  Total charge-offs........                 (99)       (325)      (213)     (149)     (108)     (379)
RECOVERIES:
         Real estate mortgage loans........                  --          --         --        18       123         8
         Commercial loans.................                    9          --         --        74        13        33
         Consumer loans....................                  12          14         10        16         8        24
                                                         ------      ------     ------    ------    ------      ----
                  Total recoveries.........                  21          14         10       108       144        65
         Provision for loan losses.........                 292         592        130       140       261       415
                                                         ------      ------     ------    ------    ------      ----
         Balance at end of period..........              $1,727      $1,513     $1,232    $1,305    $1,206      $909
                                                         ======      ======     ======    ======    ======      ====
         Ratio of net charge-offs during
          the period to average loans
          outstanding......................                0.04%       0.18%      0.16%     0.03%      N/A      0.29%
         Ratio of allowance for loan
          losses to total loans at
          end of period....................                0.66%       0.71%      0.88%     1.18%     0.97%     0.83%
         Ratio of allowance for loan
          losses to non-performing
          loans............................               82.99%     123.61%     86.09%   151.22%    54.77%    41.06%


         The following table sets forth the Bank's allowance for loan losses allocated by loan category, the percent of the allocated allowances to the total allowance and the percent of loans in each category to total loans at the dates indicated.


                                                                            AT MAY 31,
                     AT DECEMBER 31,   ----------------------------------------------------------------------------------------
                         1998               1998              1997             1996              1995             1994
                         ----               ----              ----             ----              ----             ----
                               % OF              % OF              % OF              % OF              % OF             % OF
                              LOANS IN          LOANS IN          LOANS IN          LOANS IN          LOANS IN         LOANS IN
                              CATEGORY          CATEGORY          CATEGORY          CATEGORY          CATEGORY         CATEGORY
                              TO TOTAL          TO TOTAL          TO TOTAL          TO TOTAL          TO TOTAL         TO TOTAL
                     AMOUNT    LOANS   AMOUNT    LOANS   AMOUNT    LOANS   AMOUNT    LOANS   AMOUNT    LOANS   AMOUNT   LOANS
                     ------    -----   ------    -----   ------    -----   ------    -----   ------    -----   ------   -----
                                                                (DOLLARS IN THOUSANDS)
Allowance for
mortgage
 loan loss.......... $  373    79.46% $  372     77.58% $  224     73.60% $  393     70.33% $  403     75.00% $  288   75.18%
Allowance for
consumer
 loan loss..........    375      7.12    406       6.51    436       9.64    310      12.09    311      10.67    258    10.72
Allowance for
commercial
 loan loss..........    979     13.42    735      15.91    572      16.76    602      17.58    492      14.33    363    14.10
                     ------     ----- ------      ----- ------      ----- ------      ----- ------      ----- ------    -----
 Total allowances
 for loan loss...... $1,727   100.00% $1,513    100.00% $1,232    100.00% $1,305    100.00% $1,206    100.00% $  909  100.00%
                     ======   ======  ======    ======  ======    ======  ======    ======  ======    ======  ======  ======

Environmental Issues
--------------------

         The Bank encounters certain environmental risks in its lending activities. Under federal and state environmental laws, lenders may become liable for costs of cleaning up hazardous materials found on properties securing their loans. In addition, the existence of hazardous materials may make it unattractive for a lender to foreclose on such properties. Although environmental risks are usually associated with loans secured by commercial real estate, risks also may be substantial for residential real estate loans if environmental contamination makes security property unsuitable for use. As of December 31, 1998, the Bank was not aware of any environmental issues that would subject the Bank to material liability. No assurance, however, can be given that the values of properties securing loans in the Bank's portfolio will not be adversely affected by unforseen environmental contamination.

Investment Activities
---------------------

         INVESTMENT POLICIES. The investment policy of the Bank, which is established by the Board of Directors, is contained in the Bank's Liquidity and Funds Management Policy. It is based upon asset/liability management goals and emphasizes high credit quality and diversified investments while seeking to optimize net interest income within acceptable limits of safety and liquidity. The Bank also considers the investment advice it receives from some of its outside investment advisers. Recently, the Bank has engaged in leveraging activities to enhance returns on equity. The policy is designed to provide and maintain liquidity to meet day-to-day, cyclical and long-term changes in the Bank's asset/liability structure, and to provide needed flexibility to meet loan demand. Approximately 89% of the Bank's debt security portfolio at December 31, 1998 is classified as available-for-sale.

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

         The Bank's investment policy prohibits investment in certain types of mortgage derivative securities that management considers to be high risk. The Bank generally purchases only short-and medium-term classes of CMOs guaranteed by FNMA or FHLMC. At December 31, 1998, the Bank held no securities issued by any one entity with a total carrying value in excess of 10% of the Bank's equity at that date, except for obligations of the U.S. government and government-sponsored agencies and certain mortgage-backed securities, which are fully collateralized by mortgages held by single purpose entities and guaranteed by government-sponsored agencies.

         MORTGAGE-BACKED SECURITIES. The Bank invests in mortgage-backed securities and uses such investments to complement its mortgage lending activities. At December 31, 1998, the amortized cost of mortgage-backed securities totaled $61.3 million, or 13.8% of total assets. The market value of all mortgage-backed securities totaled $62.0 million at December 31, 1998. All of the Bank's mortgage-backed securities are included in its available-for-sale portfolio. Additionally, the Bank's securities portfolio includes CMOs, with an amortized cost of $18.0 million and a market value of $18.1 million at December 31, 1998. A CMO is a special type of debt security in which the stream of principal and interest payments on the underlying mortgages or mortgage-backed securities is used to create classes with different maturities and, in some cases, amortization schedules as well as a residual interest, with each class possessing different risk characteristics. However, management regularly monitors the risks inherent in its CMOs and believes these securities may represent attractive alternatives relative to other investments due to the wide variety of maturity, repayment and interest rate options available.

         At December 31, 1998, all securities in the Bank's mortgage-backed securities portfolio were directly or indirectly insured or guaranteed by GNMA, FNMA or FHLMC. The Bank's mortgage-backed securities portfolio had a weighted average yield of 7.20% at December 31, 1998.

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

         The following table sets forth activity in the Bank's securities portfolio for the periods indicated.


                                                                FOR THE SEVEN          FOR THE YEAR ENDED MAY 31,
                                                                  MONTHS ENDED   --------------------------------------
                                                               DECEMBER 31, 1998      1998        1997          1996
                                                               -----------------      ----        ----          ----
                                                                                      (IN THOUSANDS)
BEGINNING BALANCE............................................         $170,749       $126,393    $144,284     $110,333
                                                                      --------       --------    --------     --------
Debt securities purchased-- held-to-maturity.................              537          5,560         200          526
Debt securities purchased-- available-for-sale...............            9,345         44,558      23,687       18,723
Equity securities purchased-- available-for-sale.............            2,330         14,963       2,277        4,723
Mortgage-backed securities purchased-- held-to-maturity......               --             --          --           --
Mortgage-backed securities purchased-- available-for-sale....            3,995         59,644      23,221       12,101
Mortgage-backed securities formed by securitizing
         originated mortgage loans...........................           48,901         30,347      21,358       72,325

LESS:

Sale of debt securities-- available-for-sale.................            4,568          9,284      18,199        7,184
Sale of equity securities-- available-for-sale...............               --          5,466       5,317        1,876
Sale of mortgage-backed securities available-for-sale........            8,783         25,764      25,375           --
Sale of mortgage-backed securities formed by securitizing
         originated mortgage loans-- trading.................           48,901         22,604      17,486       22,668
Principal repayments on mortgage-backed securities
         and debt securities.................................           16,012         16,447      10,469        3,637
Maturities and called debt securities........................            2,870         32,800      12,425       39,576
Accretion of discount/amortization of (premium)..............            (152)            809        (83)           75
Change in gross unrealized gains (losses) on
available-for-sale securities................................              919            840         720          419
                                                                      --------       --------    --------     --------
ENDING BALANCE...............................................         $155,490       $170,749    $126,393     $144,284
                                                                      ========       ========    ========     ========

         The following table sets forth the amortized cost and market value of the Bank's securities by accounting classification category and by type of security, at the dates indicated:


                                                                                                    AT MAY 31,
                                                                    ----------------------------------------------------------------
                                              AT DECEMBER 31, 1998           1998                    1997                 1996
                                              --------------------           ----                    ----                 ----
                                             AMORTIZED    MARKET    AMORTIZED    MARKET      AMORTIZED   MARKET    AMORTIZED  MARKET
                                               COST       VALUE       COST       VALUE         COST      VALUE       COST     VALUE
                                               ----       -----       ----       -----         ----      -----       ----     -----
                                                                            (IN THOUSANDS)
Debt securities held-to-maturity:
  U.S. Government obligations.............  $    895     $    899   $     --   $     --     $    720   $    725   $    717  $    658
  Agency securities.......................     5,000        4,962      6,659      6,610        4,965      4,981      5,887     5,910
  Municipal bonds.........................       104          106        665        667          407        410        432       437
  Other debt obligations..................        --           --         --         --           --         --         82        83
                                            --------     --------   --------   --------     --------   --------   --------  --------
          Total debt securities
           held-to-maturity...............     5,999        5,967      7,324      7,277        6,092      6,116      7,118     7,088
                                            --------     --------   --------   --------     --------   --------   --------  --------
Debt securities available-for-sale:
  U.S. Government obligations.............     3,023        3,165      4,047      4,163        9,079      9,165     21,684    21,716
  Agency securities.......................    38,430       38,694     40,418     40,071       20,822     20,856     15,328    15,206
  Other debt obligations..................     8,045       82,300        822        851        7,991      8,029     16,203    16,256
                                            --------     --------   --------   --------     --------   --------   --------  --------
          Total debt securities
           available-for-sale.............    49,498       50,089     45,287     45,085       37,892     38,050     53,215    53,178
                                            --------     --------   --------   --------     --------   --------   --------  --------
Equity securities available-for-sale:
  Preferred stock.........................     1,112        1,120      1,102      1,122          204        204        305       277
  Common stock............................     2,275        1,941        582        576           --         --         --        --
  Mutual funds............................    14,449       16,232     13,823     14,931        5,597      6,091      8,636     8,821
                                            --------     --------   --------   --------     --------   --------   --------  --------
          Total equity securities
           available-for-sale.............    17,836       19,293     15,507     16,629        5,801      6,295      8,941     9,098
                                            --------     --------   --------   --------     --------   --------   --------  --------
          Total debt and equity
           securities.....................    73,333       75,349     68,118     68,991       49,785     50,461     69,274    69,364
                                            --------     --------   --------   --------     --------   --------   --------  --------
Mortgage-backed securities trading:
  FNMA....................................        --           --         --         --           --         --      1,992     1,934
                                            --------     --------   --------   --------     --------   --------   --------  --------
          Total mortgage-backed
           securities trading.............        --           --         --         --           --         --      1,992     1,934
                                            --------     --------   --------   --------     --------   --------   --------  --------
Mortgage-backed securities
 available-for-sale:
  FHLMC...................................     7,018        7,145      9,720      9,872       11,062     11,029     10,395    10,322
  GNMA....................................    33,849       33,824     49,164     49,307       29,230     29,190      4,396     4,348
  FNMA....................................    20,436       21,036     22,213     22,973       32,519     33,052     52,871    53,336
  CMOs....................................    17,976       18,104     19,593     19,559        2,696      2,685      4,973     4,950
                                            --------     --------   --------   --------     --------   --------   --------  --------
          Total mortgage-backed securities
           available-for-sale.............    79,279       80,109    100,690    101,711       75,507     75,956     72,635    72,956
                                            --------     --------   --------   --------     --------   --------   --------  --------
          Total mortgage-backed
           securities.....................    79,279       80,109    100,690    101,711       75,507     75,956     74,627    74,890
                                            --------     --------   --------   --------     --------   --------   --------  --------
Net unrealized (losses) gains on trading
 securities...............................        --                      --                      --                   (58)
Net unrealized (losses) gains on
 available-for-sale and trading
 securities...............................     2,878                   1,941                   1,101                   441
                                            --------                --------                --------              --------
          Total securities...............   $155,490     $155,458   $170,749   $170,702     $126,393   $126,417   $144,284  $144,254
                                            ========     ========   ========   ========     ========   ========   ========  ========

         The following table sets forth the composition of the Bank's securities portfolio at the dates indicated.


                                                                                           AT MAY 31,
                                            AT DECEMBER 31,     --------------------------------------------------------------------
                                                1998                   1998                   1997                   1996
                                                ----                   ----                   ----                   ----
                                         CARRYING   PERCENT OF   CARRYING  PERCENT OF   CARRYING   PERCENT OF  CARRYING   PERCENT OF
                                           VALUE      TOTAL       VALUE      TOTAL       VALUE       TOTAL       VALUE       TOTAL
                                           -----      -----       -----      -----       -----       -----       -----       -----
                                                                     (DOLLARS IN THOUSANDS)
Debt securities:
         U.S. Government
         obligations.............         $ 4,060       2.61%   $ 4,822       2.82%     $ 9,885      7.82%     $22,433       15.55%
         Agency securities.......          43,694      28.10     46,071      26.98       25,821     20.43       21,093       14.62
         Municipal bonds.........             104       0.07        665       0.39          407      0.32          432        0.30
         Other debt obligations..           8,230       5.29        851       0.50        8,029      6.35       16,338       11.32
                                          -------     ------    -------     ------      -------    ------      -------      ------
          Total debt securities..          56,088      36.07     52,409      30.69       44,142     34.92       60,296       41.79
                                          -------     ------    -------     ------      -------    ------      -------      ------
Equity securities:
         Preferred stock.........           1,120       0.72      1,122       0.66          204      0.16          277        0.19
         Common stock............           1,941       1.25        576       0.34           --        --           --          --
         Mutual funds............          16,232      10.44     14,931       8.74        6,091      4.82        8,821        6.12
                                          -------     ------    -------     ------      -------    ------      -------      ------
          Total equity
          securities.............          19,293      12.41     16,629       9.74        6,295      4.98        9,098        6.31
                                          -------     ------    -------     ------      -------    ------      -------      ------
Mortgage-backed securities.......
         FHLMC...................           7,145       4.60      9,872       5.78       11,029      8.73       10,322        7.15
         GNMA....................          33,824      21.75     49,307      28.88       29,190     23.09        4,348        3.01
         FNMA....................          21,036      13.53     22,973      13.46       33,052     26.15       55,270       38.31
         CMOs....................          18,104      11.64     19,559      11.45        2,685      2.13        4,950        3.43
                                          -------     ------    -------     ------      -------    ------      -------      ------
          Total mortgage-backed
          securities.............          80,109      51.52    101,711      59.57       75,956     60.10       74,890       51.90
                                          -------     ------    -------     ------      -------    ------      -------      ------
          Total securities.......        $155,490     100.00%  $170,749     100.00%    $126,393    100.00%    $144,284      100.00%
                                          =======     ======    =======     ======      =======    ======      =======      ======
         Debt and equity
         securities
         available-for-sale......         $69,382      44.62%   $61,714      36.14%     $44,345     35.08%     $62,276       43.16%
         Debt and equity
         securities
         held-to-maturity........           5,999       3.86      7,324       4.29        6,092      4.82        7,118        4.94
                                          -------     ------    -------     ------      -------    ------      -------      ------
         Total debt and equity
         securities..............          75,381      48.48     69,038      40.43       50,437     39.90       69,394       48.10
                                          -------     ------    -------     ------      -------    ------      -------      ------
         Mortgage-backed
         securities
         trading.................              --         --         --         --           --        --        1,934        1.34
         Mortgage-backed
         securities
         available-for-sale......          80,109      51.52    101,711      59.57       75,956     60.10       72,956       50.56
         Mortgage-backed
         securities
         held-to-maturity........              --         --         --         --           --        --           --          --
                                          -------     ------    -------     ------      -------    ------      -------      ------
          Total mortgage-backed
          securities.........              80,109      51.52    101,711      59.57       75,956     60.10       74,890       51.90
                                          -------     ------    -------     ------      -------    ------      -------      ------
              Total securities...        $155,490     100.00%  $170,749     100.00%    $126,393    100.00%    $144,284      100.00%
                                          =======     ======    =======     ======      =======    ======      =======      ======

        The following table sets forth certain information regarding the carrying value and weighted average yield of the Bank's securities at December 31, 1998, by remaining period to contractual maturity. Actual maturities may differ from contractual maturities because certain security issuers may have the right to call or prepay their obligations.


                                                                         AT DECEMBER 31, 1998
                              ------------------------------------------------------------------------------------------------------
                                                    MORE THAN ONE YEAR  MORE THAN FIVE YEARS       MORE THAN
                                ONE YEAR OR LESS      TO FIVE YEARS        TO TEN YEARS            TEN YEARS            TOTAL
                              -------------------- -------------------- -------------------- -------------------- ------------------
                                          WEIGHTED            WEIGHTED             WEIGHTED             WEIGHTED            WEIGHTED
                               CARRYING   AVERAGE  CARRYING   AVERAGE    CARRYING   AVERAGE  CARRYING   AVERAGE   CARRYING   AVERAGE
                                 VALUE     YIELD     VALUE     YIELD      VALUE     YIELD      VALUE     YIELD      VALUE     YIELD
                              ---------- --------- --------- ---------- ---------- --------- --------- ---------- --------- --------
                                                                        (DOLLARS IN THOUSANDS)
Held-to-maturity:
   Municipal bonds............   $ --          --%     $104      7.03%   $    --       --%    $    --        --%    $ 104     7.03%
 U.S. Government obligations..     895       5.70        --        --         --       --          --        --       895     5.70
 Agency securities............      --         --        --        --         --       --       5,000      7.00     5,000     7.00
                               -------              -------              -------              -------              ------
     Total held-to-maturity...     895       5.70       104      7.03         --       --       5,000      7.00     5,999     6.81
                               -------              -------              -------              -------              ------

Available-for-sale:
 Mortgage backed securities:
   Variable Rate:
     FHLMC.....................     --         --        --        --         --        --        648      7.15       648     7.15
     GNMA......................     --         --        --        --         --        --        561      6.67       561     6.67
     FNMA......................     --         --        --        --         --        --      1,041      7.44     1,041     7.44
   Fixed Rate
     FHLMC.....................     --         --         5      9.44        425      7.10      6,067      7.17     6,497     7.16
     GNMA......................     --         --         3      8.00        106      8.70     33,154      7.53    33,263     7.53
     FNMA......................     --         --       534      8.28         --        --     19,461      7.18    19,995     7.21
     CMOs......................     --         --        --        --         --        --     18,104      6.59    18,104     6.59
                               -------              -------              -------              -------              ------
     Total mortgage-backed
        securities.............     --         --       542      8.29        531      7.42     79,036      7.19    80,109     7.20
                               -------              -------              -------              -------              ------     -----

 Debt securities:
   U.S. Government obligations   1,005       8.83     2,160      6.94         --        --         --        --     3,165      7.54
   Agency securities...........     --         --        --        --     17,214      7.53     21,480      6.52    38,694      6.97
   Other debt obligations......     --         --       787      6.72         --        --      7,443      7.21     8,230      7.16
                               -------              -------              -------              -------              ------
      Total debt securities....  1,005       8.83     2,947      6.88     17,214      7.53     28,923      6.70    50,089      7.04
                               -------              -------              -------              -------              ------
 Equity Securities:
   Preferred stock.............     --         --        --        --         --        --      1,120      6.69     1,120      6.69
   Common stock ...............     --         --        --        --         --        --      1,941        --     1,941        --
   Mutual funds................     --         --        --        --         --        --     16,232      7.90    16,232      7.90
                               --------             -------              -------              -------             -------
      Total equity securities..     --         --        --        --         --        --     19,293      7.03    19,293      7.03
                               --------             -------              -------              -------             --------
      Total available-for-sale.   1,005      8.83     3,489      7.10     17,745      7.53    127,252      7.05    149,491     7.12
                                                    -------              -------              -------             --------
         TOTAL SECURITIES.....  $ 1,900      7.36   $ 3,593      7.10   $ 17,745      7.53   $132,252      7.05   $155,490     7.11
                               ========             =======             ========             ========             ========


Sources of Funds
----------------

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

        DEPOSITS. The Bank offers a variety of deposit accounts with a range of interest rates and terms. The Bank's deposits consist of regular (passbook) savings accounts, statement savings accounts, checking accounts, NOW accounts, basic banking accounts, money market accounts and certificates of deposit. In recent years, the Bank has offered certificates of deposit with maturities of up to 60 months. At December 31, 1998, the Bank's core deposits, which the Bank considers to consist of checking accounts, NOW accounts, money market accounts, regular savings accounts and statement savings accounts, constituted 67.9% of total deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Bank's deposits are obtained predominantly from the areas in proximity to its office locations. The Bank relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Bank's ability to attract and retain deposits. Certificate accounts in excess of $100 thousand are not actively solicited by the Bank, nor does the Bank use brokers to obtain deposits.

        The following table presents the deposit activity of the Bank for the periods indicated.


                                           FOR THE SEVEN                 FOR THE YEAR ENDED MAY 31,
                                            MONTHS ENDED     -----------------------------------------------
                                         DECEMBER 31, 1998        1998            1997             1996
                                        --------------------------------------------------------------------
                                                                    (IN THOUSANDS)
Deposits ..............................    $ 750,323          $1,140,993         $777,214        $817,610
Withdrawals............................     (731,335)         (1,146,633)        (796,578)       (822,470)
                                           ----------         -----------        ---------       ---------
(Withdrawals) in excess of deposits....       18,988              (5,640)         (19,364)         (4,860)
Interest credited on deposits..........        5,177               7,150            7,610           8,814
                                           ---------          ----------         ---------       ---------
Net increase (decrease) in deposits....    $  24,165            $ 1, 510         $(11,754)       $  3,954
                                           ---------          ==========         =========       =========


        At December 31, 1998 the Bank had $7.0 million in certificates of deposit accounts in amounts of $100 thousand or more, maturing as follows:




                                                           WEIGHTED
                                         AMOUNT          AVERAGE RATE
                                    -------------------------------------
                                           (DOLLARS IN THOUSANDS)
Maturity Period:
    Three months or less............      $  1,717            4.74%
    Over 3 through 6 months.........         1,317            4.92
    Over 6 through 12 months........         2,324            4.92
    Over 12 months..................           625            5.29
                                          --------          ------
             Total..................      $  6,983            4.91%
                                          ========          ======

        The following table sets forth the distribution of the Bank's deposit accounts and the related weighted average interest rates for the periods indicated.


                                         FOR THE SEVEN MONTHS ENDED               FOR THE YEARS ENDED MAY 31,
                                                DECEMBER 31, 1998                           1998
                                   -------------------------------------- ---------------------------------------

                                                                WEIGHTED                                WEIGHTED
                                                                AVERAGE                                 AVERAGE
                                    AVERAGE  PERCENT OF TOTAL   NOMINAL    AVERAGE   PERCENT OF TOTAL   NOMINAL
                                    BALANCE     DEPOSITS         RATE      BALANCE       DEPOSITS         RATE
                                   --------- ----------------- ---------- ---------- ----------------- ----------
                                               (DOLLARS IN THOUSANDS)

Checking accounts................  $ 20,801       9.23%            --     $ 19,302         9.00%           --
                                   --------      -----           ----     --------         ----  -       ----
Passbook accounts................    80,956      35.93           2.93%      77,999        36.35          2.95%
NOW accounts.....................     9,023       4.00           2.23        7,498         3.50          2.23
Interest-on-checking
accounts.........................     9,061       4.02           1.00        7,886         3.68          1.00
                                   --------     ------                    --------       ------
Total passbook, NOW and
interest-on-checking accounts....    99,040      43.95           2.69      93,383        43.53           2.73
                                   --------     ------                    --------       ------
Money market accounts............    33,242      14.75           3.77       25,827        12.04          3.29
                                   --------     ------                    --------       ------
Certificate accounts:
  Certificates of deposit -- one
      year and less..............    52,466      23.28           4.88       55,906        26.06          5.11
    IRA Certificates of deposit--
      one year and less..........     7,577       3.36           4.84        8,062         3.76          5.11
    Certificates of deposit --
      more than one year.........     6,213       2.76           5.18        6,533         3.04          5.16
    IRA Certificates of deposit--
      more than one year....          3,980       1.77           5.17        4,119         1.92          5.21
                                   --------     ------                    --------       ------
Total certificates..........         70,234      31.17           4.92       74,620        34.78          5.12
                                    -------     ------                    --------       ------
Escrow deposits.............          2,016       0.89           2.00        1,422         0.66          2.00
                                   --------     ------                    --------       ------
Total deposits..............       $225,334     100.00%          3.29%    $214,554       100.00%         3.98%
                                   ========     ======                    ========       ======




                                                             FOR THE YEARS ENDED MAY 31,
                                                   1997                                    1996
                                   -------------------------------------- ----------------------------------------

                                                                 WEIGHTED                                WEIGHTED
                                                                 AVERAGE                                 AVERAGE
                                     AVERAGE  PERCENT OF TOTAL   NOMINAL    AVERAGE   PERCENT OF TOTAL   NOMINAL
                                     BALANCE     DEPOSITS         RATE      BALANCE      DEPOSITS          RATE
                                   ---------- ----------------- --------- ---------- ------------------ ----------
                                               (DOLLARS IN THOUSANDS)

Checking accounts................   $ 18,629       8.54%             --     $18,834         8.18%            --
                                    --------     ------           -----      ------        -----           ----
Passbook accounts................     78,132      35.83            3.00%     77,868        33.83           3.00%
NOW accounts.....................      7,040       3.23            2.25       7,095         3.08           2.25
Interest-on-checking
accounts.........................      7,077       3.24            1.00       5,543         3.41           1.00
                                    --------     ------                    -------        ------
Total passbook, NOW and
interest-on-checking accounts....    92,249       42.30            2.79      90,506        39.32           2.82
                                    --------     ------                    --------       ------
Money market accounts............     27,017      12.39            3.27      28,674        12.46           3.26
                                    --------     ------                    --------       ------
Certificate accounts:
  Certificates of deposit -- one
      year and less..............     59,118      27.11            4.98      69,453        30.17           5.74
    IRA Certificates of deposit--
      one year and less..........      7,330       3.36            5.13       7,200         3.12           5.83
    Certificates of deposit --
      more than one year.........      7,603       3.49            5.16       7,595         3.30           5.17
    IRA Certificates of deposit--
      more than one year....           5,104       2.34            5.35       5,584         2.43           5.53
                                    --------     ------                    --------       ------
Total certificates..........          79,155      36.30            5.03      89,832        39.02           5.69
                                    --------     ------                    --------       ------
Escrow deposits.............           1,020       0.47            2.00       2,346         1.02           2.00
                                    --------     ------                    --------       ------
Total deposits..............        $218,070     100.00%           3.42%   $230,192       100.00%          3.76
                                    ========     ======                    ========       ======



        The following table presents, by interest rate ranges, the amount of certificate accounts outstanding at the dates indicated and the period to maturity of the certificate accounts outstanding at December 31, 1998.


                              PERIOD TO MATURITY FROM DECEMBER 31, 1998                              AT MAY 31,
                         --------------------------------------------------  ---------------------------------------------------
                            LESS                                      OVER         AT
                            THAN        ONE TO        TWO TO         THREE      DECEMBER
                          ONE YEAR     TWO YEARS    THREE YEARS      YEARS      31, 1998       1998         1997         1996
                         ----------   -----------  ------------    --------    -----------   -------    ---------     ----------
                                                                       (IN THOUSANDS)
Certificate accounts:
   3.99% or less........  $     --      $    --      $     --      $    --     $     --      $     5     $    --      $      --
   4.00% to 4.99%.......    40,150        1,609           627           38       42,424       29,709       8,505         34,167
   5.00% to 5.99%.......    24,239        1,142           962        2,228       28,571       41,193      65,816         47,516
   6.00% to 6.99%.......        --           --            --           --           --           --         717          3,091
   7.00% to 7.99%.......        --           --            --           --           --           --          --            776
   8.00% to 8.99%.......        --           --            --           --           --           --          --             --
                          --------      -------      --------      -------    ---------      -------     -------       --------
         Total..........  $ 64,389      $ 2,751      $  1,589      $ 2,266     $ 70,995      $70,907     $75,038       $ 85,550
                          ========      =======      ========      =======     ========      =======     =======       ========


        BORROWINGS. The Bank historically had not used borrowings as a source of funds. However, the Bank became a member of the FHLBNY in 1995 and has used this source considerably since then. FHLBNY advances may also be used to acquire certain other assets as may be deemed appropriate for investment purposes, including leveraging opportunities. This form of leveraging allows for a reasonable net margin of return, the majority of which is locked in for a specified period. Since the locked-in period might cover only a part of the investment's term (up to its call date in the majority of the transactions), such a practice might result in a limited degree of interest rate risk, since the earlier maturing borrowings are required to be rolled over to fund the remaining lives of the particular investments. FHLBNY advances are to be collateralized primarily by certain of the Bank's mortgage loans and mortgage-backed securities and secondarily by the Bank's investment in capital stock of the FHLBNY. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLBNY will advance to member institutions, including the Bank, fluctuates from time to time in accordance with the policies of the FHLBNY. At December 31, 1998, the Bank had $79.5 million in FHLBNY advances and the capability to borrow additional funds of $47.1 million from the FHLBNY upon complying with the FHLBNY collateral requirements.

        The Bank at times sells securities under agreements to repurchase, which transactions are treated as financings, and the obligation to repurchase the securities sold is reflected as a liability in the statements of financial condition. The dollar amount of securities underlying the agreements remains in the asset account and are held in safekeeping. There were $25.3, $27.2 million and $23.1 million of securities sold under repurchase agreements outstanding at December 31, 1998, May 31, 1998 and May 31, 1997, respectively.

        The following table sets forth certain information regarding borrowed funds for the dates indicated.


                                                            AT OR FOR THE SEVEN   AT OR FOR THE YEAR ENDED MAY 31,
                                                                MONTHS ENDED    -----------------------------------
                                                             DECEMBER 31, 1998       1998         1997        1996
                                                            ------------------- ----------- ------------- ---------
                                                                             (DOLLARS IN THOUSANDS)
FHLBNY Advances:
         Average balance outstanding.........................      $72,343         $20,381       $11,563     $ 388
         Maximum amount outstanding at any month-end
                  during the period..........................       90,320          62,850        17,450     3,600
         Balance outstanding at end of period................       79,480          62,850         5,250     3,600
         Weighted-average interest rate during the period....        5.44%           5.54%         5.53%     5.41%
         Weighted-average interest rate at end of period.....        5.36%           5.05%         5.71%     6.00%
Other Borrowings:
         Average balance outstanding.........................      $25,907         $24,056       $19,685    $  101
         Maximum amount outstanding at any month-end
                  during the period..........................       26,370          27,500        23,300     4,700
         Balance outstanding at end of period................       25,310          27,190        23,090     4,700
         Weighted-average interest rate during the period....        5.96%           6.18%         6.20%     6.32%
         Weighted-average interest rate at end of period.....        5.87%           6.39%         6.50%     6.32%
Total Borrowings:
         Average balance outstanding.........................      $98,250         $44,437       $31,249   $   489
         Maximum amount outstanding at any month-end
                  during the period..........................      116,690          90,350        38,850     8,300
         Balance outstanding at end of period................      104,790          90,040        28,340     8,300
         Weighted-average interest rate during the period....        5.58%           5.98%         6.10%     5.60%
         Weighted-average interest rate at end of period.....        5.87%           5.45%         6.30%     6.18%


Subsidiary Activities
---------------------

        The Bank has three wholly owned subsidiaries, WSB Financial, Warsave Development, Inc. ("Warsave") and WSB Mortgage. The Bank offers mutual funds and tax deferred annuities through WSB Financial to the Bank's customers and members of the community. WSB Financial contributed $69 thousand, $112 thousand and $92 thousand in net income, before taxes, to the Bank's net income for the seven months ended December 31, 1998 and the fiscal years ended May 31, 1998 and 1997, respectively.

        Warsave was formed to acquire and hold real estate. Its single asset as of December 31, 1998 is a two-story house situated adjacent to the Bank's Warwick office. The building, which may ultimately be used for future expansion, is presently rented for the purpose of generating rental income.

         WSB Mortgage was formed in New Jersey in 1997 for the purpose of engaging in mortgage banking operations in New Jersey. WSB Mortgage contributed $30 thousand before taxes to the Bank's net income for the seven months ended December 31, 1998.

Personnel
---------

         As of December 31, 1998, the Bank had 107 full-time and 37 part-time employees. The Bank has experienced a very low turnover rate among its employees and, as of December 31, 1998, 55 of the Bank's employees had been with the Bank for more than five years. The employees are not represented by a collective bargaining unit, and the Bank considers its relationship with its employees to be good.


                           FEDERAL AND STATE TAXATION

Federal Taxation
----------------

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

         BAD DEBT RESERVES. The Bank, as a "small bank" (one with assets having an adjusted tax basis of $500 million or less) is permitted to maintain a reserve for bad debts with respect to "qualifying loans," which, in general, are loans secured by certain interests in real property, and to make, within specified formula limits, annual additions to the reserve which are deductible for purposes of computing the Bank's taxable income. Pursuant to the Small Business Job Protection Act of 1996, the Bank is now recapturing (taking into income) over a multi-year period a portion of the balance of its bad debt reserve as of December 31, 1995.

         DISTRIBUTIONS. To that the extent that the Bank makes "non-dividend distributions" to the Registrant, such distributions will be considered to have been made from the Bank's "base year reserve," I.E., its reserve as of July 31, 1988, and then from the Bank's supplemental reserve for losses on loans, to the extent thereof, and an amount based on the amount distributed (but not in excess of the amount of such reserves) will be included in the Bank's income. Non-dividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of the Bank's current or accumulated earnings and profits will not be so included in the Bank's income.

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

State Taxation
--------------

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

General
-------

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

New York Banking Regulation
---------------------------

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

         COMMUNITY REINVESTMENT ACT. The Bank is also subject to provisions of the Banking Law that, like the provisions of the federal Community Reinvestment Act ("CRA"), impose continuing and affirmative obligations upon a banking institution organized in the State of New York to serve the credit needs of its local community ("NYCRA"). The obligations of the NYCRA are similar to those imposed by the CRA, and the New York Banking Board adopted new regulations, effective December 10, 1997, to implement the NYCRA, which regulations were consistent with the federal regulations implementing the CRA. The New York Banking Board replaced its prior process- focused regulations with performance-focused regulations that were intended to parallel the CRA regulations of the federal banking agencies and to promote consistency in CRA evaluations by considering more objective criteria. The new regulations require a biennial assessment of a bank's compliance with the NYCRA, utilizing a four-tiered rating system, and require the NYSBD to make available to the public such rating and a written summary of the assessment results. Pursuant to the NYCRA, a bank must file with the NYSBD an annual NYCRA report and copies of all federal CRA reports. The Bank's latest NYCRA rating, received by letter dated April 27, 1998 from the Banking Department, was a rating of "Satisfactory." The NYCRA also requires the Superintendent of Banks of the State of New York ("Superintendent") to consider a bank's NYCRA rating when reviewing a bank's application to engage in certain transactions, including mergers, asset purchases and the establishment of branch offices or automated teller machines, and provides that such assessment may serve as a basis for the denial of any such application.

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

Federal Banking Regulation
--------------------------

         CAPITAL REQUIREMENTS. FDIC regulations require BIF-insured banks, such as the Bank, to maintain minimum levels of capital. The regulations establish a minimum leverage capital requirement of not less than 3.0% Tier 1 capital to total assets for banks in the strongest financial and managerial condition, with a rating of 1 (the highest examination rating of the FDIC for banks) under the Uniform Financial Institutions Rating System. For all other banks, effective April 1, 1999, the minimum leverage capital requirement is 4% unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the depository institution. Tier 1 capital is comprised of the sum of common stockholders' equity (excluding the net unrealized appreciation or depreciation, net of tax, from available-for-sale securities), non-cumulative perpetual preferred stock (including any related surplus) and minority interests in consolidated subsidiaries, minus all intangible assets (other than qualifying servicing rights), and any net unrealized loss on marketable equity securities.

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

         The following table shows the Bank's leverage ratio, its Tier 1 risk-based capital ratio, and its total risk-based capital ratio, at December 31, 1998:

                                                                               AT DECEMBER 31, 1998
                                                                ------------------------------------------------------
                                                                            PERCENT OF      CAPITAL         PERCENT OF
                                                                CAPITAL       ASSETS(1)    REQUIREMENT       ASSETS(1)
                                                                -------       ---------    -----------       ---------
                                                                              (DOLLARS IN THOUSANDS)
Regulatory Tier 1 leverage capital.......................       $51,106         11.99%       $17,055           4.0%
Tier 1 risk-based capital................................        51,106         22.82          8,959           4.0
Total risk-based capital.................................        55,538         23.90         17,918           8.0

----------------------

(1) For purpose of calculating Regulatory Tier 1 leverage capital, assets are adjusted total average assets. In calculating Tier 1 risked-based capital and total risk-based capital, assets are total risk-weighted assets.

As the preceding table shows, the Bank exceeded the minimum capital adequacy requirements at the date indicated.

         The following table shows the Registrant's leverage ratio, its Tier 1 risk-based capital ratio, and its total risk-based capital ratio, at December 31, 1998:

                                                                                 AT DECEMBER 31, 1998
                                                                 ----------------------------------------------------
                                                                             PERCENT OF     CAPITAL        PERCENT OF
                                                                 CAPITAL       ASSET(1)    REQUIREMENT      ASSETS(1)
                                                                 -------       --------    -----------      ---------
                                                                                 (DOLLARS IN THOUSANDS)
Regulatory Tier 1 leverage capital.......................        $82,364         18.87%      $17,462          4.0%
Tier 1 risk-based capital................................         82,364         35.88         9,181          4.0
Total risk-based capital.................................         84,796         36.94        18,362          8.0

----------------------
(1) For purpose of calculating Regulatory Tier 1 leverage capital, assets are adjusted total average assets. In calculating Tier 1 risked-based capital and total risk-based capital, assets are total risk-weighted assets.

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

         Under the Deposit Insurance Funds Act of 1996 ("Funds Act"), the assessment base for the payments on the bonds ("FICO bonds") issued in the late 1980s by the Financing Corporation to recapitalize the now defunct Federal Savings and Loan Insurance Corporation was expanded to include, beginning January 1, 1997, the deposits of BIF-insured institutions, such as the Bank. Until December 31, 1999, or such earlier date on which the last savings association ceases to exist, the rate of assessment for BIF-assessable deposits shall be one-fifth of the rate imposed on deposits insured by the Savings Association Insurance Fund ("SAIF"). The annual rate of assessments for the payments on the FICO bonds for the quarterly period beginning on July 1, 1998 was 0.0126% for BIF-assessable deposits and 0.0630% for SAIF-assessable deposits and was 0.0122% for BIF-assessable deposits and 0.0610% for SAIF-assessable deposits for the quarterly period beginning on July 1, 1998.

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

         In April 1995, the FDIC and the other federal banking agencies amended their CRA regulations. Among other things, the amended CRA regulations substitute for the prior process- based assessment factors a new evaluation system that would rate an institution based on its actual performance in meeting community needs. In particular, the proposed system would focus on three tests:
(a) a lending test, to evaluate the institution's record of making loans in its service areas; (b) an investment test, to evaluate the institution's record of investing in community development projects, affordable housing, and programs benefitting low or moderate income individuals and businesses; and (c) a service test, to evaluate the institution's delivery of services through its branches, ATMs, and other offices. Small banks would be assessed pursuant to a streamlined approach focusing on a lesser range of information and performance standards.

         The CRA requires the FDIC to provide a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system and requires public disclosure of an institution's CRA rating. The Bank's latest CRA rating, received from the FDIC by letter dated February 1 1999, was a rating of "satisfactory."

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

         PROMPT CORRECTIVE ACTION. FDICIA also established a system of prompt corrective action to resolve the problems of undercapitalized institutions. The FDIC, as well as the other federal banking regulators, adopted regulations governing the supervisory actions that may be taken against undercapitalized institutions. The regulations establish five categories, consisting of "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." The FDIC's regulations defines the five capital categories as follows: Generally, an institution will be treated as "well capitalized" if its ratio of total capital to risk- weighted assets is at least 10%, its ratio of Tier 1 capital to risk-weighted assets is at least 6%, its ratio of Tier 1 capital to total assets is at least 5%, and it is not subject to any order or directive by the FDIC to meet a specific capital level. An institution will be treated as "adequately capitalized" if its ratio of total capital to risk-weighted assets is at least 8%, its ratio of Tier 1 capital to risk-weighted assets is at least 4%, and its ratio of Tier 1 capital to total assets is at least 4% (3% if the bank receives the highest rating under the Uniform Financial Institutions Rating System) and it is not a well-capitalized institution. An institution that has total risk-based capital of less than 8%, Tier 1 risk-based-capital of less than 4% or a leverage ratio that is less than 4% (or less than 3% if the institution is rated a composite "1" under the Uniform Financial Institutions Rating System) would be considered to be "undercapitalized." An institution that has total risk-based capital of less than 6%, Tier 1 capital of less than 3% or a leverage ratio that is less than 3% would be considered to be "significantly undercapitalized," and an institution that has a tangible capital to assets ratio equal to or less than 2% would be deemed to be "critically undercapitalized."

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

Loans to a Bank's Insiders
--------------------------

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

Federal Home Loan Bank System
-----------------------------

         The Bank is a member of the FHLBNY, which is one of the 12 regional Federal Home Loan Banks that comprise the FHLB system. Each of the Federal Home Loan Banks are subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"), and each acts as a central credit facility primarily for its member institutions. As a member of the FHLBNY, the Bank is required to acquire and hold shares of capital stock in the FHLBNY in an amount at least equal to the greater of 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLBNY. The Bank was in compliance with this requirement with an investment in FHLBNY stock at December 31, 1998, of $4.6 million.

         Each FHLB serves as a reserve or central bank for its member institutions within its assigned region. Each is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It offers advances to members in accordance with policies and procedures established by the FHLB and the board of directors of the FHLB. Long-term advances may only be made for the purpose of providing funds for residential housing finance.

Federal Reserve System
----------------------

         Under FRB regulations, the Bank is required to maintain non-interest-earning reserves against its transaction accounts (primarily NOW and regular checking accounts). Currently, the FRB regulations generally require that reserves of 3% must be maintained against aggregate transaction accounts of $46.5 million or less (subject to adjustment by the FRB) and an initial reserve of $1,395,000 plus 10% (subject to adjustment by the FRB between 8% and 14%) against that portion of total transaction accounts in excess of $46.5 million. The first $4.90 million of otherwise reservable balances (subject to adjustments by the FRB) are exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce the Bank's interest-earning assets.

Holding Company Regulation
--------------------------

         FEDERAL REGULATION. The Registrant is subject to examination, regulation and periodic reporting under the BHCA, as administered by the FRB. The FRB has adopted capital adequacy guidelines for bank holding companies on a consolidated basis substantially similar to those of the FDIC for the Bank. As of December 31, 1998, the Registrant's total capital and Tier 1 capital ratios exceed these minimum capital requirements.

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

Acquisition of the Registrant
-----------------------------

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

Interstate Banking and Branching
--------------------------------

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

         The following sets forth the Bank's branches and loan production offices at December 31, 1998.


                                                           LEASED                 DATE                LEASE
                                                             OR                 LEASED OR           EXPIRATION
                                                            OWNED               ACQUIRED               DATE
                                                            -----               --------               ----
Main Office:
         18 Oakland Avenue
         Warwick, New York 10990                            Owned                 1972                  N/A

                                                           LEASED                 DATE                LEASE
                                                             OR                 LEASED OR           EXPIRATION
                                                            OWNED               ACQUIRED               DATE
                                                            -----               --------               ----
Branches:
         591 Route 17M
         Monroe, New York 10950                             Owned                 1976                 N/A

         556 Route 32
         Highland Mills, New York 10930                     Owned                 1979                 N/A

         1 Industrial Avenue
         Wallkill, New York 10940                           Owned                 1998                 N/A

Loan Production Offices:
         263 NYS Route 17K
         Newburgh, New York                                Leased                 1998               09/20/01

         Taconic Plaza Shopping Center,
         Store #10
         Route 52
         East Fishkill,  New York                          Leased                 1997               01/31/00

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS' MATTERS

The Company's common stock commenced trading on December 23, 1997. The table below shows the high and low sales prices of the common stock for the periods shown, as reported on the National Market System of The Nasdaq Stock Market as well as the dividends paid during such period.

   FISCAL YEAR          QUARTER ENDING                   HIGH                   LOW           DIVIDENDS PAID
   -----------          --------------                   ----                   ---           --------------
      1998                  March 31                  $  17.75              $  15.38              $    N/A
                             June 30                  $  18.00              $  16.25              $    N/A
                            Sept. 30                  $  17.63              $  11.50              $ 0.0400
                             Dec. 31                  $  17.13              $  10.50              $ 0.0425

       1997                  Dec. 31                   $ 17.38              $  15.63                   N/A


As of February 26, 1999, there were 6,276,221 shares of the Company's common stock outstanding and approximately 1,544 holders of record. The holders of record include banks and brokers who act as nominees, each of whom may represent more than one stockholder.

The Board of Directors of the Company declared two quarterly cash dividends during the seven-month period ended December 31, 1998, as shown in the table above. The Board will review the dividend regularly and hopes to maintain a regular quarterly dividend in the future, based on the Company's earnings, financial condition and other factors.


ITEM 6.  SELECTED FINANCIAL DATA

                                  SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA
                                                                           AT MAY 31,
                                       AT DECEMBER 31,  ________________________________________________________________
                                            1998          1998         1997          1996        1995(7)      1994(7)
                                            ----          ----         ----          ----        -------      -------
                                                                  (IN THOUSANDS)
Selected Financial Data:
    Total assets......................   $ 445,139     $ 410,394    $ 286,545     $ 274,053    $ 258,679     $ 234,048
    Loans receivable, net (1).........     261,463       212,665      138,323       108,897      122,663       108,598
    Investment securities.............     155,490       170,749      126,393       144,284      110,333       105,433
    Real estate owned, net............         371           409          224           330          493           306
    Deposits..........................     246,882       222,722      221,211       232,965      229,011       207,527
    FHLB advances.....................      79,480        62,850        5,250         3,600           --            --
    Securities sold
      under repurchase agreements.....      25,310        27,190       23,090         4,700           --            --
    Stockholders' equity..............      84,237        86,150       28,114        24,770       23,076        21,910



                                        FOR THE SEVEN
                                        MONTHS ENDED               FOR THE YEAR ENDED MAY 31,
                                        DECEMBER 31,    ________________________________________________________________
                                            1998          1998         1997          1996        1995(7)      1994(7)
                                            ----          ----         ----          ----        -------      -------
                                                                  (IN THOUSANDS)
Selected Operating Data:
    Interest income...................   $  17,311     $  23,777    $  20,691     $  18,333    $  16,253     $  15,786
    Interest expense..................       7,560         9,972        9,376         8,717        6,828         5,922
                                          --------      --------     --------      --------     --------      --------
        Net interest income...........       9,751        13,805       11,315         9,616        9,425         9,864
        Less provision for loan losses        (292)         (592)        (130)         (140)        (261)         (415)
                                          --------      --------     --------      --------     --------      --------
        Net interest income after
          provision for loan losses...       9,459        13,213       11,185         9,476        9,164         9,449
    Other income
        Service and fee income........       1,422         2,134        1,915         1,768        1,369         1,996
        Securities transactions.......         561           742          816         (356)        (429)           845
        Loan transactions.............         140            94          137           119           14           123
        Other income (loss)...........           6           169         (89)         (159)         (79)           (17)
                                          --------      --------     --------      --------     --------      --------
              Total other income, net.       2,129         3,139        2,779         2,084          875         2,947
                                          --------      --------     --------      --------     --------      --------
    Other expense
        Salaries and employee benefits       4,314         5,870        5,256         5,050        3,958         3,877
        ESOP and RRP benefits.........         922           730           --            --           --            --
        FDIC insurance................          17            28           12            53          466           456
        Occupancy and equipment.......         649         1,219        1,308         1,238        1,202         1,143
        Data processing...............         500           672          640           484          414           341
        Advertising...................         282           160          152           129          112            69
        Professional fees.............         579           583          240           325          222           270
        Contribution to
          The Warwick Savings
          Foundation..................          --         1,924           --            --           --            --
    Other operating expenses..........       1,524         2,001        1,735         1,791        1,722         1,606
                                          --------      --------     --------      --------     --------      --------
              Total other expenses....       8,787        13,187        9,343         9,070        8,096         7,762
    Income before income tax
      expense and cumulative
      effect of change in
      accounting principle............       2,801         3,165        4,621         2,490        1,943         4,634
    Income tax expense................       1,154         1,304        1,756         1,024          794         2,115
                                          --------      --------     --------      --------     --------      --------
    Income before cumulative effect
      of change in accounting principle      1,647         1,861        2,865         1,466        1,149         2,519
    Cumulative effect of change
      in accounting principle.........          --            --           --            --        (645)            --
                                          --------      --------     --------      --------     --------      --------
    Net income........................   $   1,647     $   1,861    $   2,865     $   1,466    $     504     $   2,519
                                          ========      ========     ========      ========     ========      ========

                                                    AT OR FOR
                                                     THE SEVEN
                                                   MONTHS ENDED      AT OR FOR THE YEAR ENDED MAY 31,
                                                   DECEMBER 31,  ________________________________________________________
                                                       1998       1998        1997       1996       1995(7)    1994(7)
                                                     ---------    -----       -----      -----      -------    -------
Selected Financial Ratios and Other Data (2):
    Performance Ratios:
        Return on average assets................       0.66%      0.57%       1.00%      0.56%       0.21%      1.11%
        Return on average equity................       3.29       3.72       11.02       6.29        2.32      12.11
        Average equity to average assets........      20.18      15.40        9.12       8.94        9.18       9.14
        Equity to total assets..................      18.92      20.99        9.81       9.04        8.92       9.36
        Core deposits to total deposits (3).....      71.24      68.16       66.08      63.28       59.49      77.25
        Net interest spread (4).................       3.17       3.58        3.62       3.48        3.84       3.92
        Net interest margin (5).................       4.19       4.50        4.20       3.98        4.27       4.35
        Operating expense to average assets.....       3.54       4.06        3.28       3.48        3.42       3.41
        Average interest-earning assets to
            average interest-bearing liabilities       1.32       1.28        1.17       1.14        1.14       1.16
        Efficiency ratio (6)....................      78.60      81.87       71.10      80.80       75.56      65.54
    Regulatory Capital Ratios:
        Bank:
            Tangible capital....................      11.99      13.91        9.53       9.51        9.79       9.95
            Core capital........................      22.82      25.55       19.46      17.52       16.00      20.00
            Risk-based capital..................      23.90      26.27       20.33      18.45       16.00      20.00
        Company:
            Tangible capital....................      18.87      21.44          --         --          --         --
            Core capital........................      35.88      40.07          --         --          --         --
            Risk-based capital..................      36.94      40.78          --         --          --         --
    Asset Quality Ratios:
            Non-performing loans to total loans.       0.79       0.47        1.02       0.78        1.78       2.02
            Non-performing loans to total assets       0.47       0.30        0.50       0.31        0.85       0.95
            Non-performing assets to total assets      0.55       0.35        0.58       0.44        1.04       1.08
            Allowance for loan losses
                to total loans..................       0.66       0.75        0.88       1.18        0.97       0.83
            Allowance for loan losses
                to non-performing loans.........      82.99     123.61       86.09     151.22       54.77      41.06
    Other Data:
        Branch Offices..........................          4          4           4          4           4          4

----------
(1) Loans receivable, net, represents total loans less net deferred loan fees and the allowance for loan losses.
(2) Regulatory Capital Ratios and Asset Quality Ratios are end of period ratios. With the exception of period-end ratios, all ratios are based on average monthly balances during the periods indicated.
(3) The Bank considers the following to be core deposits: checking accounts, passbook accounts, NOW accounts and money market accounts.
(4) The interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(5) The net interest margin represents net interest income as a percentage of average interest-earning assets.
(6) The efficiency ratio represents non-interest expense as a percentage of the sum of net interest income and non- interest income excluding any gains or losses on sales of assets.
(7) The selected financial data of the Bank as of May 31, 1995 and 1994 are not derived from audited financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Warwick Community Bancorp, Inc. (the "Company") is a bank holding company incorporated in September 1997 under the laws of the State of Delaware and is registered under the Bank Holding Company Act of 1956, as amended. The Company was organized at the direction of The Warwick Savings Bank (the "Bank") for the purpose of acquiring all of the common stock of the Bank issued in connection with the conversion of the Bank from mutual to stock form ("Conversion"). On December 23, 1997, the Bank completed its Conversion, and the Company sold 6,414,125 shares of its common stock at a price of $10.00 per share in a subscription offering ("Offering") to certain depositors of the Bank. In connection with the Conversion and Offering, the Company established The Warwick Savings Foundation ("Foundation") and made a charitable contribution of 192,423 shares of the Company's common stock to the Foundation, which resulted in a one-time charge relating to the funding of the Foundation of $1.9 million ($1.2 million net of tax). The net proceeds from the Offering amounted to $61.5 million, and the Company contributed 50% of the net proceeds from the Offering to the Bank in exchange for all of the issued and outstanding shares of common stock of the Bank. The remaining net proceeds were retained by the Company and invested primarily in federal funds, government and federal agency mortgage-backed securities, other debt securities and equity securities. Prior to the Offering, the Company had no significant assets, liabilities or operations. Presently, the only significant assets of the Company are the capital stock of the Bank, the note evidencing the loan the Company made to the Warwick Community Bancorp, Inc. Employee Stock Ownership Plan ("ESOP") to allow the ESOP to purchase 8% of the Company's common stock issued in the Offering and the investment of the net proceeds of the Offering retained by the Company.

The primary business of the Company is the operation of its wholly owned subsidiary, the Bank. The Bank's principal business has been and continues to be attracting retail deposits from the general public in the areas surrounding its four branches and investing those deposits, together with funds generated from operations and borrowings, primarily in one- to four-family residential mortgage loans, mortgage-backed securities, commercial business and real estate loans and various debt and equity securities.

The Bank's results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on its interest-earning assets, such as loans and securities, and the interest expense on its interest-bearing liabilities, such as deposits and borrowed funds. The Bank also generates other income, such as service charges and other fees, which are primarily servicing fees received from residential mortgage loans that are sold with servicing retained. Other expenses primarily consist of employee compensation and benefits, occupancy expenses, federal deposit insurance premiums, net costs of real estate owned, data processing fees and other operating expenses. The Bank's results of operations are also significantly affected by general economic and competitive conditions (particularly changes in market interest rates), government policies, changes in accounting standards and actions of regulatory agencies.

While the following discussion of financial condition and results of operations includes the collective results of the Company and the Bank, this discussion reflects primarily the Bank's activities. Unless otherwise disclosed, the information presented in this Annual Report reflects the financial condition and results of operations of the Company and the Bank on a consolidated basis.

MANAGEMENT STRATEGY

The Bank has historically employed an operating strategy that emphasizes the origination of one- to four-family residential mortgage loans in its market area with both fixed and variable rates and, to an increasing degree over the past 10 years, its commercial lending business, with mostly prime rate-based loans secured by real estate located mainly in Orange County, New York. Due in part to this strategy, the Bank historically has had profitable operations, resulting in a strong regulatory capital position. The Bank's goal of maintaining this position has led to an overall strategy of managed growth in both deposits and assets. The major elements of the Company's operating strategy are to: (i) grow and diversify the Bank's loan portfolio by continuing to originate owner-occupied residential mortgage loans, commercial business and commercial real estate loans, construction loans and consumer loans in its market area;
(ii) complement the Bank's mortgage lending activities by investing in mortgage-backed and other securities; (iii) maintain the Bank's relatively low cost of funds and (iv) manage the Bank's level of interest rate risk. From time to time, the Bank employs a leveraging strategy, whereby borrowings are used to fund specific investments in order to provide for a reasonable net margin of return. The Bank also seeks to attract and retain customers through extended office hours, low turnover of employees and prompt, flexible and personalized production of a variety of loan products. In addition, it is a goal of the Bank to increase its market share in the communities it serves through the acquisition or establishment of branch offices and, if appropriate, the acquisition of smaller financial institutions. Additionally, it is a goal of the Bank to expand into new markets. For this reason, the Bank has expanded its mortgage banking operations and lending into New Jersey, and the Company is in the process of forming a de novo commercial bank to be headquartered in Bergen County, New Jersey.

MANAGEMENT OF INTEREST RATE RISK

The principal objectives of the Bank's interest rate risk management activities are to: (i) evaluate the interest rate risk included in certain balance sheet accounts, (ii) determine the level of risk appropriate given the Bank's business focus, operating environment, capital and liquidity requirements and performance objectives, (iii) establish prudent asset concentration guidelines and (iv) manage the risk consistent with Board approved policies and guidelines. Through such management, the Bank seeks to reduce the vulnerability of its operating results to changes in interest rates and to manage the ratio of interest rate sensitive assets to interest rate sensitive liabilities within specified maturities or repricing dates. The Bank closely monitors its interest rate risk as such risk relates to its operating strategies. The extent of the movement of interest rates, higher or lower, is an uncertainty that could have a negative impact on the earnings of the Bank.

Historically, the Bank has been a traditional thrift lender, but differentiated itself from other thrifts by also focusing on commercial lending since the late 1980's and commission-based mortgage banking operations since 1995. The Bank also adopted a more competitive pricing policy, more efficient lock-in policies to close loans faster and more streamlined Federal National Mortgage Association ("FNMA") approved processing and underwriting procedures. Additionally, the Bank's array of products has expanded to include Federal Housing Authority ("FHA"), Veterans Administration ("VA") and State of New York Mortgage Association ("SONYMA") loans. As a result, the Bank has invested a relatively large amount of its earning assets in fixed-rate loans and fixed-rate mortgage-backed securities with contractual maturities of up to 30 years. At December 31, 1998, an aggregate of $202.5 million, or 48.65% of total earning assets, were invested in such assets. Based upon the assumptions used in the following table, at December 31, 1998, the Company's total interest-bearing liabilities maturing or repricing within one year exceeded its total interest-earning assets maturing or repricing in the same time period by $32.9 million, representing a one-year cumulative "gap," as defined below, as a percentage of total assets of negative 7.39%. Accordingly, management views the Company as having a manageable gap position, but still slightly vulnerable to a rising interest rate environment.

The Bank has taken several actions, under various market conditions, designed to manage its level of interest rate risk. These actions have included: (i) increasing the percentage of the loan portfolio consisting of adjustable-rate mortgage loans and prime rate-based commercial loans through originations, as market conditions permit, (ii) selling fixed-rate loans, but retaining the servicing rights, (iii) purchasing shorter-term investment securities and (iv) seeking to increase the percentage of checking accounts in its deposit base. Additionally, in the normal course of business, the Bank uses off-balance sheet financial instruments primarily as part of mortgage banking hedging strategies. Such instruments generally include put options purchased and forward commitments to sell mortgage loans. As a result of interest rate fluctuations, these financial instruments will develop unrealized gains or losses that mitigate changes in the underlying hedged portion of the balance sheet. When effectively used, these instruments are designed to moderate the impact on earnings as interest rates move up or down.

GAP ANALYSIS. The matching of assets and liabilities may be analyzed by examining the extent to which such assets or liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, therefore, a negative gap would tend to adversely affect net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income.

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 1998, which are anticipated by the Bank, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined based on the earlier of term to repricing or the term to repayment of the asset or liability. The table is intended to provide an approximation of the projected repricing of assets and liabilities at December 31, 1998 on the basis of contractual maturities, anticipated prepayments and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be reinvested and/or repriced as a result of contractual amortization and anticipated early payoffs of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans. For loans on one- to four-family residential properties and mortgage-backed securities, assumed average annual prepayment rates of 10.05% and 37.66%, respectively, were utilized.


                                                         AT DECEMBER 31, 1998
                                    --------------------------------------------------------------
                                        MORE THAN   MORE THAN  MORE THAN  MORE THAN
                                           THREE       ONE       THREE      FIVE
                                         MONTHS TO   YEAR TO   YEARS TO   YEARS TO   MORE THAN
                            THREE MONTHS  TWELVE      THREE      FIVE        TEN        TEN
                               OR LESS    MONTHS      YEARS      YEARS      YEARS      YEARS      TOTAL
                              ---------   ------      -----      -----      -----      -----      ----
                                                        (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Mortgage loans (1)(5)..... $  24,384  $  17,403  $  10,580  $  10,914  $   8,541  $ 119,503  $ 191,325
  Other loans (1)(2)........    23,382        978     13,873     20,152     12,448      1,370     72,203
  Mortgage-backed
    securities, fixed (5)...     7,171     23,001          5         --     19,014     19,797     68,988
  Mortgage-backed
    securities, variable (5)     1,348         --         --         39         --         --      1,387
  Mutual funds and
    preferred stock.........        --     16,232         --         --         --      1,120     17,352
  Investment securities:
    held-to-maturity........       545        350        104         --         --      5,000      5,999
  Investment securities:
    available-for-sale......     1,005         --      1,075      1,873     17,214     37,818     58,985
                               -------    -------    -------    -------    -------   --------   --------
        Total interest-
          earning assets....    57,835     57,964     25,637     32,978     57,217    184,608    416,239
Net deferred loan
  fees and costs (3)........      (32)       (23)       (28)       (36)       (24)      (149)      (292)
                               -------    -------    -------    -------    -------   --------   --------
        Net interest-
          earning assets....    57,803     57,941     25,609     32,942     57,193    184,459    415,947
                               -------    -------    -------    -------    -------   --------   --------
Interest-bearing liabilities:
  Passbook accounts (4).....        --     16,456         --         --         --     65,825     82,281
  Escrow accounts...........        --         --         --         --         --      1,965      1,965
  NOW accounts..............        --         --         --         --         --     11,765     11,765
  Money market accounts.....    37,053                                          --         --     37,053
  Certificates of deposit...    21,475     43,329      4,858      1,748         --         --     71,410
  Borrowed funds............    15,230     15,100     10,460      9,000     55,000         --    104,790
                               -------    -------    -------    -------    -------   --------   --------
        Total interest-
          bearing liabilities   73,758     74,885     15,318     10,748     55,000     79,555    309,264
                               -------    -------    -------    -------    -------   --------   --------
  Interest rate
    sensitivity gap.........$ (15,955) $ (16,944)  $  10,291  $  22,194  $   2,193  $ 104,904  $ 106,683
                               =======    =======    =======    =======    =======   ========   ========
  Cumulative interest
    rate sensitivity gap....$ (15,955) $ (32,899) $ (22,608) $    (414)  $   1,779  $ 106,683
                               =======    =======    =======    =======    =======   ========
  Cumulative interest rate
    sensitivity gap as a
    percentage of total assets (3.58)%    (7.39)%    (5.08)%    (0.09)%      0.40%     23.97%
  Cumulative net interest-
    earning assets as a
    percentage of
    cumulative interest-
    bearing liabilities.....    78.37%     77.87%     86.21%     99.76%    100.77%    134.50%

----------
(1) For purposes of the gap analysis, mortgage and other loans are not reduced for the allowance for loan losses and non-performing loans.
(2) For purposes of the gap analysis, second mortgage loans are included in the "Other Loans" category.
(3) For purposes of the gap analysis, unearned fees and deferred loan origination costs are prorated.
(4) For purposes of the gap analysis, based upon the Bank's historical experience, management traditionally slots 20% of the Bank's total savings account balances into the twelve-month time horizon. The remaining 80% are viewed as long-term deposits.

(5) For loans on residential properties an average annual prepayment rate of 10.05% is utilized. Mortgage-backed securities are assumed to prepay at an average annual rate of 37.66%.

Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate loans, have features which restrict changes in interest rates both on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, prepayments and early withdrawal levels would likely deviate significantly from those assumed in calculating the table. Finally, the ability of many borrowers to make scheduled payments on their adjustable-rate loans may decrease in the event of an interest rate increase.

The Company's interest rate sensitivity is also monitored by management through the use of a model which internally generates estimates of the change in net portfolio value ("NPV") over a range of interest rate change scenarios. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. For purposes of the NPV table, prepayment speeds similar to those used in the "gap" table were used, reinvestment rates were those in effect for similar products being offered and rates on core deposits were modified to reflect recent trends. The following table sets forth the Company's NPV as of December 31, 1998, as calculated by the Company.

                                               NET PORTFOLIO VALUE                 PORTFOLIO VALUE OF ASSETS
                                         ---------------------------------         -------------------------
                                              (DOLLARS IN THOUSANDS)
  RATE IN BASIS POINTS
      (RATE SHOCK)                 $ AMOUNT          $ CHANGE      % CHANGE         NPV RATIO   % CHANGE (1)
     --------------                --------          --------      --------         --------     ----------
           200                     $79,675        $(7,559)            (9)%           18.86        (.71)%
           100                      85,665         (1,569)             (2)           19.65           .08
         Static                     87,234              --              --           19.57            --
          (100)                     83,328         (3,906)             (4)           18.42        (1.15)
          (200)                     77,400         (9,834)            (11)           16.94        (2.63)

(1) Based upon the portfolio value of the Company's assets assuming no change in interest rates.

As in the case with the "gap" table, certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in NPV require the making of certain assumptions which may or may not reflect the manner in which actual yields and costs respond to changes in actual market interest rates. In this regard, the NPV model presented assumes that the composition of the Company's interest rate sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the NPV measurements and net interest income models provide an indication of the Company's interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on the Company's net interest income and will differ from actual results.

ANALYSIS OF NET INTEREST INCOME

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

AVERAGE BALANCE SHEETS. The table on the following page sets forth certain information relating to the Company for the seven months ended December 31, 1998 and for the years ended May 31, 1998 and 1997. The yields and costs were derived by dividing interest income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances were computed based on month-end balances. Yields for the seven months ended December 31, 1998 are annualized. Management believes the use of average monthly balances instead of average daily balances does not have a material effect on the information presented. The yields include deferred fees and discounts which are considered yield adjustments.

                                                                 FOR THE YEAR ENDED MAY 31,
                       FOR THE SEVEN MONTHS ENDED         -----------------------------------------
                            DECEMBER 31, 1998                  1998                      1997
                          --------------------          -------------------       -------------------
                                           AVERAGE                    AVERAGE                    AVERAGE
                         AVERAGE           YIELD/    AVERAGE          YIELD/    AVERAGE          YIELD/
                         BALANCE INTEREST   COST     BALANCE INTEREST  COST     BALANCE INTEREST  COST
                         ------- --------   ----     ------- --------  ----     ------- --------  ----
Assets:
  Interest-earning assets:
    Mortgage
      loans, net(1).... $183,573 $  7,998      7.47% $131,973 $ 10,191  7.72%   $ 90,771 $  7,152  7.88%
  Consumer and
    other loans, net(1)   49,510    2,601       9.01   39,931    3,774   9.45     36,160    3,457   9.56
  Mortgage-backed
    securities.........   82,333    3,383       7.04   75,020    5,533   7.38     80,255    5,897   7.35
  Federal funds sold...       --       --         --    3,130      172   5.50        283       15   5.30
  Interest earning
    accounts at banks..      548       19       5.94      635       34   5.35        395       18   4.56
  Investment securities   82,521    3,310       6.88   56,374    4,073   7.22     61,508    4,152   6.75
                        --------  -------             -------  -------          --------  -------
      Total interest-
        earning assets.  398,485   17,311       7.45  307,063   23,777   7.74    269,372   20,691   7.68
                                  -------                      -------                    -------
      Non-interest
        earning assets.   27,349                       17,846                     15,856
                        --------                      -------                   --------
          Total assets. $425,834                     $324,909                   $285,228
                        ========                      =======                   ========
Liabilities and
  stockholders' equity:
  Interest-bearing liabilities:
    Passbook accounts.. $ 80,956 $  1,384      2.93% $ 77,999 $  2,304  2.95%   $ 78,132 $  2,323  2.97%
    Escrow deposits....    2,016       63       5.36    1,422       94   6.61      1,020       50   4.90
    NOW accounts.......   18,084      171       1.62   15,384      245   1.59     14,117      227   1.61
    Money market
      accounts.........   33,242      732       3.77   25,827      849   3.29     27,016      883   3.27
  Certificate accounts.   70,234    2,014       4.92   74,618    3,823   5.12     79,155    3,985   5.03
                        --------  -------             -------  -------          --------  -------
  Total deposits.......  204,532    4,364       3.66  195,250    7,315   3.75    199,440    7,468   3.74
  Borrowed funds.......   98,243    3,196       5.58   44,437    2,657   5.98     31,249    1,908   6.11
                        --------  -------             -------  -------          --------  -------
      Total interest-
        bearing
        liabilities....  302,775    7,560       4.28  239,687    9,972   4.16    230,689    9,376   4.06
                                  -------                      -------                    -------
  Non-interest
    bearing liabilities   37,131                       35,174                     28,528
                        --------                      -------                   --------
      Total liabilities  339,906                    274,861                    259,217
  Stockholders' Equity.   85,928                       50,048                     26,011
                        --------                      -------                   --------
      Total liabilities
        and
        stockholders'
        equity......... $425,834                     $324,909                   $285,228
                        ========                      =======                   ========
  Net interest income/
    interest rate spread(2)      $  9,751      3.17%           $13,805  3.58%             $11,315  3.62%
                                  =======    =======           ======= ======             ======= ======
  Net interest-earning
    assets/net interest
    margin(3).......... $ 95,710               4.19%  $67,376           4.50%    $38,683           4.20%
                        ========            ========  =======          ======   ========          ======
  Ratio of interest-earning
    assets to interest-bearing
    liabilities........                      131.61%                  128.11%                    116.77%
                                             =======                   ======                     ======

----------
(1) In computing the average balance of loans, non-accrual loans have been included.
(2) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest- bearing liabilities.
(3) Net interest margin on interest-bearing assets represents net interest income as a percentage of average-earning assets.

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

                                       SEVEN MONTHS ENDED DECEMBER 31, 1998    YEAR ENDED MAY 31, 1998
                                                    COMPARED TO                      COMPARED TO
                                       SEVEN MONTHS ENDED DECEMBER 31, 1997    YEAR ENDED MAY 31, 1997
                                            ---------------------------        -----------------------
                                                INCREASE (DECREASE)              INCREASE (DECREASE)
                                              IN NET INTEREST INCOME           IN NET INTEREST INCOME
                                                      DUE TO                           DUE TO
                                            ---------------------------        -----------------------
                                           VOLUME      RATE        NET      VOLUME      RATE        NET
                                          ---------    ----     ---------   ------     -------   --------
                                                                  (IN THOUSANDS)
Interest-earning assets:
    Mortgage loans, net................   $ 2,922   $  (444)    $ 2,478    $ 3,246   $  (207)    $ 3,039
    Consumer and other loans, net......       632      (116)        516        361       (44)        317
    Mortgage-backed securities.........       615      (195)        420      (385)         21      (364)
    Federal funds sold.................     (103)         --      (103)        151          6        157
    Interest earning accounts at banks.       (2)          3          1         11          5         16
    Investment securities..............     1,529      (209)      1,320      (347)        268       (79)
                                           ------       ----     ------     ------       ----     ------

                Total..................     5,593      (961)      4,632      3,037         49      3,086
                                           ------       ----     ------     ------       ----     ------

Interest-bearing liabilities:
    Passbook accounts..................        42       (23)         19        (4)       (15)       (19)
    Escrow accounts....................        27       (27)         --         20         24         44
    NOW accounts.......................        30          2         32         20        (2)         18
    Money market accounts..............       137         92        229       (39)          5       (34)
    Certificates of deposits...........     (170)      (113)      (283)      (228)         66      (162)
    Borrowed funds.....................     2,352      (382)      1,970        805       (56)        749
                                           ------       ----     ------     ------       ----     ------

                Total..................     2,418      (451)      1,967        574         22        596
                                           ------       ----     ------     ------       ----     ------

Net change in net interest income......   $ 3,175   $  (510)    $ 2,665    $ 2,463    $    27    $ 2,490
                                           ======       ====     ======     ======       ====     ======

ASSET QUALITY

NON-PERFORMING LOANS. Management and the Board of Directors perform a monthly review of delinquent loans. The actions taken by the Bank with respect to the delinquencies vary depending on the nature of the loan and period of delinquency. The Bank's policies on residential mortgage loans provide that delinquent mortgage loans be reviewed and that a late charge notice be mailed no later than the 15th day of delinquency, with the delinquency charge assessed on the 16th day. The Bank's collection policies on residential mortgage loans essentially mirror those shown in the FNMA servicing agreements. On other loans, telephone contact and various delinquency notices at different intervals are the methods used to collect past due loans.

It is the Bank's general policy to discontinue accruing interest on all loans when management has determined that the borrower will be unable to meet contractual obligations or when interest or principal payments are 90 days past due. When a loan is classified as non-accrual, the recognition of interest income ceases. Interest previously accrued and remaining unpaid is reversed against income. Cash payments received are applied to principal, and interest income is not recognized unless management determines that the financial condition and payment record of the borrower warrant the recognition of income. If a foreclosure action is commenced and the loan is not brought current, paid in full or an acceptable workout arrangement is not agreed upon before the foreclosure sale, the real property securing the loan is generally sold at foreclosure. Property acquired by the Bank as a result of foreclosure on a mortgage loan is classified as "real estate owned" and is recorded at the lower of the unpaid balance or fair value less costs to sell at the date of acquisition and thereafter. Upon foreclosure, it is the Bank's policy to generally require an appraisal of the property and, thereafter, appraise the property on an as-needed basis.

OTHER REAL ESTATE OWNED. At December 31, 1998, the Bank's other real estate owned ("OREO"), net, which consisted of four single-family residential properties, totaled $371 thousand and was held directly by the Bank.

The following table sets forth information regarding non-accrual loans, other past due loans and OREO. There were no troubled restructurings within the meaning of Statement of Financial Accounting Standards ("SFAS") No. 15 at any of the dates presented below.


                                                        AT               AT MAY 31,
                                                   DECEMBER 31, __________________________________________
                                                       1998     1998        1997        1996        1995
                                                     ---------  -----       -----       -----       -----
                                                                   (DOLLARS IN THOUSANDS)
Non-accrual mortgage loans delinquent
    more than 90 days.........................     $  631      $  699      $1,111     $  582      $1,093
Non-accrual other loans delinquent
    more than 90 days.........................         88         186          83         82         131
                                                   ------      ------      ------     ------      ------

        Total non-accrual loans...............        719         885       1,194        664       1,224
        Total 90 days or more
            delinquent and still accruing.....      1,362         133         237        199         978
                                                   ------      ------      ------     ------      ------

        Total non-performing loans............      2,081       1,018       1,431        863       2,202
        Total foreclosed real estate,
            net of related allowance for losses       371         409         224        330         493
                                                   ------      ------      ------     ------      ------

        Total non-performing assets...........     $2,453      $1,427      $1,655     $1,193      $2,695
                                                   ======      ======      ======     ======      ======

Non-performing loans to total loans...........      0.79%       0.47%       1.02%      0.78%       1.78%
Non-performing assets to total assets.........      0.55%       0.35%       0.58%      0.44%       1.04%

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 1998 AND DECEMBER 31, 1997

Total assets increased $104.3 million to $445.1 million at December 31, 1998 from $340.8 million at December 31, 1997, reflecting the Company's ongoing strategy of managed growth. This increase in total assets was primarily the result of increases in the Company's interest-earning assets, as the Company grew both its loan and investment securities portfolios. The asset growth was also funded through borrowings, which increased $76.8 million to $104.8 million at December 31, 1998. At December 31, 1998, the Company had $25.3 million in securities sold under repurchase agreements and $79.5 million in term loans from the Federal Home Loan Bank of New York ("FHLBNY"). Deposit liabilities increased by $33.4 million to $246.9 at December 31, 1998 from $213.5 million at December 31, 1997, primarily due to increases in demand checking accounts, money market accounts and NOW accounts.

Asset growth was concentrated in mortgage loans, net which increased $61.3 million to $194.6 million at December 31, 1998 from $133.3 million at December 31, 1997. Other loans, net, showed an increase of $11.8 million to $53.1 million at December 31, 1998 from $41.3 million at December 31, 1997. Total securities were $155.5 million at December 31, 1998 compared to $127.6 million at December 31, 1997. Securities held-to-maturity at December 31, 1998 totaled $6.0 million as compared to $5.4 million at December 31, 1997. Securities available-for-sale at December 31, 1998 totaled $149.5 million as compared to $122.2 million at December 31, 1997. This increase is primarily the result of the Bank's utilization of additional wholesale leveraging transactions in order to enhance earnings.

Bank premises and equipment, net, increased $3.0 million, or 93.8%, from $3.2 million at December 31, 1997 to $6.2 million at December 31, 1998. This increase was primarily the result of the costs associated with the opening of the Company's newly constructed full-service branch facility located in the Town of Wallkill, and from the upgrading and replacement of much of the Company's electronic data processing hardware and software in connection with the Company's Year 2000 compliance plan. The FHLBNY stock portfolio increased by $2.9 million in conjunction with both the Company's larger asset size and the utilization of wholesale leveraging transactions.

Total stockholders' equity decreased $2.0 million at December 31, 1998 from $86.2 million at December 31, 1997. This decrease was primarily attributable to the $4.6 million in open market purchases of the Company's common stock in conjunction with the establishment of the Recognition and Retention Plan of the Company ("RRP"). Also contributing to this decrease was the payment of the Company's cash dividend to shareholders of $545 thousand. The decrease in total stockholders' equity was partially offset by net income of $1.6 million for the seven months ended December 31, 1998.

COMPARISON OF OPERATING RESULTS FOR THE SEVEN MONTHS ENDED DECEMBER 31, 1998 AND 1997

GENERAL. Net income for the seven months ended December 31, 1998 totaled $1.6 million, or $0.28 per share, as compared to a net loss of $112 thousand for the comparable period in 1997. The seven months ended December 31, 1997 included a one-time after-tax charge of $1.2 million for the establishment of the Foundation in connection with the Bank's Conversion in December 1997. Excluding the one-time charge for the Foundation, net income for the seven months ended December 31, 1997 would have been $1.0 million. Earnings per share results are not available for the seven months ended December 31, 1997 since the Company did not complete its Offering until December 23, 1997.

NET INTEREST INCOME. Net interest income for the seven months ended December 31, 1998 increased $2.7 million, or 38.0%, to $9.8 million, from $7.1 million for the seven months ended December 31, 1997.

Net interest margin is net interest income expressed as a percentage of total average earnings assets. For the seven months ended December 31, 1998 the net interest margin was 4.19% as compared to 4.39% for the seven months ended December 31, 1997. This decrease was primarily attributable to the 41 basis point decrease in the average yield earned on interest-earnings assets coupled with the 47 basis point increase in the average rate paid on money-market accounts, as compared to the seven months ended December 31, 1997. Excluding money-market accounts, the rates paid on other interest-bearing liabilities decreased, which resulted in a net increase in the average rate paid on interest-bearing liabilities of 12 basis points as compared to the 1997 period. This reflects the continuation of the lower interest rate environment during 1998. Average interest-earning assets increased $121.8 million from $276.7 million for the seven months ended December 31, 1997 to $398.5 million for the seven months ended December 31, 1998, while average interest-bearing liabilities increased $72.4 million from $230.4 million to $302.8 million for the same period. Supplementing the increase in average interest-bearing liabilities, funding for the increase in average interest-earning assets was primarily provided by a $55.6 million increase in average equity, which included the infusion of capital derived from the Offering, from $30.3 million for the seven months ended December 31, 1997, to $85.9 million for the comparable period ended December 31, 1998.

INTEREST INCOME. For the seven months ended December 31, 1998, interest income totaled $17.3 million as compared to $12.7 million for the seven months ended December 31, 1997. The $4.6 million, or 36.2%, increase was primarily attributable to a $2.5 million, or 45.5%, increase in the amount of interest earned on the Bank's mortgage loan portfolio, which resulted primarily from an increase in the average balance of the Company's mortgage loans from $120.0 million for the seven months ended December 31, 1997 to $183.6 million for the seven months ended December 31, 1998 as home purchasers and existing homeowners capitalized on the opportunities afforded by lower mortgage loan interest rates. The increase in interest income was also attributable, to a lesser extent, to growth in the Bank's commercial and consumer loan portfolios. Interest earned on other loans during the seven months ended December 31, 1998 increased by $516 thousand, compared to the seven months ended December 31, 1997. The growth experienced resulted from strong loan demand as discussed above. Interest earned on mortgage-backed and investment securities increased by $1.7 million over the same period, and resulted largely from the Bank's utilization of additional wholesale leveraging transactions in order to enhance earnings. Total interest income was further bolstered by increases in interest and dividends earned on securities, which were derived mainly from such wholesale leveraging transactions.

The average yield on interest-earning assets decreased to 7.45% for the seven months ended December 31, 1998, as compared to 7.86% for the seven months ended December 31, 1997. This was primarily due to the lower yields earned on the Bank's loan and investment securities portfolios due to lower long-term interest rates during the seven months ended December 31, 1998.

INTEREST EXPENSE. Interest expense for the seven months ended December 31, 1998 was $7.6 million, compared to $5.6 million for the seven months ended December 31, 1997. This increase was due primarily to an increase of $64.6 million in the average balance of borrowed funds, a 47 basis point increase in the average rate paid on money market accounts, and a $7.1 million increase in the average balance of money market accounts. These increases were partially offset by a $5.6 million decrease in the average balance of certificate accounts and by a 66 basis point decrease in the average rate paid on borrowed funds. The increase in interest expense is primarily attributable to increases in the interest paid on borrowings associated with the aforementioned wholesale leveraging transactions, which increased by $2.0 million.

PROVISION FOR LOAN LOSSES. The provision for loan losses for the seven months ended December 31, 1998 decreased to $292 thousand, as compared to $384 thousand for the seven months ended December 31, 1997. This decrease resulted from management's assessment of the growth in the loan portfolio, the level of the Bank's allowance for possible loan losses and its assessment of the local economy and market conditions. For the seven months ended December 31, 1998, loan charge-offs, net of recoveries, aggregated $77 thousand. At December 31, 1998, the allowance for possible loan losses totaled $1.7 million, and the ratio of such allowance to non-performing loans was 82.99%.

OTHER INCOME. Other income, consisting of service and fee income and gains and losses on securities and loan transactions, increased by $547 thousand, or 31.2%, to $2.1 million for the seven months ended December 31, 1998, as compared to $1.6 million for the seven months ended December 31, 1997. This increase was primarily attributable to an increase of $367 thousand in sales of securities, an increase of $201 thousand in service and fee income due to the growth in checking account deposits during 1998 and an increase of $74 thousand in loan sales, partially offset by a $95 thousand reduction in other income associated with write-offs of leasehold improvements and equipment that resulted from the closing of the Company's full-service leased branch and the simultaneous opening of the Company's new full-service branch in the Town of Wallkill.

OTHER EXPENSE. Other expense increased by $317 thousand to $8.8 million for the seven months ended December 31, 1998, as compared to $8.5 million for the seven months ended December 31, 1997. This increase resulted primarily from an increase in salaries and benefits of $1.1 million attributable to additions to staff necessary to attract and service a growing number of loan account and deposit account customers. Professional fees increased $336 thousand primarily as a result of ongoing consultation and audit activities in connection with the Company's new legal structure following the Offering and the Bank's Conversion. Advertising expense increased $176 thousand in order to support the Company's branch relocation and grand opening, and to promote the Bank's name in the highly competitive mortgage loan and commercial loan arenas. Other expenses for the seven months ended December 31, 1998 decreased by $1.9 million, the amount of the one-time charge for the establishment of the Foundation included in other expense for the seven months ended December 31, 1997.

PROVISION FOR INCOME TAXES. The provision for income taxes increased from $72 thousand for the seven months ended December 31, 1997 to $1.2 million for the seven months ended December 31, 1998. This increase was attributable to the increase in pre-tax income.

COMPARISON OF FINANCIAL CONDITION AT MAY 31, 1998 AND MAY 31, 1997

Total assets increased $123.9 million to $410.4 million at May 31, 1998, from $286.5 million at May 31, 1997, reflecting the Company's ongoing strategy of managed growth. This increase in total assets was primarily the result of increases in the Company's interest-earning assets, as the Company grew both its loan and investment securities portfolios. The asset growth was also funded through borrowings, which increased $61.7 million to $90.0 million at May 31, 1998, and from the $61.5 million in net proceeds raised by the Company in the Offering. At May 31, 1998, the Company had $27.2 million in securities sold under repurchase agreements and $62.9 million in term loans from the FHLBNY. Deposit liabilities increased by $1.5 million to $222.7 million at May 31, 1998 from $221.2 million at May 31, 1997, primarily due to increases in demand checking accounts, NOW accounts and money market accounts, offset by the decline in time certificates.

Asset growth was concentrated in mortgage loans, net, which increased $50.8 million to $148.2 million at May 31, 1998 from $97.4 million at May 31, 1997. Other loans, net, showed an increase of $11.1 million to $47.2 million at May 31,1998 from $36.1 million at May 31, 1997. Total securities were $170.7 million at May 31, 1998 compared to $126.4 million at May 31, 1997. Securities held-to-maturity at May 31, 1998 totaled $7.3 million as compared to $6.1 million at May 31,1997. Securities available-for-sale at May 31, 1998 totaled $163.4 million as compared to $120.3 million at May 31, 1997. This increase is primarily the result of the Bank's utilization of additional wholesale leverage transactions in order to enhance earnings.

Other assets increased $2.6 million, or 92.9%, from $2.8 million at May 31, 1997 to $5.4 million at May 31, 1998. This increase was primarily the result of an increase in capitalizable costs associated with the Bank's new full-service branch facility located in the Town of Wallkill that opened for business on July 27, 1998. Upon being placed into service, approximate costs of $2.3 million, relating to land improvements, the construction of the building and the purchase of furniture and equipment, were reclassified to "Bank premises and equipment, net."

Total stockholders' equity increased $58.0 million to $86.1 million at May 31, 1998 from $28.1 million at May 31, 1997. This increase was primarily attributable to the $61.5 million in net proceeds raised by the Company in the Offering in connection with the Bank's Conversion.

COMPARISON OF OPERATING RESULTS FOR THE FISCAL YEARS ENDED MAY 31, 1998 AND 1997

GENERAL. Net income for the fiscal year ended May 31, 1998, which included a one-time after-tax charge of $1.2 million for the establishment of the Foundation, totaled $1.9 million, or $0.30 per share, as compared to $2.9 million for the comparable 1997 fiscal year. However, excluding the one-time charge for the Foundation, net income for the fiscal year ended May 31, 1998 would have increased 5.2% to $3.1 million, or $0.49 per share. Earnings per share results are not available for the fiscal year ended May 31, 1997 because the Company did not complete its Offering until December 1997.

NET INTEREST INCOME. Net interest margin is net interest income expressed as a percentage of total average earning assets. For the fiscal year ended May 31, 1998 the net interest margin was 4.50%, as compared to 4.20% for the fiscal year ended May 31, 1997. This increase was primarily attributable to the $37.7 million increase in average interest-earning assets from $269.4 million over the fiscal year ended May 31, 1997 to $307.1 million over the fiscal year ended May 31, 1998, while average interest-bearing liabilities increased $9.0 million from $230.7 million to $239.7 million over the same period. Supplementing the increase in average interest-bearing liabilities, funding for the increase in average interest-earning assets was primarily provided by a $24.0 million increase in average retained earnings, which included the infusion of capital derived from the Offering, from $26.0 million for the fiscal year ended May 31, 1997, to $50.0 million for the comparable period ended May 31, 1998.

Net interest income for the fiscal year ended May 31, 1998 increased $2.5 million, or 22.0%, to $13.8 million, from $11.3 million for the fiscal year ended May 31, 1997.

The increase in interest income resulted primarily from the significant growth of the mortgage loan portfolio, as home purchasers and existing homeowners capitalized on the opportunities afforded by lower mortgage loan interest rates. Concurrently, the more modest increase in interest expense resulted primarily from an increase in interest on borrowed funds, coupled with a decrease in time deposit interest expense.

INTEREST INCOME. For the fiscal year ended May 31, 1998 interest income totaled $23.8 million, as compared to $20.7 million for the fiscal year ended May 31, 1997. The $3.1 million, or 14.9%, increase in 1998 was primarily attributable to a $3.0 million, or 42.5%, increase in the amount of interest earned on the Bank's mortgage loan portfolio, which resulted primarily from an increase in the average balance of the Company's mortgage loans from $90.7 million for the fiscal year ended May 31, 1997 to $132.0 million for the fiscal year ended May 31, 1998. Interest earned on other loans and on federal funds sold during the fiscal year ended May 31, 1998 increased by $317 thousand and $157 thousand, respectively, compared to the fiscal year ended May 31, 1997. Those increases, however, were largely offset by a $443 thousand decrease in interest earned on mortgage-backed and investment securities over the same period.

The increase in the average yield on interest-earning assets to 7.74% for the fiscal year ended May 31, 1998, as compared to 7.68% for the fiscal year ended May 31, 1997, resulted in part from the sale of relatively lower yielding securities, and the purchase of higher yielding securities with portions of the proceeds from such sales, in connection with the Company's restructuring of its investment securities portfolio during the summer of 1997. However, the improvement in yield derived from investments was partially offset by lower yields earned on the Bank's loan portfolios due to lower long-term interest rates at the start of 1998.

INTEREST EXPENSE. Interest expense for the fiscal year ended May 31, 1998 was $10.0 million, compared to $9.4 million for the fiscal year ended May 31, 1997, due primarily to an increase of $13.2 million in the average balance of borrowed funds, a 171 basis point increase in the average rate paid on escrow deposits and a $402 thousand increase in the average balance of escrow deposits in connection with the increase in the Company's mortgage loans and additional wholesale leverage transactions entered into during the 1998 fiscal year. These increases were partially offset by a $4.2 million decrease in the average balance of total interest-bearing deposits and by a 13 basis point decrease in the average rate paid on borrowed funds.

PROVISION FOR LOAN LOSSES. The provision for loan losses for the fiscal year ended May 31, 1998 increased to $592 thousand, as compared to $130 thousand for the fiscal year ended May 31, 1997. This increase resulted from management's assessment of the growth in the loan portfolio, the level of the Bank's allowance for possible loan losses and its assessment of the local economy and market conditions. For the fiscal years ended May 31, 1998 and 1997, loan charge-offs, net of recoveries, aggregated $311 thousand and $203 thousand, respectively. At May 31, 1998 and 1997, the allowance for possible loan losses totaled $1.5 million and $1.2 million, respectively, and the ratio of such allowance to non-performing loans was 123.61% at May 31, 1998, as compared to 86.09% at May 31, 1997.

OTHER INCOME. Other income, consisting of service and fee income and gains and losses on securities and loan transactions, increased by $360 thousand, or 13.0%, to $3.1 million for the fiscal year ended May 31, 1998, as compared to $2.8 million for the fiscal year ended May 31, 1997. This increase was primarily attributable to an increase of $219 thousand in service and fee income due to the growth in checking account deposits during 1998 and an increase of $258 thousand in other income associated with increased loan and loan servicing activity, which was partially offset by a $74 thousand reduction on sales of securities and a $43 thousand reduction on loan sales.

OTHER EXPENSE. Other expense increased by $3.9 million to $13.2 million for the fiscal year ended May 31, 1998, as compared to $9.3 million for the fiscal year ended May 31, 1997. This increase resulted primarily from an expense of $1.9 million relating to the Company's contribution to the Foundation and an expense of $730 thousand relating to the first year's allocation of shares under the ESOP which was established in connection with the Conversion and the Offering. Salaries and employee benefits expense also increased $615 thousand, or 11.7%, due to higher levels of expenses incurred in connection with the employee benefit plans established in connection with the Conversion and the Offering and normal salary increases. Professional fees increased $343 thousand primarily as a result of various consultation and audit activities in connection with the Conversion and the Offering.

PROVISION FOR INCOME TAXES. The provision for income taxes decreased $452 thousand from $1.8 million for the fiscal year ended May 31, 1997 to $1.3 million for the fiscal year ended May 31, 1998. This decrease was primarily attributable to the tax benefit derived from the Company's contribution to the Foundation.

COMPARISON OF FINANCIAL CONDITION AT MAY 31, 1997 AND MAY 31, 1996

         Total assets increased $12.4 million to $286.5 million at May 31, 1997, from $274.1 million at May 31, 1996, reflecting the Company's ongoing strategy of managed growth. The asset growth was funded primarily through borrowings, which increased $20.0 million to $28.3 million at May 31, 1997. As of May 31, 1997, the Company had $23.1 million in securities sold under repurchase agreements and $5.2 million in term loans from the FHLBNY. Deposit liabilities declined by $11.8 million to $221.2 million at May 31, 1997 form $233.0 million at May 31, 1996, primarily due to continued decreases in rollovers of a February 1995 offering of a nine-month certificate of deposit account ("Premium Certificates"), initially priced slightly above local market rates to provide the Bank with additional liquidity at the time of the failure of Nationar, one of the Bank's correspondent banks. FHLBNY advances and other borrowings are used by the Bank as an alternative to traditional retail deposits and take the form of overnight advances, repriced daily, and one-month lines of credit, repriced monthly.

         Asset growth was concentrated in mortgage loans, net, which increased $25.5 million to $97.4 million at May 31, 1997 from $71.9 million at May 31, 1996. This loan growth (net of amortizations and satisfactions) contrasts to a decrease of $17.6 million for the year ended May 31, 1996. In addition, other loans, net, increased $4.1 million to $36.1 million at May 31, 1997 from $32.0 million at May 31, 1996. Total securities were $126.4 million at May 31, 1997 compared to $144.3 million at May 31, 1996, reflecting the reinvestment of funds from the securities portfolio into higher yielding loans. Securities held-to-maturity at May 31, 1997 totaled $6.1 million as compared to $7.1 million at May 31, 1996. Securities available-for-sale at May 31, 1997 totaled $120.3 million as compared to $135.2 million at May 31, 1996. The Company's available-for-sale portfolio was adjusted for an unrealized gain of $1.1 million ($500 thousand after-tax) for the fiscal year ended May 31, 1997.

         Other assets decreased by $4.3 million to $2.8 million at May 31, 1997, primarily due to the satisfactory liquidation of the Company's $3.9 million claim against the Superintendent of Bank of the State of New York, as receiver for Nationar, regarding the Superintendent's seizure of Nationar in early February, 1995.

         As a result of adopting Statement of Financial Accounting Standards No. 122, the Banks capitalized $444 thousand of originated mortgage servicing rights during fiscal year 1996.

         Total net worth increased $3.3 million to $28.1 million at May 31, 1997 from $24.8 million at May 31, 1996, resulting from net income of $2.8 million and approximately $500 thousand of unrealized appreciation on securities available for sale, net of taxes.


COMPARISON OF OPERATING RESULTS FOR THE FISCAL YEARS ENDED MAY 31, 1997 AND 1996

         GENERAL. Net income for the fiscal year ended May 31, 1997 was $2.9 million, compared to $1.5 million for the fiscal year ended May 31, 1996. The increase of $1.3 million resulted primarily from an 18% increase in the Company's net interest margin and greater profits on sales of mortgage

-backed securities. Also contributing to the increase in net income was a decline in the Company's provision for income taxes due to a change in tax regulations from an effective tax rate of 41% in fiscal 1996 to 38% in fiscal 1997.

         NET INTEREST INCOME. Net interest income for the fiscal year ended May 31, 1997 increased $1.7 million, or 17.7% to $11.3 million. This increase reflects the overall rise in the Company's average interest rate spread of 14 basis points to $3.62%, and a rise in the Company's net interest margin of 22 basis points to 4.20% for the 1997 fiscal year, as well as a greater increase in interest-earning assets than interest-bearing liabilities.

         Market interest rates were slightly higher in the 1997 fiscal year across the entire U.S. Treasury yield curve than in the 1996 fiscal year. While the Company realized a higher overall yield of nine basis points on its average interest-earning assets, yields on the Company's interest-bearing liabilities declined by five basis points.

         INTEREST INCOME. Interest income totaled $20.7 million for the fiscal year ended May 31, 1997, compared to $18.3 million for the fiscal year ended May 31, 1996. This increase of $2.4 million, or 13.1%, reflects an increase of more than $3.3 million in interest and dividends on securities due to the securitization of approximately $50 million of the Company's mortgages in April and May of 1996, offset, in part, by a decrease in the average yield on the Company's mortgage-backed securities of 89 basis points. The increase in interest was offset, in part, by a decline of over $600 thousand in interest income on mortgage and other loans due to the decreased volume of such loans resulting mainly from such securitization, mitigated somewhat by an increase of 13 basis points in the average yield on such loans. Interest income on federal funds sold decreased substantially in the fiscal year ended May 31, 1997, as compared to the prior years, due to management's focus on extending maturities slightly, in its efforts to increase yield in a flattening yield curve environment.

         INTEREST EXPENSE. Interest expense on deposits and borrowings increased $660 thousand to $9.4 million for the fiscal year ended May 31, 1997, compared to $8.7 million for the fiscal year ended May 31, 1996. This increase reflects an increase in average interest-bearing liabilities of $18.8 million during the 1997 fiscal year and a decrease in the average rate paid on such liabilities of five base points over the same period. The increase in average interest-bearing liabilities is primarily attributable to an increase in the average balance of borrowed funds to $31.2 million for the 1997 fiscal year from $489 thousand for the 1996 fiscal year. Average certificate of deposit accounts declined by approximately $10.7 million in fiscal year 1997, partially due to the maturity of the Premium Certificates which was attributable to the Company's decision not to offer premium rates in a highly competitive rate environment. While there was a 12% decline in average certificate of deposit accounts, there was a 22% decline in interest expense associated with such accounts, from $5.1 million in the fiscal year ended May 31, 1996 to $4.0 million in the 1997 fiscal year. As a result, the Company's total cost of funds decreased by five base points, from 4.11% to 4.06%, despite the increases in market interest rates in fiscal year 1997.

         PROVISION FOR LOAN LOSSES. the provision for loan losses decreased to $130 thousand for the fiscal year ended May 31, 1997 from $140 thousand for the fiscal year ended May 31, 1996, although there was an increase in non-performing loans (consisting of loans over 90 days past due and non-accrual loans) to $1.4 million at May 31, 1997, from $863 thousand at May 31, 1996. At May 31, 1997, the percentage of the allowance for loan losses to total loans was 0.88%, as compared to 1.18% as of May 31, 1996. However, management's analysis indicated that the majority of the non-performing loans were one to four - family residential mortgage loans. Moreover, management believes that most of these loans are adequately secured by properties affording low loan-to-value ratios, based upon current evaluations. In addition, management performs a quarterly in-depth analysis of its allowance for loan losses. Based upon loan types and volumes, loan review and classification systems, and the factors described above and various other factors, management has made regular determinations that its allowance and monthly provisions are adequate.

         OTHER INCOME. Other income, net, for the fiscal year ended May 31, 1997 increased $696 thousand to $2.8 million from $2.1 million for the fiscal year ended May 31, 1996. This increase was primarily attributable to increased gains on sales of mortgage-backed securities, emanating form the Company's mortgage banking operation. Total service and fee income increased 8% to $1.9 million in the fiscal year ended May 31, 1997, due to service charges and other fees reflecting increased loan and loan servicing activity, as well as increases in certain transaction fees during the 1997 fiscal year.

         OTHER EXPENSES. Other expenses increased $273 thousand to $9.3 million for the fiscal year ended May 31, 1997 from $9.1 million for the fiscal year ended May 31, 1996. The increase in other expenses primarily reflects increases in salaries and employee benefits and occupancy costs. Salaries and employee benefits expense increased $206 thousand to $5.3 million for the 1997 fiscal year compared to $5.0 million for the 1996 fiscal year. This increase was primarily attributable to a general increase in salaries. Data processing in costs and advertising costs increased by $156 thousand, or 32%, and $23 thousand, or 18%, respectively. The Company's ratio of other expenses to average assets decreased to 3.28% in the 1997 fiscal year from 3.48% in the 1996 fiscal year.

         PROVISIONS FOR INCOME TAXES. The provision for income taxes increased $732 thousand from $1.0 million for the fiscal year ended May 31, 1996 to $1.8 for the fiscal year ended May 31, 1997. This increase was primarily attributable to the increase of $2.1 million, or 86%, in pre-tax income, offset by savings due to a change in the Bank's effective tax rate from 41% in fiscal 1996 to 38% in fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Bank's primary sources of funds are retail deposits, wholesale funding from FHLBNY or other bank borrowings, securities sold under repurchase agreements, principal and interest payments on loans and securities and, to a lesser extent, proceeds from the sale of securities. While maturities and scheduled amortization of loans and securities provide an indication of the timing of the receipt of funds, changes in interest rates, economic conditions and competition strongly influence mortgage prepayment rates and deposit flows, reducing the predictability of the timing of sources of funds.

The Bank has no required regulatory liquidity ratios or balances to maintain, however, it does adhere to a Liquidity and Funds Management Policy approved by its Board of Directors, which sets minimum internal guidelines for liquidity purposes.

As a member of the FHLBNY, the Bank has the availability of two lines of credit for borrowings in the amounts of $17.0 million each, one on an overnight basis and the other on a 30-day term basis. In accordance with the FHLBNY's credit policy, the Bank now has total credit facilities available of nearly $126.6 million, inclusive of the aforementioned amounts, before the delivery of qualifying collateral is required. Additionally, the Bank has other sources of liquidity if the need arises. One source is to borrow up to $5 million from a commercial bank on an unsecured basis and the other is the ability to sell securities under repurchase agreements in an amount up to $10 million from a securities investment company.

The primary investing activities of the Bank are the origination of one- to four-family residential mortgage loans, commercial real estate and commercial business loans, a variety of consumer loans, and the purchase of mortgage-backed securities and debt and equity securities. During the seven months ended December 31, 1998 and the fiscal years ended May 31, 1998, and 1997, the Bank's disbursements for loan originations totaled $140.6 million, $164.1 million and $100.6 million, respectively. Purchases of mortgage-backed securities totaled $52.9 million, $59.6 million and $23.2 million for the seven months ended December 31, 1998 and the fiscal years ended May 31, 1998 and 1997, respectively. Other debt and equity securities purchased during the seven months ended December 31, 1998 and the fiscal years ended May 31, 1998 and 1997, were $12.2 million, $65.1 million and $26.0 million, respectively. The Bank's investing activities are funded primarily by borrowings, net deposit inflows, sales of loans and securities and principal repayments on loans and securities. The Bank increased borrowings at December 31, 1998 and May 31, 1998 by $14.8 million and $61.7 million, respectively, to fund its investments.

At December 31, 1998, the Company's total approved loan origination commitments outstanding totaled $67.6 million and the unadvanced/unused portion of commercial lines of credit totaled $5.4 million. The Company believes it will have sufficient funds available to meet its current originations and other lending commitments. Certificates of deposit scheduled to mature in one year or less from December 31, 1998 totaled $64.8 million. Based on historical experience and pricing strategy, management believes that a significant portion of such deposits will remain with the Bank.

At December 31, 1998, the Company had cash and due from banks of $10.5 million and securities available for sale of $149.5 million. Management believes these amounts, together with the Company's borrowing capabilities, to be more than adequate to meet its short-term cash needs.

REGULATORY CAPITAL POSITION

The Bank is subject to minimum regulatory capital requirements imposed by the Federal Deposit Insurance Corporation which vary according to an institution's capital level and the composition of its assets. An insured institution is required to maintain Tier I capital of not less than 3.00% of total assets plus an additional amount of at least 100 to 200 basis points ("leverage capital ratio"). An insured institution must also maintain a ratio of total capital to risk-based assets of at least 8.00%. Although the minimum leverage capital ratio is 3.00%, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") stipulates that an institution with less than a 4.00% leverage capital ratio is deemed to be an "undercapitalized" institution, which results in the imposition of regulatory restrictions. The Bank's capital ratios qualify it to be deemed "well capitalized" under FDICIA. In addition, the Company's capital ratios exceed the minimum regulatory capital requirements imposed by the Federal Reserve Board, which are substantially similar to the requirements of the FDIC. See Note 13 to the Notes to Consolidated Financial Statements for the Bank's and the Company's regulatory capital position as of December 31, 1998 and May 31, 1998.

YEAR 2000 COMPLIANCE

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

The FDIC, the Bank's primary federal regulator, along with the other federal bank regulatory agencies, has published substantive guidance on the Year 2000 issue and has included Year 2000 compliance as a substantive area of examination. These publications, in addition to providing guidance as to examination criteria, have outlined requirements for the creation and implementation of a compliance plan and target dates for testing and implementation of corrective actions. As a result of the oversight by and authority vested in the federal bank regulatory agencies, a financial institution that does not become Year 2000 compliant could be subject to administrative remedies similar to those imposed on financial institutions otherwise found not to be operating in a safe and sound manner, including remedies available under prompt corrective action regulations.

The Company has developed and is implementing a plan (the "Plan") to address the Year 2000 issue and its effects on the Company. The Plan includes five components which address issues involving awareness, assessment, renovation, validation and implementation. The Company has completed the awareness, assessment and renovation phases of the Plan. During the awareness and assessment phases of the Plan, the Company inventoried all material information systems and those of third-party vendors. The Company is now actively involved in the validation and implementation phases of the Plan. Under regulatory guidelines issued by the federal banking regulators, the Bank and the Company are required to substantially complete testing of core mission critical internal systems by March 31, 1999, and testing of both internally and externally supplied systems must be complete, and all renovation must be substantially complete, by June 30, 1999. In accordance with those guidelines, the Company will complete testing of its mission critical systems prior to March 31, 1999. The Company expects to meet the deadlines noted above.

As part of the Plan, the Company has had formal communications with all of its significant suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remedy their own Year 2000 issue and has been following the progress of those vendors with their Year 2000 compliance status. The Company presently believes that with modifications to existing software and conversions to new software and hardware where necessary, the Year 2000 issue will be mitigated without causing a material adverse impact on the operations of the Company or the Bank. At this time, the Company anticipates most of its hardware and software to become Year 2000 compliant, tested and operational within the FDIC's suggested time frame. However, if such modifications and conversions are not made, or are not timely completed, the Year 2000 issue could have an impact on the operations of the Company or the Bank.

Despite its best efforts to ensure Year 2000 compliance, it is possible that one or more of the Company's internal or external systems may fail to operate or to operate correctly. At this time, while the Company expects to become Year 2000 compliant, the probability of such likelihood cannot be determined. In the event that system failures related to the Year 2000 issue occur, the Company has developed contingency plans, which involve, among other actions, utilization of an alternate service provider or alternate products available through the current vendor.

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

Monitoring and managing the Year 2000 issue will result in additional direct and indirect costs to the Company. Direct costs include potential charges by third-party software vendors for product enhancements, costs involved in testing software products for Year 2000 compliance and any resulting costs for developing and implementing contingency plans for critical software products that are not enhanced. Indirect costs will principally consist of time devoted by existing employees in monitoring software vendor progress, testing enhanced software products and implementing any necessary contingency plans. The Company estimates that total costs related to the Year 2000 issue will not exceed $165,000. Both direct and indirect costs of addressing the Year 2000 issue will be charged to earnings as incurred. To date, over 76% of the total estimated costs associated with the Year 2000 have already been expensed.

IMPACT OF INFLATION AND CHANGING PRICES

The Financial Statements and Notes thereto presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. Unlike industrial companies, nearly all of the assets and liabilities of the Bank are monetary in nature. As a result, interest rates have a greater impact on the Bank's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

IMPACT OF NEW ACCOUNTING STANDARDS

See Note 1 to Notes to the Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item appears under the caption "Management of Interest Rate Risk" under Item 7 above.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                       ASSETS                            DECEMBER 31,         MAY 31,            MAY 31,
                                                             1998              1998               1997
                                                           ---------         --------           --------
ASSETS:
    Cash on hand and in banks......................     $  10,511,429     $  11,190,124     $  10,366,711
        Federal funds sold.........................                --                --         1,315,000
    Securities-
        Available-for-sale, at fair value..........       149,490,983       163,425,416       120,301,288
    Held-to-maturity, at amortized cost (fair value
        of $5,967,296, $7,276,933 and $6,116,184,
        respectively)..............................         5,998,931         7,323,818         6,091,684
                                                          -----------       -----------       -----------
                Total securities...................       155,489,914       170,749,234       126,392,972
                                                          -----------       -----------       -----------
    Mortgage loans, net............................       194,596,355       148,242,725        97,440,203
    Mortgage loans held-for-sale...................        13,736,722        17,237,483         4,831,500
    Other loans, net...............................        53,130,139        47,184,643        36,051,438
    Mortgage servicing rights......................         1,463,503         1,051,496           835,079
    Accrued interest receivable....................         2,505,976         2,462,632         2,096,627
    Federal Home Loan Bank stock...................         4,632,800         3,392,500         1,731,300
    Bank premises and equipment, net...............         6,173,210         3,105,380         2,425,831
    Other real estate owned, net...................           370,772           409,363           223,782
    Other assets...................................         2,527,833         5,368,319         2,834,743
                                                          -----------       -----------       -----------
                Total assets.......................     $ 445,138,653     $ 410,393,899     $ 286,545,186
                                                          ===========       ===========       ===========
        LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
    Deposits.......................................     $ 246,886,382     $ 222,721,609     $ 221,211,137
    Mortgage escrow funds..........................         1,965,266         2,265,878         1,397,584
    Securities sold under agreements to repurchase.        25,310,000        27,190,000        23,090,000
    Federal Home Loan Bank advances................        79,480,000        62,850,000         5,250,000
    Accrued expenses and other liabilities.........         7,259,910         9,216,802         7,482,034
                                                          -----------       -----------       -----------
              Total liabilities....................       360,901,558       324,244,289       258,430,755
                                                          -----------       -----------       -----------
COMMITMENTS AND CONTINGENCIES (NOTE 14)
    STOCKHOLDERS' EQUITY:
        Preferred stock, $.01 par value;
        5,000,000 shares authorized; none issued...                --                --                --
    Common stock, $.01 par value; 15,000,000
        shares authorized; 6,606,548
        shares issued..............................            66,065            66,065                --
    Additional paid-in capital.....................        63,374,087        63,386,358                --
    Retained earnings - subject to restrictions....        30,457,837        29,355,454        27,494,509
        Accumulated other comprehensive
          income, net..............................         1,726,918         1,164,946           619,922
        Less- Unallocated common stock held
          by ESOP..................................       (7,207,901)       (7,823,213)                --
        Less- Unearned common stock held by RRP....       (4,179,911)                --                --
                                                          -----------       -----------       -----------
              Total stockholders' equity...........        84,237,095        86,149,610        28,114,431
                                                          -----------       -----------       -----------
              Total liabilities and
                stockholders' equity...............     $ 445,138,653     $ 410,393,899     $ 286,545,186
                                                          ===========       ===========       ===========



 The accompanying notes are an integral part of these consolidated statements.


                        CONSOLIDATED STATEMENTS OF INCOME


                                                   FOR THE SEVEN        FOR THE YEAR ENDED MAY 31,
                                                   MONTHS ENDED   ______________________________________
                                                 DECEMBER 31, 1998   1998          1997           1996
                                                   -------------   --------      --------       --------
INTEREST INCOME:
    Interest on mortgage loans..................  $  7,997,827  $ 10,191,223  $  7,151,702  $  8,098,219
    Interest on other loans.....................     2,601,115     3,772,844     3,457,460     2,833,349
    Interest on securities......................     6,692,647     9,605,844    10,049,163     6,728,913
    Interest on federal funds sold..............            --       172,638        14,504       321,903
    Interest on short-term money market
      instruments...............................        19,122        34,116        18,290        34,870
                                                    ----------    ----------    ----------    ----------
                Total interest income...........    17,310,711    23,776,665    20,691,119    18,333,036
                                                    ----------    ----------    ----------    ----------
INTEREST EXPENSE:
    Time deposits...............................     2,014,269     3,822,525     3,984,829     5,108,712
    Money market deposits.......................       732,363       848,801       882,979       936,218
    Savings deposits............................     1,554,955     2,549,228     2,550,704     2,580,121
    Mortgagors' escrow funds....................        62,905        93,689        49,588        68,165
    Borrowed funds..............................     3,195,698     2,657,220     1,908,062        23,882
                                                    ----------    ----------    ----------    ----------
                Total interest expense..........     7,560,190     9,971,463     9,376,162     8,717,098
                                                    ----------    ----------    ----------    ----------
                Net interest income.............     9,750,521    13,805,202    11,314,957     9,615,938
PROVISION FOR LOAN LOSSES.......................     (291,550)     (592,450)     (130,000)     (140,000)
                                                    ----------    ----------    ----------    ----------
    Net interest
    Income after provision for loan losses......     9,458,971    13,212,752    11,184,957     9,475,938
                                                    ----------    ----------    ----------    ----------
OTHER INCOME (LOSS):
    Service and fee income......................     1,422,223     2,134,419     1,915,139     1,767,610
    Securities transactions.....................       560,927       742,248       816,304       356,266
    Net gain on sale of loans...................       139,699        94,036       137,403       118,807
    Other income (loss).........................         6,458       169,198      (89,079)     (158,713)
                                                    ----------    ----------    ----------    ----------
                Total other income, net.........     2,129,307     3,139,901     2,779,767     2,083,970
                                                    ----------    ----------    ----------    ----------
OTHER EXPENSES:
    Salaries and employee benefits..............     4,314,391     5,870,423     5,255,869     5,049,942
    ESOP and RRP benefits.......................       921,630       729,529            --            --
    FDIC insurance..............................        16,679        27,836        12,447        53,226
    Occupancy...................................       648,892     1,219,397     1,307,727     1,237,485
    Data processing.............................       500,222       672,484       639,654       483,572
    Advertising.................................       282,072       159,797       152,529       129,227
    Professional fees...........................       578,954       583,311       240,513       325,392
    Contribution to The Warwick Savings
      Foundation................................            --     1,924,230            --            --
    Other.......................................     1,524,117     2,000,434     1,734,616     1,791,244
                                                    ----------    ----------    ----------    ----------
                Total other expenses............     8,786,957    13,187,441     9,343,355     9,070,088
                                                    ----------    ----------    ----------    ----------
                Income before provision for
                  income taxes..................     2,801,321     3,165,212     4,621,369     2,489,820
PROVISION FOR INCOME TAXES......................     1,153,897     1,304,267     1,755,866     1,024,240
                                                    ----------    ----------    ----------    ----------
    Net Income..................................  $  1,647,424  $  1,860,945  $  2,865,503  $  1,465,580
                                                    ==========    ==========    ==========    ==========
WEIGHTED AVERAGE:
    Common shares...............................     5,943,073     6,112,610           N/A           N/A
    Dilutive stock options......................            --            --           N/A           N/A
                                                    ----------    ----------
                                                     5,943,073     6,112,610           N/A           N/A
                                                    ==========    ==========
EARNINGS PER SHARE SINCE
  CONVERSION:
    Basic.......................................  $        .28  $        .10           N/A           N/A
                                                    ==========    ==========
    Diluted.....................................  $        .28  $        .10           N/A           N/A
                                                    ==========    ==========

 The accompanying notes are an integral part of these consolidated statements.



                                   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY


                                                                                ACCUMULATED    UNALLOCATED    UNEARNED
                                                                                   OTHER         COMMON        COMMON
                                    COMMON   ADDITIONAL      RETAINED          COMPREHENSIVE  STOCK HELD BY  STOCK HELD   COMPREHEN-
                                     STOCK PAID-IN CAPITAL   EARNINGS           INCOME, NET     NET ESOP       BY RRP    SIVE INCOME
                                     ----- ---------------   --------           -----------     --------       ------    -----------

BALANCE, MAY 31, 1995            $     --    $    --      $  23,163,426        $  (87,288)   $     --      $         --
    Net income............             --         --          1,465,580               --           --                --   $1,465,580
    Unrealized appreciation on
        securities
        available-for-sale, net        --         --               --              228,755                                   228,755
                                  --------    ----------  -------------         ---------    ---------       ----------   ----------
    Comprehensive income                                                                                                  $1,694,335
                                                                                                                          ==========
BALANCE, MAY 31, 1996                   --         --       24,629,006             141,467         --                --
    Net income............              --         --        2,865,503                 --          --                --   $2,865,503
    Unrealized appreciation on
        securities
        available-for-sale, net         --         --          --                  478,455                                   478,455
                                  --------    ----------  ----------             ---------   ---------       ----------   ----------
    Comprehensive income
                                                                                                                          $3,343,958
                                                                                                                          ==========
BALANCE, MAY 31, 1997                   --         --       27,494,509            619,922         --                 --
    Net Income............              --         --        1,860,945                 --         --                 --   $1,860,945
    Unrealized appreciation
        on securities
        available-for-sale, net         --         --           --                 545,024         --                --      545,024
                                                                                                                          ----------
    Comprehensive income                --         --           --                     --          --                --   $2,405,969
                                                                                                                          ==========
    Issuance of 6,414,125
        shares of $.01 par value
        common stock in initial
        public offering, net of
        conversion related
        expenses..........          64,141    61,421,084         --                     --          --              --
    Issuance of 192,423
        shares of $.01
        par value common
        stock to The Warwick
        Savings Foundation           1,924    1,922,306          --                     --         --               --
    Purchase of common
        stock by ESOP                 --           --            --                     --     (8,509,774)          --
    Allocation of ESOP stock          --         42,968          --                     --        686,561           --
                                  --------   ----------   ----------             ---------     ----------    ---------    ----------
BALANCE, MAY 31, 1998              66,065    63,386,358   29,355,454              1,164,946    (7,823,213)          --
    Net income............           --            --      1,647,424                    --         --               --    $1,647,424
    Unrealized appreciation
        on securities-
        available-for-sale, net      --            --           --                  561,972        --               --       561,972
                                                                                                                          ----------
    Comprehensive income             --            --           --                      --         --               --    $2,209,396
                                                                                                                          ==========
    Allocation of ESOP stock         --       (12,271)          --                      --     615,312              --
    Cash dividends paid              --            --      (545,041)                    --         --               --
    Purchase of common stock
        by RRP............           --            --           --                      --         --       (4,635,038)
Earned portion of RRP.....           --            --           --                      --         --          455,127
                                  --------  -----------  -----------           -----------    -----------    ---------
BALANCE, DECEMBER 31, 1998        $66,065   $63,374,087  $30,457,837           $ 1,726,918    $(7,207,901) $(4,179,911)
                                  ========  ===========  ===========           ===========    ===========    =========



 The accompanying notes are an integral part of these consolidated statements.

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    FOR THE SEVEN       FOR THE YEAR ENDED MAY 31,
                                                    MONTHS ENDED   ____________________________________
                                                  DECEMBER 31, 1998   1998         1997          1996
                                                    -------------    -------      -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                      $  1,647,424    $ 1,860,945   $  2,865,503  $   1,465,580
    Adjustments to reconcile net income to net cash
            provided by operating activities-
        Depreciation                                     302,698        455,354        459,171        428,008
        Charitable contribution of Warwick
            Community Bancorp, Inc. common
            stock to The Warwick Savings Foundation           --      1,924,230             --             --
        Amortization of premium /(accretion) of
            discount on investment securities            152,097       (822,694)        74,453        (12,413)
        Net increase in accrued interest receivable      (43,344)      (366,005)      (154,589)       140,166
        Net (increase) decrease in mortgage
            servicing rights and other assets          2,467,070     (2,935,574)     4,111,000     (2,165,524)
        Provision for loan losses                        291,550        592,450        130,000        140,000
        Net gain on sales of loans                      (139,699)       (94,036)      (137,403)      (118,807)
        Net gain on sale of securities                  (560,927)      (742,249)      (816,304)      (356,266)
        Net increase (decrease) in accrued
            interest payable                            (750,248)       274,104         10,496       (174,460)
        Net increase (decrease) in accrued expenses
            and other liabilities                     (1,206,644)     1,460,664        706,750      1,539,027
                                                      ----------    -----------     ----------    -----------
                Net cash provided by operating
                activities                             2,159,977      1,607,189      7,249,077        885,311
                                                      ----------    -----------     ----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from maturities and calls of securities   2,870,000     32,800,000     12,424,922     39,576,296
    Purchases of securities                          (65,108,278)  (155,073,028)   (70,743,474)  (108,398,408)
    Proceeds from sales of trading securities
        and securities available-for-sale             62,251,711     63,117,707     66,376,202     31,727,463
    Principal repayments from mortgage-backed
        securities                                    16,012,368     16,446,960     10,469,393      3,637,431
    Purchases of Federal Home Loan Bank stock         (1,240,300)    (1,661,200)      (553,200)      (267,600)
    Net (increase) decrease in loans                 (48,619,389)   (74,341,710)   (29,187,635)    14,537,389
    Purchases of banking premises and equipment, net  (3,509,305)    (1,128,283)      (240,610)        60,174
                                                      ----------    -----------     ----------    -----------
                Net cash used in investing
                  activities                         (37,343,193)  (119,839,554)   (11,454,402)   (19,127,255)
                                                      ----------    -----------     ----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase (decrease) in deposits               24,164,773      1,510,472   (11,649,533)      (882,800)
    Net increase (decrease) in mortgage escrow funds    (300,612)       868,294        395,059      3,051,380
    Increase in borrowed funds                        14,750,000     61,700,000     20,040,000      8,300,000
    Cash dividends paid on common stock                 (545,041)            --             --             --
    Purchase of common stock by ESOP                          --     (8,509,774)            --             --
    ESOP allocation                                      615,312        686,561             --             --
    Proceeds from issuance of common stock                    --     64,141,250             --             --
    Payments for conversion costs                             --     (2,656,025)            --             --
    Purchase of common stock by RRP                   (4,635,038)            --             --             --
    Earned portion of RRP                                455,127             --             --             --
                                                      ----------    -----------     ----------    -----------
                Net cash provided by financing
                    activities                        34,504,521    117,740,778      8,785,526     10,468,580
                                                      ----------    -----------     ----------    -----------
                Increase (decrease) in cash and
                    cash equivalents                    (678,695)      (491,587)     4,580,201     (7,773,364)
CASH AND CASH EQUIVALENTS, beginning of year          11,190,124     11,681,711      7,101,510     14,874,874
                                                      ----------    -----------     ----------    -----------
CASH AND CASH EQUIVALENTS, end of year              $ 10,511,429  $  11,190,124  $  11,681,711    $ 7,101,510
                                                    ============    ===========     ==========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the year for-
            Interest on deposits and borrowed
            funds                                   $ 8,310,438   $ 9,697,360    $  9,365,666     $ 8,891,558
            Income taxes                              2,803,896     1,312,041       2,117,500              --

The accompanying notes are an integral part of these consolidated statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The following is a description of the significant accounting policies followed by Warwick Community Bancorp, Inc. and subsidiary (the "Company") in the preparation of its consolidated financial statements:

     BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, The Warwick Savings Bank (the "Bank"). All significant intercompany balances and transactions are eliminated in consolidation.

     As more fully discussed in Note 2, Warwick Community Bancorp, Inc., a Delaware corporation, was organized by the Bank for the purpose of acquiring all of the capital stock of the Bank pursuant to the conversion of the Bank from a New York chartered mutual savings bank to a New York chartered stock savings bank. The Company is subject to the financial reporting requirements of the Securities Exchange Act of 1934, as amended.

     CHANGE OF FISCAL YEAR

     During 1998 the Company changed its fiscal year from May 31 to December 31.

     USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

     In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported assets and liabilities as of the date of the consolidated statements of financial condition. The same is true of revenues and expenses reported for the period. Actual results could differ from those estimates.

     CASH AND CASH EQUIVALENTS

     The Company generally considers short-term instruments, with original maturities of three months or less, measured from their acquisition date, and highly liquid instruments readily convertible to known amounts of cash to be cash equivalents.

     For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds sold are sold for one-day periods.

     SECURITIES

     The Company classifies its securities as trading securities, available-for-sale securities, or held-to-maturity securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Trading securities are debt and equity securities that are bought principally for the purpose of selling them in the near term, and securities classified as held-to-maturity consist of debt securities which the Company has the positive intent and ability to hold to maturity and are carried at amortized cost. Securities considered neither trading nor held-to-maturity are classified as available-for-sale securities and are carried at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity (net of related deferred taxes). Trading securities are carried at fair value with unrealized gains and losses included in earnings.

     Federal Home Loan Bank stock is considered restricted stock under SFAS No. 115 and, accordingly, is carried at cost.

     LOANS

     Loans are stated at the principal amount outstanding, net of unearned income. Loans are placed on non-accrual status when management has determined that the borrower will be unable to meet contractual principal or interest obligations or when unsecured interest or principal payments are 90 days past due. When a loan is classified as non-accrual, the recognition of interest income ceases. Interest previously accrued and remaining unpaid is reversed against income. Cash payments received are applied to principal and interest income is not recognized unless management determines that the financial condition and payment record of the borrower warrant the recognition of income.

     ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses is a significant estimate based upon management's periodic evaluation of the loan portfolio under current economic conditions, considering factors such as the Company's past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, and the estimated value of the underlying collateral. Establishing the allowance for loan losses involves significant management judgment, utilizing the best available information at the time of review. Those judgments are subject to further review by various sources, including the Bank's regulators. While management estimates loan losses using the best available information, future adjustments to the allowance may be necessary based on changes in economic and real estate market conditions, further information obtained regarding known problem loans, the identification of additional problem loans, and other factors.

     SFAS No. 114 defines an impaired loan as a loan for which it is probable, based on current information, that the lender will not collect all amounts due under the contractual terms of the loan agreement. The Company applies the impairment criteria to all loans, except for large groups of smaller balance homogenous loans that are collectively evaluated for impairment, such as residential mortgage and consumer installment loans. At December 31, 1998 and May 31, 1998 and 1997, in addition to the non-accrual loans discussed in Notes 4 and 5, there were $544,953, $630,946 and $504,265, respectively, of loans identified by the Company as impaired, as defined under SFAS No. 114, with no specific reserves for losses.

     MORTGAGE LOANS HELD-FOR-SALE

     Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate, with net unrealized losses (if any) reported in earnings. Realized gains and losses on sales of loans are based on the cost of the specific loans sold.

     LOAN ORIGINATION FEES AND RELATED COSTS

     Loan fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized in income using the level-yield method over the contractual life of the loans. Unamortized fees and costs on loans sold or prepaid prior to contractual maturity are recognized as an adjustment to income in the year such loans are sold or prepaid.

     MORTGAGE SERVICING RIGHTS

     The cost of mortgage servicing rights (purchased or originated rights with related loans sold) is amortized in proportion to, and over the period of, estimated net servicing revenues. Impairment of mortgage servicing rights is assessed based on the fair value of those rights. For purposes of measuring impairment, the servicing rights are stratified based on the following predominant risk characteristics of the underlying loans: (a) loan type and (b) origination or securitization date.

     BANK PREMISES AND EQUIPMENT

     Bank premises and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is computed on the straight-line method over the estimated useful lives of the related assets. Equipment under capital leases is amortized on the straight-line method over the shorter of the lease term or the estimated useful life of the asset. Repairs and maintenance, as well as renewals and replacements of a routine nature, are expensed while costs incurred to improve or extend the life of existing assets are capitalized.

     OTHER REAL ESTATE OWNED

     Other real estate owned ("OREO") represents properties acquired through legal foreclosure. Prior to transferring a real estate loan to OREO, the loan is written down to the lower of the recorded investment in the loan or the fair value of the property. Any resulting write-downs are charged to the allowance for loan losses. Thereafter, the property is carried at the lower of cost or fair value less costs to sell, with any adjustments recorded as an increase or decrease to the allowance for losses on OREO.

     INTEREST INCOME

     Interest income includes interest income on loans and investment securities and dividend income received on investment securities.

     The operations of the Company are substantially dependent on its net interest income, which is the difference between the interest income earned on its interest-earning assets and the interest expense paid on its interest-bearing liabilities. Like most savings institutions, the Company's earnings are affected by changes in market interest rates and the economic factors beyond its control. Decreases in the Company's average interest rate spread could adversely affect the Company's net interest income.

     INCOME TAXES

     Deferred tax assets and liabilities are recognized for the future tax effects attributable to "temporary differences" (differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases) and tax loss and tax credit carry forwards. Deferred tax assets are reduced by a valuation allowance if, based on an analysis of available evidence, management determines that it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax laws or rates is recognized in income in the period that includes the enactment date of the change.

     EMPLOYEE STOCK OWNERSHIP PLAN

     The Company follows AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans" ("SOP 93-6"), to account for the Warwick Community Bancorp, Inc. Employee Stock Ownership Plan ("ESOP"). SOP 93-6 requires that compensation expense be recognized for shares committed to be released to directly compensate employees equal to the fair value of the shares committed. In addition, SOP 93-6 requires that leveraged ESOP debt and related interest expense be reflected in the employer's financial statements. The application of SOP 93-6 will result in fluctuations in compensation expense as a result of changes in the fair value of the Company's common stock; however, any such compensation expense fluctuations will result in an offsetting adjustment to paid-in capital. Therefore, total capital will not be affected.

     STOCK OPTIONS

     The Company follows SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 applies to all transactions in which an entity acquires goods or services by issuing equity instruments or by incurring liabilities where the payment amounts are based on the entity's common stock price, except for employee stock ownership plans. SFAS No. 123 established a fair value-based method of accounting for stock-based compensation arrangements with employees, rather than the intrinsic value-based method that is contained in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued Employees" ("APB No. 25"). SFAS No. 123 does not require an entity to adopt the new fair value-based method for purposes of preparing its basic financial statements; an entity is allowed to continue to use the APB No. 25 method for preparing its basic financial statements. The Company has chosen to continue to use the APB No. 25 method; however, SFAS No. 123 requires presentation of pro forma net income and earnings per share information, in the notes to the financial statements, as if the fair value-based method had been adopted.

     EARNINGS PER SHARE

     The Company adopted SFAS No. 128, "Earnings Per Share." Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period, adjusted for the unallocated portion of the shares held by the ESOP in accordance with SOP 93-6 and unearned shares held by the RRP. Diluted earnings per share, which reflects the potential dilution that could occur if outstanding stock options were exercised and resulted in the issuance of common stock that then shared in the earnings of the Company, is computed by dividing net income by the weighted average number of common shares and dilutive instruments. As of December 31, 1998 and May 31, 1998, the Company has no securities that could be converted into common stock nor does the Company have any contracts that could result in the issuance of common stock.

     COMPREHENSIVE INCOME

     The Company adopted SFAS No. 130 "Reporting Comprehensive Income" in 1998. All comparative financial statements provided for earlier periods have been reclassified to reflect application of the provisions of this Statement.

     Comprehensive income includes net income and all other changes in equity during a period except those resulting from investment by owners and distributions to owners. Other comprehensive income includes revenues, expenses, gains, and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income.

     Comprehensive income and accumulated other comprehensive income are reported net of related income taxes. Accumulated other comprehensive income for the Company consists solely of unrealized holding gains or losses on available-for-sale securities.

     PENSIONS AND OTHER POSTRETIREMENT BENEFITS

     The Bank adopted SFAS No. 132, "Employer's Disclosures About Pensions and other Postretirement Benefits." SFAS No. 132 only addresses disclosure and does not change any of the measurement or recognition provisions provided for in previously issued accounting standards. SFAS No. 132 did not affect the Bank's results of operations or financial condition.

     NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective prospectively for the Company on January 1, 2000. SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under SFAS No. 133, entities are required to carry all derivative instruments in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to change in fair values, cash flows or foreign currencies. If the hedge exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of change together with the offsetting loss or gain on the hedge item attributable to the risk being hedged. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness as well as the ineffective portion of the gain or loss is reported in earnings immediately. Accounting for foreign currency hedges is similar to the accounting for fair value and cash flow hedges. If the derivative instrument is not designated as a hedge, the gain or loss is recognized in earnings in the period of change. The Company has not determined the impact that SFAS No. 133 will have on its financial statements.

     In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." SFAS No. 134 conforms the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the subsequent accounting for securities retained after the securitization of other types of assets by a nonmortgage banking enterprise. SFAS No. 134 is effective for fiscal years beginning after December 15, 1998 and will not impact the Company's accounting or disclosures.

     RECLASSIFICATIONS

     Certain reclassifications were made to the accompanying May 31, 1998 and 1997 financial statements to conform to December 31, 1998 presentation.

2.   CONVERSION TO STOCK FORM OF OWNERSHIP

     On July 10, 1997, the Board of Trustees of the Bank adopted a proposed Plan of Conversion ("Plan") to convert the Bank from a New York mutual savings bank to a New York stock savings bank and to become a wholly owned subsidiary of the Company. The Company completed its initial public offering on December 23, 1997 and sold 6,414,125 shares of common stock, resulting in proceeds of $61,485,225 net of expenses totaling $2,656,025. The Company used $30,742,613, or 50%, of the net proceeds to purchase all of the outstanding stock of the Bank. The Company also loaned $8,509,774 to the ESOP, which purchased 528, 523 shares of the Company's stock.

     As part of the Plan, the Bank and the Company formed The Warwick Savings Foundation and donated 192,423 shares of the Company's common stock valued at $1,924,230. The Company recorded a contribution expense charge and a corresponding deferred tax benefit of $769,692 for this donation. The formation of this private charitable foundation is to further the Bank's commitment to the communities that it serves.

     The Company may not declare or pay cash dividends on or repurchase any of its shares of common stock if the effect thereof would cause stockholders' equity to be reduced below applicable regulatory capital maintenance requirements, the amount required for the liquidation account, or if such declaration and payment would otherwise violate regulatory requirements.

3.   SECURITIES

     A summary of securities at December 31, 1998 and May 31, 1998 and 1997 follows:

                                                                     DECEMBER 31, 1998
                                                     ------------------------------------------------
                                                                   GROSS          GROSS         ESTIMATED
                                                     AMORTIZED  UNREALIZED     UNREALIZED         FAIR
                                                       COST        GAINS         LOSSES           VALUE
                                                    ----------- ----------     ----------      ----------
Securities available-for-sale:
    Debt securities-
        U.S. Government and agency
            obligations                        $ 41,452,955   $    405,865      $      --    $ 41,858,820
        Industrial and financial                  8,044,770        185,230             --       8,230,000
        Collateralized mortgage
            obligations                          17,976,540        127,369             --      18,103,909
                Mortgage-backed securities       61,302,215        846,005      (142,688)      62,005,532
                                                -----------      ---------       --------     -----------
                Total debt securities           128,776,480      1,564,469      (142,688)     130,198,261
    Common stock                                  2,275,592         19,213      (353,955)       1,940,850
    Preferred stock                               1,111,654          8,596             --       1,120,250
    Mutual fund shares                           14,449,062      1,828,467       (45,907)      16,231,622
                                                -----------      ---------       --------     -----------
                Total securities
                    available-for-sale          146,612,788      3,420,745      (542,550)     149,490,983
                                                -----------      ---------       --------     -----------
Securities held-to-maturity:
    U.S. Government and agency obligations        5,895,145          3,943        (37,500)      5,861,588
    Obligations of state and political
        subdivisions                                103,786          1,922             --         105,708
                                                -----------      ---------       --------     -----------
                Total securities
                    held-to-maturity              5,998,931          5,865       (37,500)       5,967,296
                                                -----------      ---------       --------     -----------
                Total securities               $152,611,719   $  3,426,610  $   (580,050)    $155,458,279
                                                ===========      =========       ========     ===========

                                                                       MAY 31, 1998
                                                     ------------------------------------------------
                                                                   GROSS          GROSS         ESTIMATED
                                                     AMORTIZED  UNREALIZED     UNREALIZED         FAIR
                                                       COST        GAINS         LOSSES           VALUE
                                                    ----------- ----------     ----------      ----------
Securities available-for-sale:
    Debt securities-
        U.S. Government and agency
            obligations                        $ 44,464,532    $   433,987    $ (664,499)    $ 44,234,020
        Industrial and financial                    822,419         28,270            --          850,689
        Collateralized mortgage obligations      19,592,884          6,060       (40,380)      19,558,564
        Mortgage-backed securities               81,097,563      1,192,142      (137,495)      82,152,210
                                                -----------      ---------       --------     -----------
                Total debt securities           145,977,398      1,660,459      (842,374)     146,795,483
    Common stock                                    582,215             --        (5,678)         576,537
    Preferred stock                               1,101,654         20,346             --       1,122,000
    Mutual fund shares                           13,822,573      1,122,698       (13,875)      14,931,396
                                                -----------      ---------       --------     -----------
                Total securities
                   available-for-sale           161,483,840      2,803,503      (861,927)     163,425,416
                                                -----------      ---------       --------     -----------
Securities held-to-maturity:
    U.S. Government and agency obligations        6,658,864         14,551        (63,450)      6,609,965
    Obligations of state and political
        subdivisions                                664,954          2,014             --         666,968
                                                -----------      ---------       --------     -----------
                Total securities held-to-maturity 7,323,818         16,565       (63,450)       7,276,933
                                                -----------      ---------       --------     -----------
                Total securities               $168,807,658    $ 2,820,068    $ (925,377)    $170,702,349
                                               ============    ===========    ===========    ============

                                                                       MAY 31, 1997
                                                     ------------------------------------------------
                                                                   GROSS          GROSS         ESTIMATED
                                                     AMORTIZED  UNREALIZED     UNREALIZED         FAIR
                                                       COST        GAINS         LOSSES           VALUE
                                                    ----------- ----------     ----------      ----------
Securities available-for-sale:
    Debt securities-
        U.S. Government and agency
            obligations                        $ 29,901,648   $    160,787     $ (40,877)    $ 30,021,558
        Public utilities                            999,340             --        (7,710)         991,630
        Industrial and financial                  6,991,615         51,779        (5,700)       7,037,694
        Collateralized mortgage obligations       2,695,832             --       (11,354)       2,684,478
        Mortgage-backed securities               72,811,663        770,367      (310,970)      73,271,060
                                                -----------      ---------      ---------     -----------
                Total debt securities           113,400,098        982,933      (376,611)     114,006,420
    Preferred stock                                 203,518          1,011           (29)         204,500
    Mutual fund shares                            5,597,002        493,366             --       6,090,368
                                                -----------      ---------      ---------     -----------
                Total securities
                    available-for-sale          119,200,618      1,477,310      (376,640)     120,301,288
                                                -----------      ---------      ---------     -----------
Securities held-to-maturity:
U.S. Government and agency obligations            5,684,812         38,720       (16,932)       5,706,600
Obligations of state and political
    subdivisions                                    406,872          2,712             --         409,584
                                                -----------      ---------      ---------     -----------
            Total securities held-to-maturity     6,091,684         41,432       (16,932)       6,116,184
                                                -----------      ---------      ---------     -----------
            Total securities                   $125,292,302     $1,518,742     $(393,572)    $126,417,472
                                                ===========      =========      =========     ===========


A summary of the carrying value of debt securities at December 31, 1998 by contractual maturity is shown below. Actual maturities may differ from contractual maturities because certain security issuers may have the right to call or prepay their obligations.

                                                      AFTER ONE    AFTER FIVE
                                       ONE YEAR        THROUGH       THROUGH      AFTER TEN
                                        OR LESS      FIVE YEARS     TEN YEARS       YEARS         TOTAL
                                        -------       ---------     --------      --------       -------

Available-for-sale-
    U.S. Government and
        agency obligations              $  1,004,690   $  2,160,320   $ 17,214,110   $ 21,479,700   $ 41,858,820
    Industrial and financial                    --          787,500           --        7,442,500      8,230,000
    Collateralized mortgage
        obligations                             --             --             --       18,103,909     18,103,909
    Mortgage-backed securities                  --            7,824        993,395     61,004,313     62,005,532
                                        ------------   ------------   ------------   ------------   ------------

            Total available-for-sale    $  1,004,690   $  2,955,644   $ 18,207,505   $108,030,422   $130,198,261
                                        ============   ============   ============   ============   ============

Held-to-maturity-
    U.S. Government and
        agency obligations              $    895,145   $       --     $       --     $  5,000,000   $  5,895,145
    Obligations of state and
        political subdivisions                  --          103,786           --             --          103,786
                                        ------------   ------------   ------------   ------------   ------------

            Total held-to-maturity      $    895,145   $    103,786   $       --     $  5,000,000   $  5,998,931
                                        ============   ============   ============   ============   ============


Proceeds from sales of securities (trading and available-for-sale) are summarized as follows:

                                          FOR THE SEVEN                   YEARS ENDED MAY 31,
                                          MONTHS ENDED       _____________________________________________
                                        DECEMBER 31, 1998      1998              1997             1996
                                          -------------      --------          --------         --------
Proceeds from sales                       $62,251,711      $63,117,707     $66,376,202      $31,727,463
                                          ===========      ===========     ===========      ===========

Gross gains on sales                      $   608,807      $  922,582      $ 1,046,199      $   545,577
                                          ===========      ==========      ===========      ===========

Gross losses on sales                     $    47,880      $ 180,333       $   229,895      $   189,311
                                          ===========      =========       ===========      ===========


No securities held-to-maturity were sold during the seven months ended December 31, 1998 and the three years ended May 31, 1998.

4.   MORTGAGE LOANS

     A summary of mortgage loans at December 31, 1998 and May 31, 1998 and 1997 follows:

                                                       DECEMBER 31,        MAY 31,          MAY 31,
                                                           1998             1998             1997
                                                        ----------        ---------       ----------
Conventional 1-4 family residential
  loans originated                                    $ 165,329,367    $ 127,812,039    $ 79,096,961
Conventional 1-4 family residential
  loans purchased                                         1,817,407        2,103,550       2,706,457
Loans partially guaranteed by VA or insured by FHA          641,317          594,827         748,520
Home equity loans                                        18,060,877       15,875,753      13,449,077
Construction loans                                       16,104,749        6,703,046       4,109,840
                                                        -----------      -----------     -----------

                                                        201,953,717      153,089,215     100,110,855
Undisbursed portion of construction loans                (6,303,688)      (3,939,460)     (2,117,833)
Net deferred loan fees                                     (680,668)        (535,434)       (328,740)
Allowance for loan losses                                  (373,006)        (371,596)       (224,079)
                                                      -------------    -------------   -------------

                                                      $ 194,596,355    $ 148,242,725   $  97,440,203
                                                      =============    =============   =============


     The Bank has sold certain conventional mortgage loans without recourse and has retained the related servicing rights. The remaining principal balances of mortgage loans serviced for others, which are not included in the accompanying consolidated financial statements, were approximately $189,378,000, $144,283,000 and $122,311,000 at December 31, 1998 and May
     31, 1998 and 1997, respectively.

     Mortgage loans on non-accrual status at December 31, 1998 and May 31, 1998 and 1997 were approximately $631,000, $699,000 and $1,111,000, respectively. Interest income that would have been recorded if the loans had been performing in accordance with their original terms aggregated approximately $90,000, $100,000, $93,000 and $54,000 during the seven months ended December 31, 1998 and years ended May 31, 1998, 1997 and 1996, respectively.

5.   OTHER LOANS

     A summary of other loans at December 31, 1998 and May 31, 1998 and 1997 follows:

                                                    DECEMBER 31,            MAY 31               MAY 31,
                                                        1998                 1998                 1997
                                                      ---------            ---------            ---------
Commercial                                         $ 35,380,711         $ 34,113,671        $ 23,417,939
Automobile                                           13,787,879            8,351,918           7,738,516
Student                                                 332,407            1,352,784           1,331,569
Credit card                                           1,295,868            1,239,391           1,334,548
Other consumer loans                                  3,345,476            3,025,549           3,053,852
                                                     ----------           ----------          ----------

                                                     54,142,341           48,083,313          36,876,424
Net deferred loan costs                                 341,844              242,704             182,590
Allowance for loan losses                           (1,354,046)          (1,141,374)         (1,007,576)
                                                     ----------           ----------          ----------

                                                   $ 53,130,139         $ 47,184,643        $ 36,051,438
                                                   ============         ============        ============


     Commercial loans on non-accrual status at December 31, 1998 and May 31, 1998 and 1997 were approximately $55,000, $159,000 and $26,000, respectively. Consumer loans in arrears three months or more were approximately $33,000, $27,000 and $96,000 at December 31, 1998 and May 31, 1998 and 1997, respectively. Interest income that would have been recorded if the loans had been performing in accordance with their original terms was not material during the seven months ended December 31, 1998 and the years ended May 31, 1998, 1997 and 1996.

6.   ALLOWANCE FOR LOAN LOSSES

   The activity in the allowance for loan losses is as follows:

                                            FOR THE SEVEN                 YEARS ENDED MAY 31,
                                            MONTHS ENDED     ____________________________________________
                                          DECEMBER 31, 1998     1998             1997             1996
                                            -------------     --------         --------         ---------

Balance at beginning of period             $ 1,512,970      $ 1,231,655      $ 1,304,765     $ 1,206,486
    Provision for loan losses                  291,550          592,450          130,000         140,000
    Charge-offs                               (98,752)        (325,524)        (213,042)       (149,877)
    Recoveries                                  21,284           14,389            9,932         108,156
                                             ---------        ---------        ---------       ---------

Balance at end of period                   $ 1,727,052      $ 1,512,970      $ 1,231,655     $ 1,304,765
                                           ===========      ===========      ===========     ===========


7.   MORTGAGE SERVICING RIGHTS

     Mortgage servicing rights as of December 31, 1998 and May 31, 1998 and 1997 consist of the following:

                                                      DECEMBER 31,           MAY 31,             MAY 31,
                                                          1998                1998                1997
                                                       -----------         -----------         ----------

Mortgage Servicing Rights                             $ 1,586,734        $ 1,180,858         $   885,992
Less-Accumulated amortization                           (123,231)          (129,362)            (50,913)
                                                        ---------          ---------            --------

                                                      $ 1,463,503        $ 1,051,496         $   835,079
                                                      ===========        ===========         ===========


     The Bank capitalized originated mortgage servicing rights of $535,238, $342,720 and $216,047 for the seven months ended December 31, 1998 and the years ended May 31, 1998 and 1997, respectively.

8.   BANK PREMISES AND EQUIPMENT

     A summary of bank premises and equipment at December 31, 1998 and May 31, 1998 and 1997 follows:

                                                      DECEMBER 31,           MAY 31,             MAY 31,
                                                          1998                1998                1997
                                                        ---------           ---------           ---------

Land                                                 $  1,995,899       $  1,169,109        $    340,587
Buildings and improvements                              4,151,428          2,745,075           2,720,751
Equipment                                               3,385,022          2,684,039           2,522,432
Furniture and fixtures                                    779,095            647,091             584,896
                                                       ----------          ---------           ---------

                                                       10,311,444          7,245,314           6,168,666
Less-Accumulated depreciation                         (4,138,234)        (4,139,934)         (3,742,835)
                                                       ----------          ---------           ---------

                                                     $  6,173,210       $  3,105,380        $  2,425,831
                                                     ============       ============        ============


9.   DEPOSITOR ACCOUNTS

     Deposit account balances and stated interest rates at December 31, 1998 and May 31, 1998 and 1997 are summarized as follows:

                              DECEMBER 31,                MAY 31,                   MAY 31,
                                  1998     DECEMBER 31,    1998       MAY 31,        1997        MAY 31,
                              STATED RATES     1998    STATED RATES    1998      STATED RATES     1997
                                ---------    ---------   --------     -------      ---------    --------

  Demand checking accounts           --%  $ 33,380,334        --%   $ 26,743,222         --% $ 23,854,838
  Negotiable order of
    withdrawal
    accounts (NOW)             1.00-2.25    22,761,492  1.00-2.25     17,557,881   1.00-2.25   15,023,912
  Savings accounts             2.00-3.25    82,696,147  2.00-3.25     80,650,580        3.00   80,175,311
  Money market accounts        2.35-4.23    37,052,916  2.35-3.50     26,863,318   2.35-3.50   27,119,239
  Time certificates            4.20-5.15    70,995,493  4.50-5.00     70,906,608   4.30-5.50   75,037,837
                                           -----------               -----------              -----------

      Total deposits                      $246,886,382              $222,721,609             $221,211,137
                                          ============              ============             ============

     Time certificate balances at December 31, 1998 and May 31, 1998 and 1997 are summarized by remaining period to contractual maturity as follows:

                                                       DECEMBER 31,           MAY 31,            MAY 31,
                                                           1998                1998               1997
                                                        ----------           --------`         ----------

Under one year                                        $64,390,436         $64,599,733         $69,248,768
One year to under three years                           4,857,712           3,998,068           3,792,718
Three years and over                                    1,747,345           2,308,807           1,996,351
                                                       ----------          ----------          ----------

                                                      $70,995,493         $70,906,608         $75,037,837
                                                      ===========         ===========         ===========


The aggregate amount of time certificates in denominations of $100,000 or more was approximately $5,983,000, $6,107,000 and $5,174,000 at December 31, 1998 and
May 31, 1998 and 1997, respectively.

10.  INCOME TAXES

     The tax effects of temporary differences that give rise to the Bank's deferred tax assets and deferred tax liabilities, on a combined basis, for federal and state tax purposes at December 31, 1998 and May 31, 1998 and 1997, are as follows:

                                                                    DECEMBER 31,     MAY 31,        MAY 31,
                                                                        1998          1998           1997
                                                                      ---------      -------        -------
                                                                                 (000'S OMITTED)
Deferred tax assets:
    Charitable contribution benefit                                    $  437        $  496       $    --
    Allowance for loan losses                                             650           620           504
    Accrued post-retirement benefits                                      676           646           618
    Other deductible temporary differences                                235            49           141
                                                                       ------        ------        ------

                Total gross deferred tax assets                         1,998         1,811         1,263
                                                                       ------        ------        ------

Deferred tax liabilities:
    Bad debt reserves for income tax purposes in
        excess of the base-year reserves                                  269           289           289
    Net unrealized gain on securities available-for-sale                1,179           755           438
    Other taxable temporary differences                                    91           170           479
                                                                       ------        ------        ------

                Total gross deferred tax liabilities                    1,539         1,214         1,206
                                                                       ------        ------        ------

                Net deferred tax asset (included in other assets)      $  459        $  597        $   57
                                                                       ======        ======        ======


     Management believes that it is more likely than not that it will realize the net deferred tax asset.

     Provision for income taxes is comprised of the following:

                                       SEVEN                          YEARS ENDED MAY 31,
                                    MONTHS ENDED         _________________________________________________
                                  DECEMBER 31, 1998         1998               1997               1996
                                    -------------        ----------         ----------          ---------
Current:
    Federal                         $   757,888        $ 1,636,872        $ 1,302,494        $   945,021
    State                               257,791            445,276            450,864            350,741
                                      ---------          ---------          ---------          ---------

                                      1,015,679          2,082,148          1,753,358          1,295,762
                                      ---------          ---------          ---------          ---------

Deferred:
    Federal                             103,086          (614,224)            109,410          (198,026)
    State                                35,132          (163,657)          (106,902)           (73,496)
                                      ---------          ---------          ---------          ---------

                                        138,218          (777,881)              2,508          (271,522)
                                      ---------          ---------          ---------          ---------

                                    $ 1,153,897        $ 1,304,267        $ 1,755,866        $ 1,024,240
                                    ===========        ===========        ===========        ===========

     The provision for income taxes for the seven months ended December 31, 1998 and the years ended May 31, 1998, 1997 and 1996 differs from that computed at the federal statutory rate as follows:

                                                     SEVEN               YEARS ENDED MAY 31,
                                                   MONTHS ENDED  _______________________________________
                                                 DECEMBER 31, 1998 1998           1997           1996
                                                   ------------- ---------     -----------     --------
Tax at federal statutory rate                   $   952,449    $ 1,076,172   $ 1,571,265     $   846,539
State taxes, net of federal income tax benefit      294,979        218,379       322,566         182,981
Reversal of New York State deferred taxes                --             --     (164,817)              --
Other                                              (93,531)          9,716        26,852         (5,280)
                                                  ---------      ---------     ---------       ---------

        Total income tax expense                $ 1,153,897    $ 1,304,267   $ 1,755,866     $ 1,024,240
                                                ===========    ===========   ===========     ===========

Effective rate                                       41.19%         41.21%        37.99%          41.14%

     As a thrift institution, the Bank is subject to special provisions in the federal and New York State tax laws regarding its allowable tax bad debt deductions and related tax bad debt reserves. These deductions historically have been determined using methods based on loss experience or a percentage of taxable income. Tax bad debt reserves are maintained for qualifying real property loans and for non-qualifying loans in amounts equal to the excess of allowable deductions over actual bad debt losses and other reserve reductions. A supplemental reserve is also maintained. The qualifying and non-qualifying loan reserves consist of a defined base-year amount, plus additional amounts ("excess reserves") accumulated after the base year. SFAS No. 109 requires recognition of deferred tax liabilities with respect to such excess reserves, as well as any portion of the base-year amount or the supplemental reserve which is expected to become taxable (or "recaptured") in the foreseeable future.

     Certain amendments to the federal tax bad debt provisions were enacted in July 1996. The federal amendments include elimination of the percentage-of-taxable-income method for tax years beginning after December 31, 1995 and imposition of a requirement to recapture into taxable income (over a six-year period) the qualifying and qualifying qualifying loan reserves in excess of the base-year amounts. However, such recapture requirements were suspended for each of the two successive taxable years beginning January 1, 1996 in which the Bank originates a minimum amount of certain residential loans during such years that is not less than the average of the principal amounts of such loans made by the Bank during its six taxable years preceding January 1, 1996. The Bank previously established, and will continue to maintain, a deferred tax liability with respect to such excess federal reserves.

     The New York State amendments enacted in August of 1996 redesignate the Bank's State bad debt reserves at May 31, 1997 as the base-year amount and also provide for future additions to the base-year reserve using the percentage-of-taxable-income method, subject to certain limitations. This change effectively eliminated the excess New York State reserves for which a deferred tax liability had been recognized, and accordingly, the Bank reduced its deferred tax liability by $164,817 (with a corresponding reduction in income tax expense) during the year ended May 31, 1997.

     In accordance with SFAS No. 109, deferred tax liabilities have not been recognized with respect to the base-year and supplemental reserves, since the Bank does not expect that these amounts will become taxable in the foreseeable future. Under the tax laws as amended, events that would result in taxation of these reserves include: (i) reductions in the reserves for purposes other than tax bad debt losses, (ii) failure of the Bank to maintain a specified qualifying-assets ratio or meet other thrift definition tests for New York State tax purposes and (iii) certain stock redemptions, partial or complete liquidation or distribution in excess of post-1951 earnings and profits. The reserve balance of $4,713,000 at December 31, 1987 has not been subject to deferred taxes.

11.  BENEFIT PLANS

     PENSION PLAN

     All eligible employees of the Bank are included in a noncontributory defined benefit pension plan administered by Actuarial Pension Analysts, Inc. Under the terms of the Pension Plan, participants vest 100% upon completion of five years of service as defined in the plan document. The Bank's policy is to fund the consulting actuary's recommended contribution.

   The following table sets forth the Pension Plan's change in benefit obligation:

                                                DECEMBER 31,             MAY 31,
                                                    1998                  1998
                                                 ----------            ---------

  Benefit obligation at beginning of period     $ 4,551,471          $ 4,119,052
  Service cost                                       94,760              277,347
  Interest cost                                     113,093              302,451
  Benefits paid                                    (44,372)            (147,379)
                                                  ---------            ---------

  Benefit obligation at end of period           $ 4,714,952          $ 4,551,471
                                                ===========          ===========


      The following table sets forth the Pension Plan's change in Plan Assets:


                                                     DECEMBER 31,             MAY 31,
                                                         1997                  1998
                                                      ----------            ----------

Fair value of Plan Assets at beginning of period     $ 5,820,424          $ 4,990,430
  Actual return on Plan Assets                         (288,905)              963,112
  Benefits paid                                         (44,372)            (133,118)
                                                       ---------            ---------

  Fair value of Plan Assets at end of period         $ 5,487,147          $ 5,820,424
                                                       =========            =========

  Funded status                                      $   772,195          $ 1,268,953
  Unrecognized prior service cost                       (36,759)             (38,937)
  Unrecognized actuarial gain                          (641,225)          (1,096,860)
                                                       ---------            ---------

  Prepaid cost                                       $    94,211          $   133,156
                                                     ===========          ===========


                                                       SEVEN                YEARS ENDED MAY 31,
                                                   MONTHS ENDED     ___________________________________
                                                 DECEMBER 31, 1998   1998          1997           1996
                                                   ------------    --------      ---------      --------
Net pension cost includes the following components:
    Service costs--benefits earned
      during the period                             $  94,760     $ 277,347     $ 228,068      $ 176,483
    Interest cost on projected benefit obligation     113,093       302,451       275,763        266,739
    Actual return on assets                         (166,730)     (393,466)     (357,442)      (321,582)
    Amortization of transition assets                 (4,356)      (21,266)      (33,311)       (33,311)
    Amortization of prior service cost                  2,178       (6,534)       (6,534)        (6,024)
                                                     --------      --------      --------       --------
                Net pension cost                    $  38,945     $ 158,532     $ 106,544      $  82,305
                                                    =========     =========     =========      =========
Major assumptions utilized as follows:
    Discount rate                                       7.50%         7.50%         7.50%          7.50%
    Rate of increase in compensation levels              5.50          5.50          5.50           5.50
    Expected long-term rate of return
      on Plan assets                                     8.00          8.00          8.00           8.00

     POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

     The Bank also provides postretirement health care (medical and dental) benefits and life insurance benefits to certain retirees if they meet certain age and length of service requirements prior to retirement. For retirees who retire after April 24, 1996, the continuation of such benefits is conditioned upon the retiree contributing a portion of the cost of such benefits. For retirees who have retired before April 25, 1996, such benefits are not conditioned upon retiree contributions.

     At December 31, 1998, the actuarial and accrued liabilities for postretirement health care and life insurance benefits, none of which have been funded, were as follows:

                                                                 DECEMBER 31,
                                                                     1998
                                                                   --------

Accumulated Postretirement Benefit Obligation (APBO):
    APBO at beginning of period                                 $ 1,273,995
    Service cost                                                     36,872
    Interest cost                                                    53,311
    Actuarial loss                                                   63,335
    Benefits paid                                                     (556)
                                                                  ---------

    APBO at end of period                                       $ 1,426,957
                                                                ===========

Funded status as of December 31, 1998:
    Funded status                                               $ 1,426,957
    Unrecognized net actuarial loss                                (37,836)
    Unrecognized prior service cost                                 260,780
                                                                  ---------

    Accrued postretirement benefit cost                         $ 1,649,901
                                                                ===========

    Effect of 1% increase in health care cost trend rate--
        accumulated postretirement benefit obligation           $   207,000
                                                                ===========

    Effect of 1% decrease in health care cost trend rate--
        accumulated postretirement benefit obligation           $ (168,500)
                                                                ===========


     Net periodic postretirement benefit cost is included in the following components:

                                               SEVEN               YEARS ENDED MAY 31,
                                            MONTHS ENDED   __________________________________
                                          DECEMBER 31, 1998   1998        1997         1996
                                          -----------------  --------    --------     --------
Service cost--benefits attributed to
    service during period                     $  36,872    $  63,209    $  59,341    $  72,156
Interest cost on accumulated postretirement
    Benefit obligation                           53,311       91,391      101,806      102,074
Amortization of prior service cost              (20,557)     (35,240)        --           --
Amortization of (gains) losses                    2,861        4,904      (17,141)      13,845
                                              ---------    ---------    ---------    ---------

                Net periodic postretirement
                    benefit cost              $  72,487    $ 124,264    $ 144,006    $ 188,075
                                              =========    =========    =========    =========


     The accumulated postretirement benefit obligation was determined using the projected unit cost method, as required by SFAS No. 106, and a discount rate of 6.74% in 1998, 8.00% in 1997 and 7.50% in 1996. The assumed rate of increase in future health care costs was 9.0% in 1998, 9.50% in 1997 and 10.00% in 1996, gradually decreasing to 5.0% in the year 2006 and remaining at that level thereafter.

     401(K) PLAN

     The Bank has a 401(k) plan (the "401(k) Plan") covering full-time employees who satisfy the eligibility requirements and elect to participate in the 401(k) Plan. The 401(k) Plan provides for employer matching contributions subject to a specified maximum. Amounts charged to operations for the seven months ended December 31, 1998 and the years ended May 31, 1998, 1997 and 1996 were approximately $40,000, $110,000, $86,000 and $65,000, respectively.

     BENEFIT RESTORATION PLAN

     The Bank adopted the Benefit Restoration Plan of The Warwick Savings Bank ("BRP") to provide certain designated employees with the benefits that would be due to such employees under the Pension Plan, the 401(k) Plan and the ESOP if such benefits were not limited under the Internal Revenue Code. Expense related to the BRP included in the consolidated statements of income is approximately $98,000 and $70,000 for the seven months ended December 31, 1998 and the year ended May 31, 1998, respectively.

     EMPLOYEE STOCK OWNERSHIP PLAN

     The Company has established an ESOP for eligible employees. Generally, full-time employees of the Company or the Bank who have been credited with at least 1,000 hours during a twelve-month period are eligible to participate.

     The ESOP borrowed $8,509,774 at an interest rate of 8.00% from the Company and used the funds to purchase 528,523 shares of the Company's common stock in connection with the Conversion. Generally, the loan is repaid principally from the Bank's discretionary contributions to the ESOP over a 10-year period. At December 31, 1998 and May 31, 1998, the loan had an outstanding balance of $7,163,741 and $8,014,720, respectively. Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is paid. Contributions to the ESOP and shares released from the loan collateral in an amount proportional to the repayment of the ESOP loan are allocated among participants on the basis of compensation, as described in the plan, in the year of allocation. Benefits generally become 100% vested after seven years of vesting service and are immediately vested on death, retirement or disability. In addition, in the event of a change in control, as defined in the plan, any unvested portion of benefits shall vest immediately. Forfeitures are used to reduce employer contributions. Benefits are payable upon death, retirement, disability, or separation from service based on vesting status and share allocations made.

     As of December 31, 1998 and May 31, 1998, 52,824 and 31,016 shares, respectively, were allocated to participants and 0 and 13,213 shares, respectively, were committed to be released. As shares are released from collateral, the shares become outstanding for earnings per share computations. As of December 31, 1998, the fair market value of the 444,683 unearned shares was $6,559,074.

     RECOGNITION AND RETENTION PLAN

     The Company maintains the Recognition and Retention Plan of Warwick Community Bancorp, Inc. (the "RRP"). The RRP acquired an aggregate of 264,261 shares of the Company's common stock in open market purchases, all of which have been awarded to eligible directors, directors emeritus, officers and employees of the Company and the Bank. Such amounts represent deferred compensation and have been accounted for as a reduction of stockholders' equity. Awards generally vest at a rate of 20% per year, commencing one year from the date of award. Awards become 100% vested upon termination of employment due to death or disability.

     The Company recorded expenses for the ESOP and RRP of $921,630 and $729,529, respectively, for the seven months ended December 31, 1998 and for the year ended May 31, 1998.

     STOCK OPTION PLAN

     The Company maintains the Stock Option Plan of Warwick Community Bancorp, Inc. (the "Stock Option Plan"). Under the Stock Option Plan, stock options (which generally expire ten years from the date of grant) have been granted to eligible employees, directors and officers of the Company and the Bank. Each option entitles the holder to purchase one share of the Company's common stock at an exercise price equal to the fair market value of the stock at the date of grant. Options generally become exercisable at a rate of 20% per year, commencing one year from the date of grant. However, all options become 100% exercisable upon termination of employment due to death or disability.

     The following table presents options granted, exercised or expired during the seven months ended December 31, 1998:

                                             SHARES      OPTION PRICE PER SHARE
                                             ------      ----------------------

Balance at May 31, 1998                          --               $  --
Options granted                             561,552               17.00
Options exercised                                --                  --
Options expired or terminated                    --                  --
-------------------------------------------------------------------------------

Balance at December 31, 1998                561,552              $17.00
-------------------------------------------------------------------------------

     No options are currently exercisable. The fair value of the options granted during 1998 was $6.96. The fair value of each option was estimated on the date granted using the Black-Scholes option pricing model. The following weighted-average assumptions were used for grants in 1998: risk free interest rate of 5.59%; expected dividend yield of $.08; expected life of seven years; and expected volatility of 25.68%.

     The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with FASB Statement No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                 SEVEN MONTHS ENDED
                                                  DECEMBER 31, 1998
                                                   ---------------

Net Income (Loss):             As Reported        $   1,647,424
                               Pro Forma            (2,262,454)
Basic EPS:                     As Reported                  .28
                               Pro Forma                  (.38)

12.  BORROWED FUNDS AND REPURCHASE AGREEMENTS

     Securities sold under agreements to repurchase at December 31, 1998 and May 31, 1998 and 1997 which were transacted with a major securities firm are as follows:

         DECEMBER 31, 1998                    MAY 31, 1998                        MAY 31, 1997
   -----------------------------      ----------------------------       ---------------------------------
   AMOUNT      RATE     MATURITY      AMOUNT       RATE   MATURITY       AMOUNT       RATE        MATURITY
   ------      ----     --------      ------       ----   --------       ------       ----        --------

$ 4,700,000    6.32%    05/24/99    $   490,000    5.64%   06/15/98     $   705,000    5.69%      06/18/97
  1,000,000     6.65    06/19/99      4,000,000     5.64   06/15/98       4,685,000     5.69      06/18/97
  4,700,000     6.65    06/30/99      1,300,000     5.95   06/19/98       1,300,000     6.00      06/19/97
  4,700,000     6.53    08/02/99      1,300,000     6.40   06/19/98       1,300,000     6.40      06/19/98
    365,000     5.10    09/15/00      5,000,000     5.69   06/30/98       4,700,000     6.65      07/01/98
  3,000,000     5.10    09/15/00      4,700,000     6.32   05/24/99       1,000,000     6.65      06/19/99
  1,945,000     5.22    09/17/01      1,000,000     6.65   06/19/99       4,700,000     6.32      05/24/99
  4,900,000     4.70    10/05/01      4,700,000     6.65   06/30/99       4,700,000     6.53      08/01/99
 ----------                                                              ----------
$25,310,000                           4,700,000     6.53   08/02/99     $23,090,000
 ----------                          ----------                          ----------
 ----------                                                              ----------
                                    $27,190,000
                                     ==========

   Information relating to borrowings under repurchase agreements is summarized as follows:

                                                                               YEARS ENDED MAY 31,
                                                SEVEN MONTHS ENDED    _______________________________________
                                                 DECEMBER 31, 1998    1998           1997            1996
                                                 -----------------    ----           ----            ----
Average balance during the year                 $25,907,593        $24,056,648   $19,685,315    $   101,075
Average interest rates during the year                5.87%              6.18%         6.20%          6.32%
Maximum month-end balance
    during the year                             $26,370,000        $27,500,000   $23,300,000    $ 4,700,000
Securities underlying agreement at year-end:
        Amortized cost                           35,638,720         37,729,203    25,470,851      5,000,000
        Estimated market value                   35,925,935         38,071,150    25,508,437      4,981,000

   Federal Home Loan Bank advances are as follows at December 31, 1998 and May 31, 1998 and 1997:

DECEMBER 31, 1998:                      AVAILABLE         OUTSTANDING             RATE        MATURITY
                                         -------           --------              -------      ---------
    Revolving line of credit            $16,982,150       $ 5,230,000             5.13%           Daily
    Repricing line of credit             16,982,150        10,000,000              5.63         Monthly
    Term loans                                                250,000              6.96        06/19/00
                                                            5,000,000              5.79        12/18/01
                                                            4,000,000              5.26        11/18/03
                                                           10,000,000              5.47        05/29/08
                                                            5,000,000              5.63        04/30/08
                                                            5,000,000              5.26        04/30/08
                                                           10,000,000              5.48        02/26/08
                                                           20,000,000              5.06        01/30/08
                                                            5,000,000              5.15        11/12/08
                                                           ----------

                                                          $79,480,000
                                                           ==========

MAY 31, 1998:                            AVAILABLE           OUTSTANDING      RATE      MATURITY
                                         ---------           -----------      ----      --------
    Revolving line of credit            $16,982,150       $ 7,600,000        5.81%           Daily
    Repricing line of credit             16,982,150                --                      Monthly
    Term loans                                                250,000         6.96        06/19/00
                                                            5,000,000         5.79        12/18/01
                                                           20,000,000         5.02        01/30/08
                                                           10,000,000         5.79        02/26/08
                                                            5,000,000         5.26        04/30/08
                                                            5,000,000         5.63        04/30/08
                                                           10,000,000         5.47        05/29/01
                                                           ----------

                                                          $62,850,000
                                                           ==========



MAY 31, 1997:                            AVAILABLE           OUTSTANDING      RATE      MATURITY
                                         ---------           -----------      ----      --------
    Revolving line of credit            $14,417,000       $        --           --%           Daily
    Repricing line of credit             14,417,000                --           --         Monthly
    Term loans                                                250,000         6.96        06/19/00
                                                            5,000,000         5.79        12/18/01
                                                          -----------

                                                          $ 5,250,000
                                                          ===========


     FHLB advances are made at fixed rates and are collateralized by all FHLB stock owned by the Bank in addition to a blanket pledge of eligible assets in an amount required to be maintained so that the estimated fair value of such eligible assets exceeds, at all times, 110% of the outstanding advances.

13.  REGULATORY CAPITAL REQUIREMENTS

     The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can result in the initiation of certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1998, that the Company and the Bank meet all capital adequacy requirements to which it is subject.

     The most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

     The Bank's actual capital amounts and ratios are presented in the following table (000's omitted):

                                                                                           TO BE WELL
                                                                                        CAPITALIZED UNDER
                                                               FOR CAPITAL ADEQUACY     PROMPT CORRECTIVE
                                               ACTUAL                PURPOSES           ACTION PROVISIONS
                                           ---------------       ----------------       -----------------
                                         AMOUNT      RATIO       AMOUNT       RATIO   AMOUNT        RATIO
                                         ------      -----       ------       -----   -------      ------
As of December 31, 1998:
    Total Capital
          (to risk weighted assets)       $55,538    23.90%      $17,918      >8.0%    $22,937     >10.0%
    Tier 1 Capital
          (to risk weighted assets)        51,106     22.82        8,959       >4.0     13,438       >6.0
    Tier 1 Capital
          (to average assets)              51,106     11.99       17,055       >4.0     21,319       >5.0



                                                                                           TO BE WELL
                                                                                        CAPITALIZED UNDER
                                                               FOR CAPITAL ADEQUACY     PROMPT CORRECTIVE
                                               ACTUAL                PURPOSES           ACTION PROVISIONS
                                           ---------------       ----------------       -----------------
                                         AMOUNT      RATIO       AMOUNT       RATIO   AMOUNT        RATIO
                                         ------      -----       ------       -----   -------      ------
As of May 31, 1998:
    Total Capital
          (to risk weighted assets)       $54,910    26.27%      $16,721       >8.0%   $20,901      >10.0%
    Tier 1 Capital
          (to risk weighted assets)        53,397     25.55        8,360       >4.0     12,540       >6.0
    Tier 1 Capital
          (to average assets)              53,397     13.91       15,352       >4.0     19,190       >5.0



                                                                                                   TO BE WELL
                                                                                                CAPITALIZED UNDER
                                                               FOR CAPITAL ADEQUACY             PROMPT CORRECTIVE
                                               ACTUAL                PURPOSES                   ACTION PROVISIONS
                                           ---------------       ----------------               -----------------
                                         AMOUNT      RATIO       AMOUNT       RATIO           AMOUNT        RATIO
                                         ------      -----       ------       -----           ------        -----
As of May 31, 1997:
    Total Capital
          (to risk weighted assets)       $28,726     20.33%     $11,302      >8.0%           $14,127      >10.0%
    Tier 1 Capital
          (to risk weighted assets)        27,495     19.46        5,651      >4.0              8,476      > 6.0
    Tier 1 Capital
          (to average assets)              27,495      9.53       11,535      >4.0             14,419      > 5.0

   The Company's actual capital amounts and ratios are presented in the following table (000's omitted):

                                                                                                      TO BE WELL
                                                                                                   CAPITALIZED UNDER
                                                               FOR CAPITAL ADEQUACY                PROMPT CORRECTIVE
                                               ACTUAL                PURPOSES                      ACTION PROVISIONS
                                           ---------------       ----------------                  -----------------
                                         AMOUNT      RATIO       AMOUNT       RATIO              AMOUNT        RATIO
                                         ------      -----       ------       -----              ------        -----
As of December 31, 1998:
    Total Capital
          (to risk weighted assets)       $84,796    36.94%      $18,362      >8.0%              $22,953       >10.0%
    Tier 1 Capital
          (to risk weighted assets)        82,364     35.88        9,181      >4.0                13,772       > 6.0
    Tier 1 Capital
          (to average assets)              82,364     18.87       17,462      >4.0                21,828       > 5.0


                                                                                           TO BE WELL
                                                                                        CAPITALIZED UNDER
                                                               FOR CAPITAL ADEQUACY     PROMPT CORRECTIVE
                                               ACTUAL                PURPOSES           ACTION PROVISIONS
                                           ---------------       ----------------       -----------------
                                         AMOUNT      RATIO       AMOUNT       RATIO     AMOUNT      RATIO
                                         ------      -----       ------       -----     ------      -----
As of May 31, 1998:
    Total Capital
          (to risk weighted assets)       $86,498    40.78%      $16,968      >8.0%     $21,211     >10.0%
    Tier 1 Capital
          (to risk weighted assets)        84,985     40.07        8,484      >4.0       12,726     > 6.0
    Tier 1 Capital
          (to average assets)              84,985     21.44       15,855      >4.0       19,818     > 5.0

14.  COMMITMENTS AND CONTINGENCIES

     Lease Commitments

     Rental expense included in the statements of income was approximately $89,000, $281,000, and $267,000 for the seven months ended December 31, 1998 and for the years ended May 31, 1998 and 1997, respectively.

     In 1993, the Bank entered into an agreement with a company to provide data processing services. Such agreement expires in July 2000. The commitment for future payments fluctuates with the level of service provided. The costs incurred in connection with this agreement are included in data processing expenses in the accompanying statements of income.

     Loan Commitments

     Loan commitments and unused lines of credit as of December 31, 1998 are as follows (with comparative totals as of May 31, 1998):

                                                    COMMITMENTS       UNUSED
                                                   TO ORIGINATE      LINES OF
                                                       LOANS          CREDIT             TOTAL
                                                     ---------        ------            ------
Mortgage loans                                     $42,356,606    $            --       $42,356,606
Construction loans                                  16,449,066                 --        16,449,066
Commercial loans                                        20,000          5,358,847         5,378,847
Other loans                                          8,785,813                 --         8,785,813
                                                    ----------          ---------        ----------

        Total as of December 31, 1998              $67,611,485        $ 5,358,847       $72,970,332
                                                    ==========          =========        ==========

        Total as of May 31, 1998                   $55,496,658        $ 5,558,603       $61,055,261
                                                    ==========          =========        ==========


     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since commitments may expire, the total commitment amounts do not necessarily represent future cash requirements.

     The Banks exposure to credit loss in the event of nonperformance by the other party to the loan commitments is represented by their contractual amount. The Bank controls the credit risk of loan commitments through credit approvals, limits and monitoring procedures. The amount of collateral obtained, if deemed necessary, is based on management's credit evaluation of the borrower.

     Concentration of Credit Risk

     The Bank grants residential mortgage loans, construction loans, commercial loans and consumer loans to customers located primarily in Orange County, New York and the surrounding counties of Rockland and Dutchess in New York. The borrowers' ability to repay loan principal and accrued interest is dependent upon, among other things, the economic conditions prevailing in the Bank's lending area.

     Hedging

     In the normal course of business, the Bank uses off-balance sheet financial instruments primarily as part of mortgage banking hedging strategies. Such instruments generally include put options purchased and forward commitments to sell mortgage loans. As a result of interest rate fluctuations, these off-balance sheet financial instruments will develop unrealized gains or losses that mitigate changes in the underlying hedged portion of the balance sheet. When effectively used, these off-balance sheet financial instruments are designed to moderate the impact on earnings as interest rates move up or down.

     Litigation

     The Bank is involved in legal proceedings incurred in the normal course of business. In the opinion of management, none of these proceedings are expected to have a material effect on the consolidated financial position or results of operations of the Bank.

15.  DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

     CASH AND DUE FROM BANKS AND FEDERAL FUNDS SOLD

     For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

     ACCRUED INTEREST AND FHLB STOCK

     The carrying amount is a reasonable estimate of fair value.

     SECURITIES

     Fair values for securities are based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

     LOANS, NET

     For certain homogeneous categories of loans, such as some residential mortgages and other consumer loans, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics.

     For other loan types, fair value is based on the credit and interest rate characteristics of individual loans. These loans are stratified by type, maturity, interest rate, underlying collateral where applicable, and credit quality ratings. Fair value is estimated by discounting scheduled cash flows through estimated maturities using discount rates which in management's opinion best reflect current market interest rates that would be charged on loans with similar characteristics and credit quality. Credit risk concerns are reflected by adjusting cash flow forecasts, by adjusting the discount rate or by adjusting both.

     DEPOSITOR ACCOUNTS

     The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

     BORROWINGS

     The estimated fair value of FHLB advances and borrowings under repurchase agreements is based on the discounted value of their contractual cash flows. The discount rate used in the present value computation is estimated by comparison to the current interest rates charged by the FHLB and other major securities firms for borrowings of similar remaining maturities.

     MORTGAGE ESCROW FUNDS AND BORROWED FUNDS

     The carrying amount is a reasonable estimate of fair value.

     The following is a summary of the carrying values and estimated fair values of the Bank's financial assets and liabilities at December 31, 1998 and May 31, 1998 and 1997 (000's omitted):

                                            DECEMBER 31, 1998       MAY 31, 1998         MAY 31, 1997
                                            -----------------       ------------         ------------
                                          CARRYING     FAIR     CARRYING     FAIR     CARRYING     FAIR
                                            VALUE      VALUE      VALUE      VALUE      VALUE      VALUE
                                           -------    -------    -------    -------    -------    -------
Financial assets:
    Cash on hand and in banks             $ 10,511   $ 10,511   $ 11,190   $ 11,190   $ 10,367   $ 10,367
    Federal funds sold                          --         --         --         --      1,315      1,315
    Securities                             155,490    155,458    170,749    170,702    126,393    126,417
    Loans, net                             261,463    262,666    212,665    215,186    138,323    139,126
    Accrued interest receivable              2,506      2,506      2,463      2,463      2,097      2,097
    Federal Home Loan Bank stock             4,633      4,633      3,393      3,393      1,731      1,731
Financial liabilities:
    Demand, NOW, statement
        savings and passbook, and
        money market accounts             $175,891   $175,891   $151,815   $151,815   $146,173   $146,173
    Time certificate accounts               70,995     71,090     70,907     70,907     75,038     75,003
    Mortgage escrow funds                    1,965      1,965      2,266      2,266      1,398      1,398
    Borrowed funds                         104,790    107,142     90,040     90,040     28,340     28,340
    Accrued interest payable                   736        736      1,486      1,486      1,211      1,211

16.  WARWICK COMMUNITY BANCORP, INC.-PARENT COMPANY ONLY FINANCIAL STATEMENTS

     The following statements of financial condition as of December 31, 1998 and May 31, 1998, the statements of income for the seven months ended December 31, 1998 and for the year ended May 31, 1998, and the related statements of cash flows for the seven months ended December 31, 1998 and the year ended May 31, 1998, reflect the Company's investment in its wholly owned subsidiary, the Bank, using the equity method of accounting.

                                         STATEMENTS OF FINANCIAL CONDITION
                                       (000'S OMITTED EXCEPT SHARE AMOUNTS)

                                                                    DECEMBER 31, 1998MAY 31, 1998
                                                                      -------------   ----------

                    ASSETS
Assets:
    Cash and cash equivalents                                            $ 18,941        $ 19,976
    Investment securities available for sale                                4,503           2,901
    Accrued interest receivable                                                13             262
    Other assets                                                              819             783
    ESOP loan to the trustee of the ESOP                                    7,164           8,015
    Investment in The Warwick Savings Bank                                 53,044          54,503
                Total assets                                             $ 84,484        $ 86,440
                                                                         ========        ========

          LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Other liabilities                                                    $     --        $    252
    Income taxes payable                                                      247              39
                                                                         --------        --------

                Total liabilities                                             247             291
                                                                         --------        --------

Stockholders' equity:
    Preferred stock, $.01
        par value; 5,000,000
        shares authorized; none issued                                       --               --
    Common stock, $.01
        par value; 15,000,000
        shares authorized,
        6,606,548 shares issued                                                66              66
    Additional paid-in capital                                             63,374          63,386
    Retained earnings -
        subject to restrictions                                            30,458          29,355
    Accumulated other comprehensive income, net                             1,727           1,165
    Less - Unallocated common stock held by ESOP                          (7,208)         (7,823)
    Less - Unearned common stock held by RRP                              (4,180)              --
                                                                         --------        --------

                Total stockholders' equity                                 84,237          86,149
                                                                         --------        --------

                Total liabilities and stockholders' equity               $ 84,484        $ 86,440
                                                                         ========        ========


                                       STATEMENTS OF INCOME (000'S OMITTED)

                                                                SEVEN MONTHS ENDED      YEAR ENDED
                                                                 DECEMBER 31, 1998     MAY 31, 1998
                                                                   -------------        ----------
Interest income:
    ESOP loan to the trustee of the ESOP                              $   379              $   262
    Investment securities                                                 163                   24
                                                                      -------              -------
                Total interest income                                     542                  286
Interest expense                                                           --                    --
                                                                      -------              -------
    Net interest income before provision for loan losses                  542                  286
Provision for loan losses                                                  --                    --
                                                                      -------              -------
    Net interest income after provision for loan losses                   542                  286
                                                                      -------              -------
Non-interest income:
    Gain on sale of investment securities                                  --                   28
Non-interest expense                                                      116                2,054
                                                                      -------              -------
    Income (loss) before provision for income taxes
    and undistributed earnings of subsidiary bank                         426              (1,740)
Equity in undistributed earnings of subsidiary bank                     1,431                2,941
Income tax expense/(benefit)                                              210                (660)
                                                                      -------              -------
    Net income                                                        $ 1,647              $ 1,861
                                                                      =======              =======


                                             STATEMENTS OF CASH FLOWS
                                                  (000'S OMITTED)
                                                                        SEVEN MONTHS ENDED    YEAR ENDED
                                                                         DECEMBER 31, 1998   MAY 31, 1998
                                                                          --------------      ----------
Cash flows from operating activities:
    Net income                                                                 $ 1,647          $  1,861
    Adjustments to reconcile net income to net cash
        provided by operating activities-
            Undistributed earnings of subsidiary bank                           (1,431)           (2,941)
            Charitable contribution to The Warwick Savings
                Foundation                                                          --             1,924
            Gain on sale of securities                                              --               (30)
    (Increase) decrease in assets-
        Accrued interest receivable                                                249              (262)
        Other assets                                                               (36)             (783)
    Increase (decrease) in liabilities-
        Other liabilities                                                         (252)              252
        Income taxes payable                                                       208                39
                                                                              --------          --------
                Net cash provided by operating activities                          385                60
                                                                              --------          --------
Cash flows from investing activities:
    Payment made to purchase 100% of the outstanding
        stock of the Bank                                                           --           (30,743)
    Purchases of securities available for sale                                  (1,726)           (4,592)
    Proceeds from sale of securities available for sale                             --             1,781
                                                                              --------          --------
                Net cash used in investing activities                           (1,726)          (33,554)
                                                                              --------          --------
Cash flows from financing activities:
    (Increase) decrease in ESOP loan receivable                                    851            (8,015)
    Proceeds from issuance of common stock                                          --            61,485
    Dividends paid on common stock                                                (545)               --
                                                                              --------          --------
                Net cash provided by financing activities                          306            53,470
                                                                              --------          --------
                Net increase (decrease) in cash and cash equivalents            (1,035)           19,976
Cash and cash equivalents, beginning of year                                    19,976                --
                                                                              --------          --------
Cash and cash equivalents, end of year                                        $ 18,941          $ 19,976
                                                                              ========          ========


17.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of the quarterly results of operations for the period ended December 31, 1998 and the year ended May 31, 1998 (000's omitted):

                                                               THREE MONTHS ENDED
                                                   ------------------------------------------
                                                   DECEMBER 31,SEPTEMBER 30,JUNE 30,     MARCH 31,
                                                       1998    1998           1998         1998
                                                     ------------------      -------     ---------
Total interest income                             $ 7,582      $ 7,201        $ 7,267      $ 6,364
Total interest expense                              3,369        3,184          2,778        2,608
Net interest income                                 4,213        4,017          4,489        3,756
Provision for loan losses                             125          125            125          125
Non-interest income                                   813        1,044          1,123          767
Non-interest expense and
  provision for income taxes                        4,304        4,202          4,126        3,468
Net income                                            597          734          1,361          930
Basic earnings per common share                       .10          .12            .22          .16
Diluted earnings per common share                     .10          .12            .22          .16

                                                               THREE MONTHS ENDED
                                                   ------------------------------------------
                                                      MAY 31,FEBRUARY 28, NOVEMBER 30,  AUGUST 31,
                                                       1998    1998           1997         1997
                                                     ------------------      -------     ---------

Total interest income                             $ 7,046      $ 6,208        $ 5,291      $ 5,232
Total interest expense                              2,844        2,335          2,434        2,359
Net interest income                                 4,202        3,873          2,857        2,873
Provision for loan losses                             125          104             60          303
Non-interest income                                   987          764            711          678
Non-interest expense and
provision for income taxes                          3,835        5,133          2,814        2,710
Net income                                          1,229        (600)            694          538
Basic earnings per common share                       .20        (.10)            N/A          N/A
Diluted earnings per common share                     .20        (.10)            N/A          N/A


18.  FINANCIAL INFORMATION (UNAUDITED)

     The following is unaudited specified financial information as of and for the seven months ended December 31, 1997 (000's omitted):

                                                                 DECEMBER 31,
                                                                     1997
                                                                   ---------

Assets:
    Cash and cash equivalents                                     $  22,543
    Securities                                                      127,563
    Loans, net                                                      180,197
    Other assets                                                     10,506
                                                                  ---------

    Total assets                                                  $ 340,809
                                                                  =========

Liabilities and Stockholders' Equity
    Depositor accounts                                            $ 213,514
    Borrowed funds                                                   28,005
    Other liabilities                                                13,101
                                                                  ---------

    Total liabilities                                               254,620
    Stockholders' Equity                                             86,189
                                                                  ---------

    Total liabilities and
        stockholders' equity                                      $ 340,809
                                                                  =========


                                                                 FOR THE SEVEN
                                                                 MONTHS ENDED
                                                                 DECEMBER 31,
                                                                     1997
                                                                   ---------

Total interest income                                             $  12,679
Total interest expense                                                5,592
Net interest income                                                   7,087
Provision for loan losses                                               384
Non-interest income                                                   1,582
Non-interest expense and
    provision for income taxes                                        8,397
Net (loss)                                                       $    (112)

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors & Stockholders of
Warwick Community Bancorp, Inc:

We have audited the accompanying consolidated statements of financial condition of Warwick Community Bancorp, Inc. and subsidiaries as of December 31, 1998 and May 31, 1998 and 1997, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the seven months ended December 31, 1998 and for each of the years in the three-year period ended May 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Warwick Community Bancorp, Inc. and subsidiaries as of December 31, 1998 and May 31, 1998 and 1997, and the results of their operations and their cash flows for the seven months ended December 31, 1998 and for each of the years in the three-year period ended May 31, 1998, in conformity with generally accepted accounting principles.

                                                 /s/ Arthur Andersen LLP

New York, New York
February 3, 1999

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

         The information required by this item appears under the caption "Election of Directors" on pages 5 through 10, inclusive, and under the caption "Compliance with Section 16(a) of the Exchange Act" on page 21 of the Registrant's Proxy Statement ("Proxy Statement") for its 1999 Annual Meeting of Shareholders to be held on April 20, 1999 and is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

         The information required by this item appears on pages 14 through 20, inclusive, of the Registrant's Proxy Statement and is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item appears under the captions "Stock Ownership of Certain Beneficial Owners" on pages 3 and 4, inclusive, and "Stock Ownership of Management" on pages 4 and 5, inclusive, of the Registrant's Proxy Statement and is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item appears under the caption "Transactions with Certain Related Persons" on pages 20 and 21, inclusive, of the Registrant's Proxy Statement and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      1.       The following consolidated financial statements of the
                  Registrant and its subsidiaries, and the independent auditors' report thereon, are filed as a part of this report:

                           Consolidated Statements of Financial Condition as of December 31, 1998, May 31, 1998 and May 31, 1997;

                           Consolidated Statements of Income for the Seven-Month Period Ended December 31, 1998 and Each of the Years in the Three-Year Period Ended May 31, 1998;

                           Consolidated Statements of Changes in Stockholders' Equity for the Seven-Month Period Ended December 31, 1998 and for Each of the Years in the Three-Year Period Ended May 31, 1998;

                           Consolidated Statements of Cash Flows for the Seven-Month Period Ended December 31, 1998 and for Each of the Years in the Three-Year Period Ended May 31, 1998;

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

                  4.2      Bylaws of Warwick Community Bancorp, Inc. (See
                           Exhibit 3.2 hereto)

                  4.3 Restated Organization Certificate of The Warwick Savings Bank (1)

                  4.4      Bylaws of The Warwick Savings Bank, as amended (1)

                  4.5      Stock Certificate of Warwick Community Bancorp, Inc.
                           (1)

                  10.1 Employment Agreement by and between Warwick Community Bancorp, Inc. and Timothy A. Dempsey (2)

                  10.2 Employment Agreement by and between Warwick Community Bancorp, Inc. and Ronald J. Gentile (2)

                  10.3 Employment Agreement by and between Warwick Community Bancorp, Inc. and Arthur W. Budich (2)

                  10.4 Employment Agreement by and between Warwick Community Bancorp, Inc. and Nancy L. Sobotor-Littell (2)

                  10.5 Employee Retention Agreement by and between The Warwick Savings Bank and Laurence D. Haggerty (2)

                  10.6 Employee Retention Agreement by and between The Warwick Savings Bank and Donna M. Lyons (2)

                  10.7 Employee Retention Agreement by and between The Warwick Savings Bank and Barbara A. Rudy (2)

                  10.8 Employee Retention Agreement by and between The Warwick Savings Bank and Arthur S. Anderson (2)

                  10.9 Recognition and Retention Plan of Warwick Community Bancorp, Inc. (3)

                  10.10 Trust Agreement between Warwick Community Bancorp, Inc. and Orange County Trust Company for the Recognition and Retention Plan of Warwick Community Bancorp, Inc. (2)

                  10.11    Stock Option Plan of Warwick Community Bancorp,
                           Inc.(3)

                  10.12 Warwick Community Bancorp, Inc. Employee Stock Ownership Plan (1)

                  10.13 Trust Agreement between Warwick Community Bancorp, Inc. and Marine Midland Bank for the Warwick Community Bancorp, Inc. Employee Stock Ownership Plan
                           (2)

                  10.14 Loan Agreement by and between the Warwick Community Bancorp, Inc. Employee Stock Ownership Trust and Warwick Community Bancorp, Inc.(2)

                  10.15    Benefit Restoration Plan of The Warwick Savings Bank
                           (1)

                  10.16 Grantor Trust Agreement by and between The Warwick Savings Bank and Marine Midland Bank for the Benefit Restoration Plan of The Warwick Savings Bank (2)

                  10.17    The Warwick Savings Bank 401(k) Savings Plan (1)

                  10.18 Trust Agreement between The Warwick Savings Bank and Marine Midland Bank for The Warwick Savings Bank 401(k) Savings Plan Employer Stock Fund (2)

                  10.19 First Amendment to Employment Agreement by and between Warwick Community Bancorp, Inc. and Timothy
                           A. Dempsey.

                  10.20 First Amendment to Employment Agreement by and between Warwick Community Bancorp, Inc. and Ronald J. Gentile

                  10.21 First Amendment to Employment Agreement by and between Warwick Community Bancorp, Inc. and Arthur W. Budich

                  10.22 First Amendment to Employment Agreement by and between Warwick Community Bancorp, Inc. and Nancy L. Sobotor-Littell

                  11.1     Statement re: Computation of per share earnings

                  21.1     Subsidiaries of the Registrant

                  27.1     Financial Data Schedule (EDGAR filing only)

                  99.1     Proxy Statement for the 1999 Annual Meeting of
                           Shareholders

---------------------------

(1) Incorporated herein by reference to the Exhibits to the Registrant's Registration Statement on Form S-1, filed on September 19, 1997, Registration No. 333-36021.

(2) Incorporated herein by reference to the Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1998.

(3) Incorporated herein by reference to the Registrant's definitive Proxy Statement for the Special Meeting of Stockholders held on June
         24, 1998.



(b) No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          WARWICK COMMUNITY BANCORP, INC.



Dated: March 30, 1999                   BY: /s/ Timothy A. Dempsey
                                           -------------------------------------
                                                Timothy A. Dempsey
                                                Chairman of the Board and
                                                Chief Executive Officer




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


Signature                                       Title                                          Date
/s/ Timothy A. Dempsey                          Chairman of the Board and Chief                March 30, 1999
-------------------------------------           Executive Officer and Director
Timothy A. Dempsey
                                                President and Chief Operating                  March 30, 1999
/s/ Ronald J. Gentile                           Officer and Director
-------------------------------------
Ronald J. Gentile
                                                Director                                       March 30, 1999
/s/ Frances M. Gorish
-------------------------------------
Frances M. Gorish
                                                Director                                       March 30, 1999
/s/ R. Michael Kennedy
-------------------------------------
R. Michael Kennedy
                                                Director                                       March 30, 1999
/s/ Fred M. Knipp
-------------------------------------
Fred M. Knipp
                                                Director                                       March 30, 1999
/s/ Emil R. Krahulik
-------------------------------------
Emil R. Krahulik
                                                Director

-------------------------------------
Thomas F. Lawrence, Jr.
                                                Director                                       March 30, 1999
/s/ Henry L. Nielsen, Jr.
-------------------------------------
Henry L. Nielsen, Jr.
                                                Director                                       March 30, 1999
/s/ John W. Sanford III
-------------------------------------
John W. Sanford III

/s/ Robert N. Smith
-------------------------------------
Robert N. Smith                                 Director                                       March 30, 1999
