Form 10-Q
period 1999-03-31
WARWICK COMMUNITY BANCORP INC
filed 1999-05-17
CIK 1046209

As filed with the Securities and Exchange Commission on May 17, 1999

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to ____________

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

                         Yes __X__             No _____

     As of May 10, 1999, there were 6,256,221 shares of the registrant's common stock outstanding.

                                    FORM 10-Q
                         Warwick Community Bancorp, Inc.
                                      INDEX

                                                                                Page
PART I C FINANCIAL INFORMATION                                                  Number
------------------------------                                                  ------
Item 1.       Financial Statements -- Unaudited

              Consolidated Statements of Financial Condition at
              March 31, 1999 and December 31, 1998                                  3

              Consolidated Statements of Income for the three months
               ended March 31, 1999 and 1998                                        4

              Consolidated Statement of Changes in Equity for
               the three months ended March 31, 1999                                5

              Consolidated Statements of Cash Flows for the three
               months ended March 31, 1999 and 1998                                 6

              Notes to Unaudited Consolidated Financial Statements                7-9

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                               10-16

Item 3.       Quantitative and Qualitative Disclosures about Market Risk           16

PART II C OTHER INFORMATION
---------------------------

Item 1.       Legal Proceedings                                                    16

Item 2.       Changes in Securities                                                16

Item 3.       Defaults Upon Senior Securities                                      16

Item 4.       Submission of Matters to a Vote of Security Holders                  17

Item 5.       Other Information                                                    17

Item 6.       Exhibits and Reports on Form 8-K                                     18

Signature Page                                                                     19

Exhibit Index                                                                      20

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

================================================================================

PART I --  FINANCIAL INFORMATION

Item 1.  Financial Statements -- Unaudited

                                WARWICK COMMUNITY BANCORP, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                     (Unaudited)

                                                                                March 31, 1999       December 31, 1998
                                                                                --------------       -----------------
                                                                                     (Dollars in thousands)
                        ASSETS
Cash on hand and in banks .....................................................    $   9,723             $  10,511
Securities:
       Available-for-sale, at fair value ......................................      165,338               149,491
       Held-to-maturity, at amortized cost (fair value of
       $1,074 at March 31, 1999 and $5,968 at December 31, 1998) ..............        1,075                 5,999
                                                                                   ---------             ---------
         Total securities .....................................................      166,413               155,490
                                                                                   ---------             ---------
Mortgage loans, net ...........................................................      210,552               208,706
Commercial loans ..............................................................       38,998                35,293
Consumer loans ................................................................       22,356                19,191
                                                                                   ---------             ---------
         Total loans ..........................................................      271,906               263,190
Allowance for loan losses .....................................................       (1,835)               (1,727)
                                                                                   ---------             ---------
         Total loans, net .....................................................      270,071               261,463
                                                                                   ---------             ---------
Accrued interest receivable ...................................................        2,359                 2,506
Federal Home Loan Bank stock ..................................................        5,758                 4,633
Bank premises & equipment, net ................................................        6,279                 6,173
Other assets ..................................................................        7,521                 4,363
                                                                                   ---------             ---------
         Total assets .........................................................    $ 468,124             $ 445,139
                                                                                   =========             =========

             LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Deposits:
    NOW and money market ......................................................    $  58,628             $  59,815
    Savings ...................................................................       84,863                82,696
    Certificates of deposit ...................................................       72,624                70,995
    Non-interest bearing checking .............................................       29,697                33,380
                                                                                   ---------             ---------
             Total depositor accounts .........................................      245,812               246,886
    Mortgage escrow funds .....................................................        1,786                 1,965
    Accrued interest payable ..................................................          831                   736
    Securities sold under agreements to repurchase ............................       25,310                25,310
    FHLB advances .............................................................      108,500                79,480
    Other liabilities .........................................................        6,807                 6,525
                                                                                   ---------             ---------
             Total liabilities ................................................      389,046               360,902
                                                                                   ---------             ---------

                       STOCKHOLDERS' EQUITY
    Preferred stock, $.01 par value; 5,000,000 authorized; none
        issued ................................................................           --                    --
    Common stock, $.01 par value; 15,000,000 shares authorized;
        6,606,548 shares issued; 6,276,221 and 6,606,548 shares
        outstanding as of March 31, 1999 and December 31, 1998,
        respectively ..........................................................           66                    66
    Additional paid-in capital ................................................       63,368                63,374
    Retained earnings .........................................................       31,175                30,458
    Accumulated other comprehensive income, net ...............................          409                 1,727
    Unearned ESOP common stock ................................................       (7,130)               (7,208)
    Unearned RRP common stock .................................................       (3,951)               (4,180)
                                                                                   ---------             ---------
                                                                                      83,937                84,237
    Treasury stock ............................................................       (4,859)                   --
                                                                                   ---------             ---------
             Total stockholders' equity .......................................       79,078                84,237
                                                                                   ---------             ---------
             Total liabilities and stockholders' equity .......................    $ 468,124             $ 445,139
                                                                                   =========             =========

            See accompanying Notes to Unaudited Financial Statements.

                WARWICK COMMUNITY BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                                  For the Three Months
                                                                                     Ended March 31,
                                                                              ------------------------------
                                                                               1999                    1998
                                                                              -------                -------
                                                                                (In thousands, except per
                                                                                      share amounts)
Interest Income:
     Interest on mortgage loans .........................................     $ 3,845                $ 2,708
     Interest on other loans ............................................       1,164                    952
     Interest and dividends on securities ...............................       2,570                  2,624
     Interest on federal funds sold .....................................          --                     70
     Interest on short-term money market instruments ....................           5                     10
                                                                              -------                -------
          Total interest income .........................................       7,584                  6,364
                                                                              -------                -------

Interest Expense:
     Time deposits ......................................................         838                    930
     Money market deposits ..............................................         327                    200
     Savings deposits ...................................................         683                    613
     Mortgagors' escrow deposits ........................................          30                     15
     Borrowed funds .....................................................       1,559                    696
                                                                              -------                -------
          Total interest expense ........................................       3,437                  2,454
                                                                              -------                -------
          Net interest income ...........................................       4,147                  3,910
                                                                              -------                -------

Provision for Loan Losses ...............................................        (125)                  (125)
                                                                              -------                -------
     Net interest income after provision for loan losses ................       4,022                  3,785
                                                                              -------                -------

Other Income (Loss):
     Service and fee income .............................................         617                    558
     Securities transactions ............................................         579                    193
     Loan transactions ..................................................          31                     17
     Other income or (loss) .............................................         130                      4
                                                                              -------                -------
          Total other income, net .......................................       1,357                    772
                                                                              -------                -------

Other Expenses:
     Salaries and employee benefits .....................................       1,829                  1,459
     ESOP benefits ......................................................          72                     99
     BRP and RRP benefits ...............................................         272                     46
     FDIC insurance .....................................................           8                      7
     Occupancy ..........................................................         342                    308
     Data processing ....................................................         247                    163
     Advertising ........................................................         134                     22
     Professional fees ..................................................          80                    201
     Other ..............................................................         669                    555
                                                                              -------                -------
          Total other expenses ..........................................       3,653                  2,860
                                                                              -------                -------

     Income before provision for income taxes ...........................       1,726                  1,697
Provision for Income Taxes ..............................................         727                    705
                                                                              -------                -------
     Net income .........................................................     $   999                $   992
                                                                              =======                =======
Weighted Average:
     Common shares ......................................................       5,751                  6,109
     Dilutive stock options .............................................          --                     --
                                                                              -------                -------
                                                                                5,751                  6,109
                                                                              =======                =======
Earnings per Share:
     Basic ..............................................................     $  0.17                $  0.16
                                                                              =======                =======
     Diluted ............................................................     $  0.17                $  0.16
                                                                              =======                =======


            See accompanying Notes to Unaudited Financial Statements.

               WARWICK COMMUNITY BANCORP, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
                                   (Unaudited)

                                                                        Accumulated  Unallocated  Unearned
                                                Additional                 Other       Common      Common
                                      Common      Paid In    Retained  Comprehensive Stock Held  Stock Held  Treasury  Comprehensive
                                       Stock      Capital    Earnings   Income, net    by ESOP      by RRP      Stock      Income
                                       -----      -------    --------   -----------    -------      ------      -----      ------
                                                                          (In thousands)
BALANCE, December 31,1997 ........... $     66   $ 63,366    $ 27,382    $  1,634     $ (6,259)   $    --    $     --
   Net Income, January 1, 1998 -
   March 31, 1998 ...................       --         --         992          --          --          --          --     $    992

   Unrealized appreciation on
   securities available-for-sale,
   net                                      --         --          --         160          --          --          --          160
                                                                                                                          --------

   Comprehensive income .............       --         --          --          --          --          --                 $  1,152
                                                                                                                          ========

   Purchase of common stock by
   ESOP .............................       --         --          --          --      (1,563)         --          --

   Allocation of ESOP stock .........       --         26          --          --         206          --          --
                                      --------   --------    --------    --------    --------    --------    --------

BALANCE, March 31, 1998 ............. $     66   $ 63,392    $ 28,374    $  1,794    $ (7,616)   $     --    $     --
                                      ========   ========    ========    ========    ========    ========    ========


BALANCE, December 31, 1998 .......... $     66   $ 63,374    $ 30,458    $  1,727    $ (7,208)   $ (4,180)   $     --

   Net Income, January 1, 1999-
   March 31, 1999 ...................       --         --         999          --          --          --          --     $    999

   Unrealized appreciation on
   securities available-for-sale,
   net                                      --         --          --      (1,318)         --          --          --       (1,318)
                                                                                                                          --------

   Comprehensive income .............       --         --          --          --          --          --          --     $   (319)
                                                                                                                          ========

   Purchase of treasury stock .......       --         --          --          --          --          --       4,859

   Allocation of ESOP stock .........       --         (6)         --          --          78          --          --

   Cash dividends paid ..............       --         --        (282)         --          --          --          --

   Earned portion of RRP ............       --         --          --          --          --         229          --
                                      --------   --------    --------    --------    --------    --------    --------

BALANCE, March 31, 1999 ............. $     66   $ 63,368    $ 31,175    $    409    $ (7,130)   $ (3,951)   $  4,859
                                      ========   ========    ========    ========    ========    ========    ========


            See accompanying Notes to Unaudited Financial Statements.

                WARWICK COMMUNITY BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                        For the Three Months
                                                                                           Ended March 31,
                                                                                     ---------------------------
                                                                                       1999               1998
                                                                                     --------           --------
                                                                                          (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income .....................................................................     $    999           $    992
Adjustments to reconcile net income to net cash used in
   operating activities:
   Depreciation ................................................................          156                114
   Accretion of discount on investment securities ..............................         (377)              (381)
   Net (increase)/decrease in accrued interest receivable ......................          147               (150)
   Increase in mortgage servicing rights and other assets ......................       (3,158)            (2,224)
   Provision for loan losses ...................................................          125                125
   Net gain on sales of loans ..................................................          (31)               (17)
   Net gain on sales of securities .............................................         (579)              (193)
   Increase in accrued interest payable ........................................           95                220
   Increase/(decrease) in accrued expenses and other liabilities ...............          282             (3,675)
                                                                                     --------           --------
Total reconciliation adjustments ...............................................       (3,340)            (6,181)
                                                                                     --------           --------
   Net cash provided by operating activities ...................................       (2,341)            (5,189)
                                                                                     --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and calls of securities ...............................        6,550             17,954
Purchases of securities ........................................................      (29,496)           (69,448)
Proceeds from sale of trading securities and securities available-for-sale .....        3,698             10,501
Principal repayments from mortgage-backed securities ...........................        6,524              4,801
Purchases of FHLBNY capital stock ..............................................       (1,125)              (656)
Net increase in loans ..........................................................       (7,309)           (15,811)
Purchases of fixed assets, net .................................................         (222)               (52)
                                                                                     --------           --------
   Net cash used in investing activities .......................................      (21,380)           (52,711)
                                                                                     --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits ............................................       (1,074)             6,023
Net increase (decrease) in escrow deposits .....................................         (179)                48
Net increase in borrowed funds .................................................       29,020             39,065
Dividends on common stock ......................................................         (282)                --
Purchase of ESOP common stock ..................................................           --             (1,563)
Purchase of treasury stock .....................................................       (4,859)                --
ESOP allocation ................................................................           78                206
RRP allocation .................................................................          229                 --
                                                                                     --------           --------
   Net cash provided by financing activities ...................................       22,933             43,779
                                                                                     --------           --------
   Net decrease in cash ........................................................     $   (788)          $(14,121)
                                                                                     ========           ========
CASH AT BEGINNING OF PERIOD ....................................................     $ 10,511           $ 22,543
CASH AT END OF PERIOD ..........................................................        9,723              8,422
                                                                                     --------           --------
CHANGE IN CASH .................................................................     $   (788)          $(14,121)
                                                                                     ========           ========


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

     The unaudited consolidated financial statements included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results of operations that may be expected for the entire year ending December 31, 1999. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission.

     These unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's 1998 Annual Report to Shareholders.

2.   Earnings Per Share

     The Company adopted SFAS No. 128, "Earnings per Share." Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average number of shares outstanding for the period, adjusted for the unallocated portion of the shares held by the Warwick Community Bancorp, Inc. Employee Stock Ownership Plan ("ESOP") in accordance with AICPA Statement of Position 93-6, "Employers Accounting for Employee Stock Ownership Plans," and unearned shares held by the Recognition and Retention Plan of Warwick Community Bancorp, Inc. ("RRP"). Diluted earnings per share, which reflects the potential dilution that could occur if outstanding stock options were exercised and resulted in the issuance of common stock that then shared in the earnings of the Company, is computed by dividing net income by the weighted average number of common shares and dilutive instruments. As of March 31, 1999, the Company has no securities that could be converted into common stock nor does the Company have any contracts that could result in the issuance of common stock.

3.   Comprehensive Income

     The Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS No. 130") in 1998. All comparative financial statements provided for earlier periods have been reclassified to reflect application of the provisions of this statement.

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

                                                                     At March 31, 1999            At December 31, 1998
                                                                 ------------------------        -----------------------
                                                                                  Percent                        Percent
                                                                   Amount        of Total         Amount        of Total
                                                                   ------        --------         ------        --------
                                                                                 (Dollars in thousands)
Mortgage loans:
Conventional one- to four-family loans ...................       $ 174,751         64.27%        $ 166,466        63.25%
Mortgage loans held for sale .............................           9,156          3.37            13,737         5.22
VA and FHA loans .........................................             126          0.05               641         0.24
Home equity loans ........................................          18,494          6.80            18,061         6.86
Residential construction loans ...........................          14,148          5.20            16,105         6.12
Undisbursed portion of construction loans ................          (6,123)        (2.25)           (6,304)       (2.39)
                                                                 ---------        ------         ---------       ------
   Total mortgage loans ..................................         210,552         77.44           208,706        79.30
                                                                 ---------        ------         ---------       ------

Consumer and other loans:
Commercial loans by type:
   Non-farm and non-residential ..........................          18,480          6.80            17,082         6.49
   One- to four-family residential .......................           2,263          0.83             2,142         0.81
   Multi-family ..........................................           3,952          1.45             3,988         1.52
   Farm ..................................................             988          0.36               996         0.38
   Acquisition, development and
    construction .........................................           4,169          1.53             4,339         1.65
   Term loans ............................................             380          0.14               411         0.16
   Installment loans .....................................           3,091          1.14             2,435         0.94
   Demand loans ..........................................             477          0.18               853         0.32
   Time loans ............................................             155          0.06                80         0.03
   SBA loans .............................................             245          0.09               328         0.12
   Lines-of-credit .......................................           3,574          1.31             2,327         0.88
   Loans and draws disbursed .............................             617          0.23               194         0.07
   Non-accrual ...........................................             607          0.22               118         0.04
                                                                 ---------        ------         ---------       ------
   Total commercial loans ................................          38,998         14.34            35,293        13.41
Automobile ...............................................          16,740          6.16            13,788         5.24
Student ..................................................             492          0.18               332         0.13
Credit card ..............................................           1,224          0.45             1,296         0.49
Other consumer loans .....................................           3,900          1.43             3,775         1.43
                                                                 ---------        ------         ---------       ------
Total consumer loans .....................................          22,356          8.22            19,191         7.29
                                                                 ---------        ------         ---------       ------
   Total consumer and other loans ........................          61,354         22.56            54,484        20.70
                                                                 ---------        ------         ---------       ------
   Total loans ...........................................         271,906        100.00%          263,190       100.00%
                                                                                  ======                         ======
Allowance for loan losses ................................          (1,835)                         (1,727)
                                                                 ---------                       ---------
   Total loans, net ......................................       $ 270,071                       $ 261,463
                                                                 =========                       =========

5.   Non-Performing Assets

     The following table sets forth information regarding non-accrual loans, other past due loans and other real estate owned at the dates indicated.

                                                                                  March 31,         December 31,
                                                                                    1999                1998
                                                                                  ---------         ------------
                                                                                     (Dollars in thousands)
Non-accrual mortgage loans delinquent more
than 90 days ................................................................      $1,528              $  631
Non-accrual other loans delinquent more than 90 days ........................         553                  88
                                                                                   ------              ------
Total non-accrual loans .....................................................       2,081                 719
Total 90 days or more delinquent and still accruing .........................         176               1,362
                                                                                   ------              ------
Total non-performing loans ..................................................       2,257               2,081
Total foreclosed real estate, net of related allowance for losses ...........         561                 371
                                                                                   ------              ------
Total non-performing assets .................................................      $2,818              $2,452
                                                                                   ======              ======
Non-performing loans to total loans .........................................        0.83%               0.79%
Total non-performing assets to total assets .................................        0.60%               0.55%

6.   Allowance for Loan Losses

     The following table sets forth the activity in the Company's allowance for loan losses at and for the periods indicated.

                                                                                                       At or For the Seven
                                                                     Three Months Ended                    Months Ended
                                                                            March 31,                      December 31,
                                                                   --------------------------          -------------------
                                                                    1999                1998                  1998
                                                                    ----                ----                  ----
                                                                                 (Dollars in thousands)
Allowance for loan losses:
Balance at beginning of period ..............................      $1,727              $1,372                $1,513

Charge-offs:
      Real estate mortgage loans ............................           2                   0                    30
      Commercial loans ......................................          25                  13                     5
      Consumer loans ........................................          15                  13                    64
                                                                   ------              ------                ------
      Total charge-offs .....................................          42                  26                    99

Recoveries:
      Real estate mortgage loans ............................          23                   0                     0
      Commercial loans ......................................           0                   0                     9
      Consumer loans ........................................           2                   4                    12
                                                                   ------              ------                ------
      Total recoveries ......................................          25                   4                    21

Provision for loan losses ...................................         125                 125                   292
                                                                   ------              ------                ------
Balance at end of Period ....................................      $1,835              $1,475                $1,727
                                                                   ======              ======                ======
Ratio of net charge-offs during the period
to average loans outstanding ................................        0.01%               0.01%                 0.04%

Ratio of allowance for loan losses to total
loans at end of period ......................................        0.67%               0.56%                 0.66%

Ratio of allowance for loan losses to
non-performing loans ........................................       81.30%             119.60%                82.99%

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

General

     Warwick Community Bancorp, Inc. ("Company"), headquartered in Warwick, New York, is a bank holding company incorporated in September 1997 under the laws of the State of Delaware and is registered under the Bank Holding Company Act of 1956, as amended. The Company is the bank holding company for The Warwick Savings Bank ("Bank"), a New York State chartered stock savings bank. While the following discussion of financial condition and results of operations includes the collective results of the Company and the Bank, this discussion reflects primarily the Bank's activities. Unless otherwise disclosed, the information presented herein reflects the financial condition and results of operations of the Company and the Bank on a consolidated basis.

Financial Condition

     For the three-month period ending March 31, 1999, total assets of the Company increased $23.0 million, or 5.2%, from $445.1 million at December 31, 1998 to $468.1 million at March 31, 1999. This increase in total assets was primarily attributable to a $8.7 million, or 3.3%, increase in total loans, net, which increased from $263.2 million at December 31, 1998 to $271.9 million at March 31, 1999, and a $10.9 million, or 7.0%, increase in total securities, which increased from $155.5 million at December 31, 1998 to $166.4 million at March 31, 1999. These increases resulted from continued growth in the loan portfolio, particularly mortgage loans, and from the Bank's utilization of additional wholesale leveraging transactions in order to enhance earnings. The Federal Home Loan Bank of New York ("FHLBNY") stock portfolio increased by $1.1 million in conjunction with the utilization of such wholesale leveraging transactions.

     Deposits decreased $1.1 million, or 0.4%, from $246.9 million at December 31, 1998, to $245.8 million at March 31, 1999. This decrease was primarily attributable to a decrease in non-interest bearing checking accounts of $3.7 million and a decrease of $1.2 million in NOW and money market accounts, partially offset by an increase in savings accounts of $2.2 million and an increase in certificates of deposit of $1.6 million.

     Borrowed funds, comprised primarily of securities sold under repurchase agreements and FHLBNY advances, increased $29.0 million, from $104.8 million at December 31, 1998 to $133.8 million at March 31, 1999. These increases were primarily used in connection with the aforementioned wholesale leveraging transactions which enabled the Company to bolster net interest income.

     Total stockholders' equity decreased by $5.2 million, or 6.1%, from $84.2 million at December 31, 1998 to $79.1 million at March 31, 1999. The decrease was primarily attributable to $4.9 million in open market purchases of 330,327 shares, or 5.0% of the Company's outstanding common stock in conjunction with the Company's initial stock repurchase program and the decline in accumulated other comprehensive income of $1.3 million. The decrease in total stockholders= equity was partially offset by net income of $999 thousand for the three months ended March 31, 1999. Also contributing to the decrease in stockholders= equity was the payment of the Company's third cash dividend to shareholders of $282 thousand, which was paid on March 30, 1999.

Analysis of Net Interest Income

     Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

     Average Balance Sheets. The following tables set forth certain information regarding the Company's average statements of financial condition and its statements of income for the three months ended March 31,

1999 and 1998 and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs were derived by dividing interest income or expense by the average balance of assets or liabilities, respectively, for the periods shown. The yields include deferred fees and discounts, which are considered yield adjustments. Average balances were computed based on month-end balances. Management believes the use of average monthly balances instead of average daily balances does not have a material effect on the information presented.

                                                                                   Three Months Ended March 31,
                                                              ----------------------------------------------------------------------
                                                                             1999                                 1998
                                                              ---------------------------------    ---------------------------------
                                                                                        Average                              Average
                                                              Average                    Yield/     Average                   Yield/
                                                              Balance      Interest      Cost       Balance     Interest       Cost
                                                              -------      --------      ----       -------     --------       ----
Assets:                                                                               (Dollars in thousands)
Interest-earning assets:
   Mortgage loans, net ...................................    $209,054     $  3,845       7.36%    $141,663     $  2,708       7.65%
   Consumer and other loans, net .........................      55,369        1,164       8.41       41,051          952       9.28
   Mortgage-backed securities ............................      73,694        1,261       6.84       78,293        1,441       7.36
   Federal funds sold ....................................          --           --         --        5,146           70       5.44
   Interest earning accounts at banks ....................         482            5       4.15          675           10       5.93
   Investment securities .................................      86,340        1,309       6.06       66,858        1,183       7.08
                                                              --------     --------                --------     --------
          Total interest-earning assets ..................     424,939        7,584       7.14      333,686        6,364       7.63
                                                                           --------                             --------
   Non-interest earning assets ...........................      23,626                               22,992
                                                              --------                             --------
          Total assets ...................................    $448,565                             $356,678
                                                              ========                             ========

Liabilities and retained earnings:
Interest-bearing liabilities:
   Passbook accounts .....................................    $ 82,920     $    597       2.88%    $ 75,976     $    553       2.91%
   Escrow deposits .......................................       1,368           31       9.06        1,131           15       5.31
   NOW accounts ..........................................      21,151           85       1.61       15,518           61       1.57
   Money market accounts .................................      36,616          327       3.57       24,748          200       3.23
   Certificate accounts ..................................      71,730          838       4.67       73,863          929       5.03
                                                              --------     --------                --------     --------
   Total deposits ........................................     213,785        1,878       3.51      191,236        1,758       3.68
   Borrowed funds ........................................     116,365        1,559       5.36       48,179          696       5.78
                                                              --------     --------                --------     --------
          Total interest-bearing liabilities .............     330,150        3,437       4.16      239,415        2,454       4.10
                                                                           --------                             --------
Non-interest bearing liabilities .........................      37,004                               33,967
                                                              --------                             --------
          Total liabilities ..............................     367,154                              273,382
Retained earnings ........................................      81,411                               83,296
                                                              --------                             --------
          Total liabilities
          and retained earnings ..........................    $448,565                             $356,678
                                                              ========                             ========
Net interest income/interest rate spread .................                 $  4,147       2.98%                 $  3,910       3.53%
                                                                           ========     ======                  ========     ======
Net interest-earning assets/net
   interest margin .......................................    $ 94,789                    3.90%    $ 94,271                    4.69%
                                                              ========                  ======     ========                  ======

Ratio of interest-earning assets to
   interest-bearing liabilities ..........................                              128.71%                              139.38%
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

                                             Three Months Ended March 31, 1999
                                                        Compared to
                                             Three Months Ended March 31, 1998
                                           -------------------------------------
                                           Increase (Decrease) in Net
                                             Interest Income Due to
                                           --------------------------
                                              Volume         Rate         Net
                                              ------         ----         ---
                                                        (In thousands)
Interest-earning assets:
Mortgage loans, net .....................     $ 1,288         (151)     $ 1,137
Consumer and other loans, net ...........         332         (120)         212
Mortgage-backed securities ..............         (85)         (95)        (180)
Federal funds sold ......................         (70)          --          (70)
Interest earning accounts at banks ......          (3)          (2)          (5)
Investment securities ...................         345         (219)         126
                                              -------      -------      -------
          Total .........................       1,807         (587)       1,220
                                              -------      -------      -------

Interest-bearing liabilities:
Passbook accounts .......................          51           (7)          44
Escrow accounts .........................           3           13           16
NOW accounts ............................          22            2           24
Money market accounts ...................          96           31          127
Certificates of deposit .................         (27)         (64)         (91)
Borrowed funds ..........................         985         (122)         863
                                              -------      -------      -------
          Total .........................       1,130         (147)         983
                                              -------      -------      -------
Net change in net interest income .......     $   677      $  (440)     $   237
                                              =======      =======      =======

Comparison  of  Operating  Results for the Three Months Ended March 31, 1999 and
1998

     General. For the three months ended March 31, 1999, the Company recognized net income of $999 thousand, or $0.17 per share, as compared to net income of $992 thousand, or $0.16 per share for the three months ended March 31, 1998. The increase in net income was attributable to the 75.8% increase in other income and the 6.1% increase in net interest income, which were partially offset by the 27.7% increase in other expenses.

     Interest Income. Interest income amounted to $7.6 million for the three months ended March 31, 1999, as compared to $6.4 million for the three months ended March 31, 1998. This increase of $1.2 million, or 19.2%, was primarily the result of the increase of $1.1 million in interest earned on the Company's mortgage loan portfolio and the increase of $212 thousand in the amount of interest earned on other loans, as compared to the respective totals earned over the three-month period ended March 31, 1998.

     Although the average yield of the institution's mortgage loan portfolio over the three months ended March 31, 1999 decreased from 7.65% to 7.36%, as compared to the average yield realized over the three-month period ended March 31, 1998, mortgage loan interest income increased because of the $67.4 million growth, or 47.6%, from $141.7 million to $209.1 million, in average mortgage loan balances over the same time periods. The growth experienced resulted from strong loan demand as home purchasers and existing homeowners capitalized on the opportunities afforded by lower mortgage loan interest rates.

     The average balances of investment securities, including mortgage-backed securities, at the end of the three-month period ended March 31, 1999 was $160.0 million, as compared to $145.2 million at the end of the three-month period ended March 31, 1998, and the increase resulted largely from the Bank's utilization of additional wholesale leverage transactions in order to enhance earnings.

     Interest Expense. Interest expense over the three-month period ended March 31, 1999 on total interest-bearing deposits and borrowed funds increased by $983 thousand when compared to the same three-month period one year earlier. Over the same periods, the average balances of the institution's total interest- bearing liabilities increased by $90.7 million, or 37.9%, from $239.4 million to $330.1 million, and the average balances of the institution's borrowed funds increased by $68.2 million, or 141.5%. The increase in interest expense was primarily the result of additional interest paid on borrowing associated with the wholesale leveraging transactions that occurred during the year.

     Net Interest Income. Net interest income for the three months ended March 31, 1999 increased $237 thousand, or 6.1%, to $4.1 million compared to the three months ended March 31, 1998. The interest rate spread dropped to 2.98% from 3.53%, and the net interest margin decreased to 3.90% from 4.69%, respectively, for the three-month period ended March 31, 1999 compared to the three-month period ended March 31, 1998. This reflects the lower interest rate environment during the first quarter of 1999 as compared to the equivalent quarter in 1998.

     Provision for Loan Losses. The provision for loan losses for the three months ended March 31, 1999 and 1998 was $125 thousand. This provision is a result of management's assessment of the loan portfolio, the level of the Bank's allowance for loan losses and its assessment of the local economy and market conditions.

     Other Income. Other income, net, for the three months ended March 31, 1999 totaled $1.4 million as compared to $772 thousand for the three months ended March 31, 1998. This increase was primarily attributable to a $386 thousand increase in income derived from securities sales, a $126 thousand increase in other income and a $59 thousand increase in service and fee income.

     Other Expenses. Total other expenses increased by $793 thousand for the three-month period ended March 31, 1999 as compared to March 31, 1998. Accounting for much of the increase in other expenses is salaries and employee benefits expense which grew $370 thousand for the three months ended March 31, 1999. This is primarily the result of additions to staff necessary to attract and service a growing number of loan account and deposit account customers. In addition, BRP and RRP benefits expense increased by $226 thousand, while ESOP benefits decreased $17 thousand, for the three months ended March 31, 1999, as compared to the same period in 1998, as the RRP was not approved by the Company's shareholders until June 1998. Advertising expense and other expenses increased $112 thousand and $114 thousand, respectively, for the three months ended March 31, 1999. Data processing expense increased $84 thousand for the three months ended March 31, 1999, primarily due to the expense associated with becoming Year 2000 compliant. Partially offsetting these increases was the decrease in professional fees of $121 thousand.

     Provision for Income Taxes. The increase in the provision for income taxes for the three-month period ended March 31, 1999, as compared to the same period ended March 31, 1998, was primarily attributable to the increase of 1.7% in pretax income.

Liquidity and Capital Resources

     Liquidity is managed from a composite of customer deposits, from cash and short-term interest-earning assets, from mortgage loans held for sale, from the investment securities portfolio held available for sale and from the Company's ability to borrow from the FHLBNY. At March 31, 1999 management had utilized $25.3 million in repurchase agreements and $108.5 million in FHLBNY advances to augment the Company's earnings, and management intends to enter into additional transactions in order to leverage the Company's capital base further.

     At March 31, 1999, the Company's total approved loan origination commitments outstanding totaled $28.1 million. At the same time, the unadvanced portion of residential construction loans totaled $6.1 million. Certificates of deposit scheduled to mature in one year or less at March 31, 1999 totaled $66.0 million. Based on historical experience, management believes that a significant portion of such deposits will remain with the Bank.

     At March 31, 1999, the Company had cash and due from banks of $9.7 million and securities available for sale of $165.3 million. Management believes these amounts, together with the Company's borrowing capabilities, to be more than adequate to meet its short-term cash needs.

Regulatory Capital Position

     The Bank is subject to minimum regulatory capital requirements imposed by the Federal Deposit Insurance Corporation ("FDIC"), which requirements are, as a general matter, based on the amount and composition of an institution's assets. Insured institutions in the strongest financial and managerial condition, with a rating of 1 (the highest examination rating of the FDIC under the Uniform Financial Institutions Rating System) are required to maintain Tier 1 capital of not less than 3.0% of total assets (the "leverage capital ratio"). For all other banks, the minimum leverage capital ratio is 4.0%, unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the institution.

     At March 31, 1999, the Company exceeded the minimum regulatory capital requirements imposed by the Federal Reserve Board, which are substantially similar to the requirements of the FDIC, with a Tier 1 capital level of $78.5 million, or 17.51% of average assets, which is well above the required level of $17.9 million, or 4% of average assets. The Company's ratio of Tier 1 capital to risk-weighted assets of 33.06% at March 31, 1999 is also well above the required level of 4%. The Company's ratio of total capital to risk-weighted assets is 34.02%, which is well above the required level of 8%. In addition, the Bank's capital ratios qualify it to be treated as "well capitalized" for regulatory purposes. The following table shows the Bank's regulatory capital positions and ratios at March 31, 1999.

                                                          Actual Capital             Required Capital             Excess Capital
                                                       Amount       Percent        Amount        Percent        Amount       Percent
                                                       ------       -------        ------        -------        ------       -------
Total Capital
     (to risk-weighted assets) ...............        $54,706        23.61%        $18,538         8.00%       $36,168        15.61%
Tier 1 Capital
     (to risk-weighted assets) ...............         52,342        22.59           9,269         4.00         43,073        18.59
Tier 1 Capital
     (to average assets) .....................         52,342        11.86          17,661         4.00         34,681         7.86

Other Matters

     Year 2000 Compliance. The Year 2000 issue is the result of the inability of certain computer systems to recognize the year 2000. Many existing computer programs and systems were initially programmed with six digit dates that provided only two digits to identify the calendar year in the date field without considering the upcoming change in the century. As a result, such programs and systems may recognize a date using A00" as the year 1900 instead of the year 2000, which could result in system failures or miscalculations. Like most financial service providers, the Company and its operations may be significantly affected by the Year 2000 issue due to the nature of financial information. Software, hardware and equipment both within and outside the Company's direct control and with whom the Company electronically or operationally interfaces (i.e., third party vendors providing data processing, information system management, maintenance of computer systems and credit bureau information) are likely to be affected. Furthermore, if computer systems are not adequately changed to identify the year 2000, many computer applications could fail or create erroneous results. As a result, many calculations which rely upon the date field information, such as interest, payment or due dates and other operating functions, may generate results which could be significantly misstated, and the Company could experience a temporary inability to process transactions, send invoices or engage in similar normal business activities. In addition, under certain circumstances, failure to adequately address the Year 2000 issue could adversely affect the viability of the Company's suppliers and creditors and the creditworthiness of its borrowers. Thus, if not adequately addressed, the Year 2000 issue could result in a material adverse impact upon the Company's products, services and competitive condition and, therefore, its results of operations, and could be deemed to imperil the safety and soundness of the Bank.

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

     The Company has developed and is implementing a plan (the "Plan") to address the Year 2000 issue and its effects on the Company. The Plan includes five components which address issues involving awareness, assessment, renovation, validation and implementation. The Company has completed the awareness, assessment and renovation phases of the Plan. During the awareness and assessment phases of the Plan, the Company inventoried all material information systems and those of third-party vendors. As part of the Plan, the Company has had formal communications with all of its significant suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remedy their own Year 2000 issue and has been following the progress of those vendors with their Year 2000 compliance status. The Company is now actively involved in the validation and implementation phases of the Plan. Under regulatory guidelines issued by the federal banking regulators, the Bank and the Company are required to substantially complete testing of core mission critical internal systems by March 31, 1999, and testing of both internally and externally supplied systems must be complete, and all renovation must be substantially complete, by June 30, 1999. In accordance with those guidelines, the Company has completed testing of its mission critical systems as of March 31, 1999 and is now Year 2000 ready.

     Despite its best efforts to ensure Year 2000 compliance, it is possible that one or more of the Company's internal or external systems may fail to operate or to operate correctly, which could have a material adverse impact on the operations of the Company or the Bank. At this time, while the Company believes it has become Year 2000 compliant, the probability of such likelihood cannot be determined. In the event that system failures related to the Year 2000 issue occur, the Company has developed contingency plans, which involve, among other actions, utilization of an alternate service provider or alternate products available through the current vendor.

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

     Monitoring and managing the Year 2000 issue will result in additional direct and indirect costs to the Company. Direct costs include potential charges by third party software vendors for product enhancements, costs involved in testing software products for Year 2000 compliance and any resulting costs for developing and implementing contingency plans for critical software products that are not enhanced. Indirect costs will principally consist of time devoted by existing employees in monitoring software vendor progress, testing enhanced software products and implementing any necessary contingency plans. The Company estimates that total costs related to the Year 2000 issue will not exceed $165,000. Both direct and indirect costs of addressing the Year 2000 issue will be charged to earnings as incurred. To date, over 80% of the total estimated costs associated with the Year 2000 have already been expensed.

Item 3.  Quantitative And Qualitative Disclosures About Market Risk

     Quantitative and qualitative disclosure about market risk is presented at December 31, 1998 in the Company's Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 31, 1999. There have been no material changes in the Company's market risk at March 31, 1999 as compared to December 31, 1998.

PART II --OTHER INFORMATION

Item 1.  Legal Proceedings

         Not applicable.

Item 2.  Changes in Securities

         Not applicable.

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

     At the Company's Annual Meeting of Shareholders held on April 20, 1999, the following matters were voted upon, with the results of the voting on such matters indicated:

1. Election of the following persons to serve a three-year term as directors of the Company:

                                             FOR                     WITHHELD

          Ronald J. Gentile               5,498,566                  138,376
          Emil R. Krahulik                5,496,931                  140,011
          Thomas F. Lawrence, Jr          5,499,858                  137,084

2. Ratification of the appointment of the firm of Arthur Andersen LLP as independent auditors for the Company for the fiscal year ending December 31, 1999:

          For:              5,501,898
          Against           118,910
          Abstain:          16,134

          Broker non-votes: none

3. Approval of Amendments to the Stock Option Plan of Warwick Community Bancorp, Inc.:

          For:              3,013,476
          Against           334,664
          Abstain:          48,727

          Broker non-votes: 2,240,075

4. Approval of Amendments to the Recognition and Retention Plan of Warwick Community Bancorp, Inc.:

          For:              3,084,479
          Against           364,700
          Abstain:          53,525

          Broker non-votes: 2,134,238

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




                                      Warwick Community Bancorp, Inc.
                                      (Registrant)



Date: May 14, 1999                    By: /s/ Ronald J. Gentile
                                          --------------------------------------
                                          Ronald J. Gentile
                                          President and Chief Operating Officer






Date: May 14, 1999                    By:  /s/ Arthur W. Budich
                                           -------------------------------------
                                           Arthur W. Budich
                                           Senior Vice President and
                                           Chief Financial Officer

                                  EXHIBIT INDEX

27.  Financial Data Schedule (submitted only with filing in electronic format)