Form 10-Q
period 1999-06-30
WARWICK COMMUNITY BANCORP INC
filed 1999-08-16
CIK 1046209

As filed with the Securities and Exchange Commission on August 16, 1999

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1999

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________________ to _______________

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


         As of August 10, 1999, there were 6,169,221 shares of the registrant's common stock outstanding.

                                    FORM 10-Q
                         WARWICK COMMUNITY BANCORP, INC.
                                      INDEX
                                                                                                            Page
PART I -- FINANCIAL INFORMATION                                                                            Number
-------------------------------                                                                            ------
Item 1.       Financial Statements -- Unaudited

              Consolidated Statements of Financial Condition at
              June 30, 1999 and December 31, 1998                                                             3

              Consolidated Statements of Income for the three and six months
               ended June 30, 1999 and 1998                                                                   4

              Consolidated Statement of Changes in Equity for
               the six months ended June 30, 1999                                                             5

              Consolidated Statements of Cash Flows for the six
               months ended June 30, 1999 and 1998                                                            6

              Notes to Unaudited Consolidated Financial Statements                                          7-9

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                                         10-19

Item 3.       Quantitative and Qualitative Disclosures about Market Risk                                     19

PART II -- OTHER INFORMATION
----------------------------

Item 1.       Legal Proceedings                                                                              19

Item 2.       Changes in Securities                                                                          19

Item 3.       Defaults Upon Senior Securities                                                                19

Item 4.       Submission of Matters to a Vote of Security Holders                                            19

Item 5.       Other Information                                                                              19

Item 6.       Exhibits and Reports on Form 8-K                                                               20

Signature Page                                                                                               21

Exhibit Index                                                                                                22

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

PART I --  FINANCIAL INFORMATION

Item 1.    Financial Statements -- Unaudited

                                 WARWICK COMMUNITY BANCORP, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                    (Unaudited)


                                                                June 30, 1999        December 31, 1998
                                                                -------------        -----------------
                                                                      (Dollars in thousands)
                           ASSETS
  Cash on hand and in banks.................................... $  10,867                $  10,511
  Securities:
     Available-for-sale, at fair value.................... ....   177,999                  149,491
     Held-to-maturity, at amortized cost (fair value of $1,128
     at June 30, 1999 and $5,968 at December 31, 1998).........     1,132                    5,999
                                                                ---------                ---------
       Total securities........................................   179,131                  155,490
                                                                ---------                ---------
  Mortgage loans, net..........................................   224,483                  208,706
  Commercial loans.............................................    41,780                   35,293
  Consumer loans...............................................    24,373                   19,191
                                                                ---------                ---------
       Total loans.............................................   290,636                  263,190
  Allowance for loan losses....................................    (1,800)                  (1,727)
                                                                ----------               ---------
       Total loans, net........................................   288,836                  261,463
                                                                ---------                ---------
  Accrued interest receivable..................................     2,661                    2,506
  Federal Home Loan Bank stock.................................     7,417                    4,633
  Bank premises & equipment, net...............................     6,248                    6,173
  Other assets.................................................    11,026                    4,363
                                                                ---------                ---------
       Total assets............................................ $ 506,186                $ 445,139
                                                                =========                =========

             LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits:
  NOW and money market......................................... $  68,357                $  59,815
  Savings......................................................    86,593                   82,696
  Certificates of deposit......................................    73,213                   70,995
  Non-interest bearing checking................................    32,237                   33,380
                                                                ---------                ---------
       Total depositor accounts................................   260,400                  246,886
  Mortgage escrow funds........................................     2,715                    1,965
  Accrued interest payable.....................................       914                      736
  Securities sold under agreements to repurchase...............    15,910                   25,310
  FHLB advances................................................   142,850                   79,480
  Other liabilities............................................     7,969                    6,525
                                                                ---------                ---------
       Total liabilities.......................................   430,758                  360,902
                                                                ---------                ---------

                      STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value; 5,000,000 authorized; none
     issued....................................................        --                       --
  Common stock, $.01 par value; 15,000,000 shares authorized;
     6,606,548 shares issued; 6,169,221 and 6,606,548 shares
     outstanding as of June 30, 1999 and December 31, 1998,
     respectively..............................................        66                       66
  Additional paid-in capital...................................    63,093                   63,374
  Retained earnings............................................    31,401                   30,458
  Accumulated other comprehensive income, net..................    (2,217)                   1,727
  Unearned ESOP common stock...................................   (6,925)                   (7,208)
  Unearned RRP common stock....................................    (3,721)                  (4,180)
                                                                ---------                ---------
                                                                   81,697                   84,237
  Treasury stock                                                   (6,269)                       -
                                                                ---------                ---------
       Total stockholders' equity..............................    75,428                   84,237
                                                                ---------                ---------
       Total liabilities and stockholders' equity.............. $ 506,186                $ 445,139
                                                                =========                =========

            See accompanying Notes to Unaudited Financial Statements.

                            WARWICK COMMUNITY BANCORP, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF INCOME
                                                 (Unaudited)


                                                          For the Three Months        For the Six Months
                                                             Ended June 30,             Ended June 30,
                                                      ---------------------------  --------------------------
                                                           1999          1998          1999         1998
                                                      -------------  ------------  -----------  -------------
                                                       (In thousands, except per   (In thousands, except per
                                                             share amounts)              share amounts)
Interest Income:
  Interest on mortgage loans...........................   $ 3,927      $ 3,050      $ 7,772    $ 5,758
  Interest on other loans..............................     1,310        1,097        2,474      2,050
  Interest and dividends on securities.................     2,917        3,106        5,487      5,729
  Interest on federal funds sold.......................        --           --           --         70
  Interest on short-term money market instruments......         7            9           12         19
                                                          -------      -------      -------    -------
     Total interest income.............................     8,161        7,262       15,745     13,626
                                                          -------      -------      -------    -------

Interest Expense:
  Time deposits........................................       844          883        1,682      1,813
  Money market deposits................................       375          218          703        419
  Savings deposits.....................................       635          649        1,318      1,263
  Mortgagors' escrow deposits..........................        21           25           51         41
  Borrowed funds.......................................     1,897        1,158        3,455      1,851
                                                          -------      -------      -------    -------
     Total interest expense............................     3,772        2,933        7,209      5,387
                                                          -------      -------      -------    -------
     Net interest income...............................     4,389        4,329        8,536      8,239
                                                          -------      -------      -------    -------

Provision for Loan Losses............................        (125)        (125)        (250)      (250)
                                                          -------      -------      -------    -------
  Net interest income after provision for loan losses..     4,264        4,204        8,286      7,989
                                                          -------      -------      -------    -------

Other Income (Loss):
  Service and fee income...............................       736          547        1,386      1,105
  Securities transactions..............................       251          441          829        634
  Loan transactions....................................        15           20           46         37
  Other income or (loss)...............................      (203)          50         (104)        54
                                                          -------      -------      -------    -------
     Total other income, net..............................    799        1,058        2,157      1,830
                                                          -------      -------      -------    -------

Other Expenses:
  Salaries and employee benefits.......................     1,862        1,777        3,691      3,236
  ESOP benefits........................................       171           12          242        111
  BRP and RRP benefits.................................       203           39          405         84
  FDIC insurance.......................................         8            7           15         14
  Occupancy............................................       341          295          684        603
  Data processing......................................       240          198          487        360
  Advertising..........................................       105           41          239         62
  Professional fees....................................       283          131          364        332
  Other................................................       917          569        1,656      1,126
                                                          -------      -------      -------    -------
     Total other expenses.................................  4,130        3,069        7,783      5,928
                                                          -------      -------      -------    -------
  Income before provision for income taxes.............       933        2,193        2,660      3,891
Provision for Income Taxes...........................         413          895        1,141      1,600
                                                          -------      -------      -------    -------
  Net income...........................................   $   520      $ 1,298      $ 1,519    $ 2,291
                                                          =======      =======      =======    =======
Weighted Average:
  Common shares........................................     5,581        6,122        5,665      6,122
  Dilutive stock options...............................        --           --           --         --
                                                          -------      -------      -------    -------
                                                            5,581        6,122        5,665      6,122
                                                          =======      =======      =======    =======
Earnings per Share:
  Basic................................................   $  0.10      $  0.21      $  0.27    $  0.37
                                                          =======      =======      =======    =======
  Diluted..............................................   $  0.10      $  0.21      $  0.27    $  0.37
                                                          =======      =======      =======    =======

                             See accompanying Notes to Unaudited Financial Statements.

                                             WARWICK COMMUNITY BANCORP, INC. AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
                                                                  (Unaudited)

                                                                  Accumulated
                                          Additional                 Other       Unallocated     Unearned
                                 Common    Paid In    Retained   Comprehensive   Common Stock  Common Stock  Treasury  Comprehensive
                                  Stock    Capital    Earnings    Income, net    Held by ESOP   Held by RRP   Stock        Income
                                  -----    -------    --------    -----------    ------------  ------------  --------  -------------
                                                                          (In thousands)

BALANCE, December 31,1997......   $ 66    $ 63,366    $ 27,382      $ 1,634       $ (6,259)      $    --     $    --
   Net Income, January 1, 1998-
   June 30, 1998.................   --          --       2,291           --             --            --          --      $ 2,291
   Unrealized appreciation on
   securities available-for-sale,
   net...........................   --          --          --         (227)            --            --          --         (227)
                                                                                                                          -------
   Comprehensive income..........   --          --          --           --             --            --                    2,064
                                                                                                                          =======
   Purchase of common stock by
   ESOP..........................   --          --          --           --         (1,563)           --          --
   Allocation of ESOP stock......   --          40          --           --            204            --          --
                                  ----    --------    --------      -------       --------       -------     -------
BALANCE, June 30, 1998.........   $ 66    $ 63,406    $ 29,673      $ 1,407       $ (7,618)      $    --     $    --
                                  ====    ========    ========      =======       ========       =======     =======

BALANCE, December 31, 1998.....   $ 66    $ 63,374    $ 30,458      $ 1,727       $ (7,208)      $(4,180)    $    --
   Net Income, January 1, 1999-
   June 30, 1999...............     --          --       1,519           --             --            --          --      $ 1,519
   Unrealized appreciation on
   securities available-for-sale,
   net...........................   --          --          --       (3,944)            --            --          --       (3,944)
                                                                                                                          -------
   Comprehensive income........     --          --          --           --             --            --          --      $(2,425)
                                                                                                                          =======
   Purchase of treasury stock..     --          --          --           --             --            --      (6,269)

   Allocation of ESOP stock....     --         (41)         --           --            283            --          --

   Cash dividends paid.........     --          --        (576)          --             --            --          --

   Earned portion of RRP.......     --        (240)         --           --             --           459          --
                                  ----    --------    --------      -------       --------       -------     -------
BALANCE, June 30, 1999.........   $ 66    $ 63,093    $ 31,401      $(2,217)      $ (6,925)      $(3,721)    $(6,269)
                                  ====    ========    ========      =======       ========       =======     =======

                             See accompanying Notes to Unaudited Financial Statements.

                                 WARWICK COMMUNITY BANCORP, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)

                                                                                For the Six Months
                                                                                   Ended June 30,
                                                                             --------------------------
                                                                                1999            1998
                                                                             -----------    -----------
                                                                                    (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income...........................................................        $ 1,519        $  2,291
Adjustments to reconcile net income to net cash used in operating activities:
  Depreciation...............................................................    319             225
  Accretion of discount on investment securities.............................   (589)           (997)
  Net (increase)/decrease in accrued interest receivable.....................   (155)           (487)
  Increase in mortgage servicing rights and other assets..................... (6,663)         (6,318)
  Provision for loan losses..................................................    250             250
  Net gain on sales of loans.................................................    (46)            (37)
  Net gain on sales of securities............................................   (829)           (634)
  Increase in accrued interest payable.......................................    178             377
  Increase/(decrease) in accrued expenses and other liabilities..............  1,444          (2,932)
                                                                             -------        --------
Total reconciliation adjustments............................................  (6,091)        (10,553)
                                                                             -------        --------
  Net cash provided by operating activities.................................  (4,572)         (8,262)
                                                                             -------        --------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and calls of securities............................  16,900          22,018
Purchases of securities..................................................... (83,059)       (109,071)
Proceeds from sale of trading securities and securities available-for-sale..  23,495          36,696
Principal repayments from mortgage-backed securities........................  13,038          11,380
Purchases of FHLBNY capital stock...........................................  (2,784)         (1,880)
Net increase in loans....................................................... (24,147)        (38,921)
Purchases of fixed assets, net..............................................    (365)           (131)
                                                                             -------        --------
  Net cash used in investing activities..................................... (56,922)        (79,909)
                                                                             -------        --------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits.........................................  13,514          13,594
Net increase (decrease) in escrow deposits..................................     750           1,037
Net increase in borrowed funds..............................................  53,970          62,995
Dividends on common stock...................................................    (576)           (227)
Purchase of ESOP common stock...............................................      --          (1,563)
Purchase of treasury stock..................................................  (6,269)             --
ESOP allocation.............................................................     242             206
RRP allocation..............................................................     219              --
                                                                             -------        --------
  Net cash provided by financing activities.................................  61,850          76,042
                                                                             -------        --------
  Net increase (decrease) in cash .......................................... $   356        $(12,129)
                                                                             =======        ========

CASH AT BEGINNING OF PERIOD................................................. $10,511        $ 22,543
CASH AT END OF PERIOD.......................................................  10,867          10,414
                                                                             -------        --------
CHANGE IN CASH.............................................................. $   356        $(12,129)
                                                                             =======        ========

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

         The unaudited consolidated financial statements included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results of operations that may be expected for the entire year ending December 31, 1999. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission.

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

                                                 At June 30, 1999      At December 31, 1998
                                               --------------------   ---------------------
                                                           Percent                Percent
                                                Amount     of Total    Amount     of Total
                                               --------   ---------   --------    --------
                                                           (Dollars in thousands)
Mortgage loans:
---------------
Conventional one- to four-family loans......   $186,461     64.16%    $166,466     63.25%
Mortgage loans held for sale................     10,850      3.73       13,737      5.22
VA and FHA loans............................        627      0.21          641      0.24
Home equity loans...........................     19,984      6.88       18,061      6.86
Residential construction loans..............     14,624      5.03       16,105      6.12
Undisbursed portion of construction loans...     (8,063)    (2.77)      (6,304)    (2.39)
                                               --------    ------     --------    ------
   Total mortgage loans.....................    224,483     77.24      208,706     79.30
                                               --------    ------     --------    ------

Consumer and other loans:
-------------------------
Commercial loans by type:
   Non-farm and non-residential.............     19,613      6.75       17,082      6.49
   One- to four-family residential..........      2,473      0.85        2,142      0.81
   Multi-family.............................      3,973      1.37        3,988      1.52
   Farm.....................................        810      0.28          996      0.38
   Acquisition, development and
    construction............................      5,327      1.83        4,339      1.65
   Term loans...............................        342      0.12          411      0.16
   Installment loans........................      3,964      1.36        2,435      0.94
   Demand loans.............................        438      0.15          853      0.32
   Time loans...............................        166      0.06           80      0.03
   SBA loans................................        235      0.08          328      0.12
   Lines-of-credit..........................      2,977      1.02        2,327      0.88
   Loans and draws disbursed................        855      0.29          194      0.07
   Non-accrual..............................        607      0.21          118      0.04
                                               -------     ------     --------    ------
   Total commercial loans...................     41,780     14.37       35,293     13.41
Automobile..................................     19,194      6.60       13,788      5.24
Student.....................................        230      0.08          332      0.13
Credit card.................................      1,154      0.40        1,296      0.49
Other consumer loans........................      3,795      1.31        3,775      1.43
                                               -------     ------     --------    ------
Total consumer loans                             24,373      8.39       19,191      7.29
                                               -------     ------     --------    ------
   Total consumer and other loans...........     66,153     22.76       54,484     20.70
                                               -------     ------     --------    ------
   Total loans..............................    290,636    100.00%     263,190    100.00%
                                                           ======                 ======
Allowance for loan losses.................       (1,800)                (1,727)
                                               --------               --------
   Total loans, net.........................   $288,836               $261,463
                                               ========               ========

5.   NON-PERFORMING ASSETS

     The following table sets forth information regarding non-accrual loans, other past due loans and other real estate owned at the dates indicated.


                                                                      June 30,       December 31,
                                                                        1999            1998
                                                                   ---------------  -------------
                                                                       (Dollars in thousands)
Non-accrual mortgage loans delinquent more
than 90 days....................................................... $ 1,092           $   631

Non-accrual other loans delinquent more than 90 days...............     581                88
                                                                    -------           -------
Total non-accrual loans............................................   1,673               719
Total 90 days or more delinquent and still accruing................     277             1,362
                                                                    -------           -------
Total non-performing loans.........................................   1,950             2,081

Total foreclosed real estate, net of related allowance for losses..     518               371
                                                                    -------           -------
Total non-performing assets........................................ $ 2,468           $ 2,452
                                                                    =======           =======
Non-performing loans to total loans................................    0.68%             0.79%
Total non-performing assets to total assets........................    0.49%             0.55%

6.   ALLOWANCE FOR LOAN LOSSES

     The following table sets forth the activity in the Company's allowance for loan losses at and for the periods indicated.

                                                             At or For the Seven
                                          Six Months Ended      Months Ended
                                              June 30,          December 31,
                                         ------------------  ------------------
                                         1999       1998            1998
                                         -------- ---------  ------------------
                                                  (Dollars in thousands)
Allowance for loan losses:
--------------------------
Balance at beginning of period.......... $1,727     $1,372          $1,513
                                         ------     ------          ------
Charge-offs:
      Real estate mortgage loans........    157          0              30
      Commercial loans..................     25         51               5
      Consumer loans....................     27         29              64
                                         ------     ------          ------
      Total charge-offs.................    209         80              99

Recoveries:
      Real estate mortgage loans........     23          0               0
      Commercial loans..................      5          0               9
      Consumer loans....................      4         16              12
                                         ------     ------          ------
      Total recoveries..................     32         16              21

Provision for loan losses...............    250        250             292
                                         ------     ------          ------
Balance at end of Period................ $1,800     $1,558          $1,727
                                          =====      =====           =====

Ratio of net charge-offs during the
period to average loans outstanding.....   0.07%      0.03%           0.04%
Ratio of allowance for loan losses
to total loans at end of period.........   0.62%      0.71%           0.66%
Ratio of allowance for loan losses
to non-performing loans.................  92.33%    175.25%          82.99%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           ---------------------------------------------------------------

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

FINANCIAL CONDITION

         For the six-month period ending June 30, 1999, total assets of the Company increased $61.0 million, or 13.7%, from $445.1 million at December 31, 1998 to $506.2 million at June 30, 1999. This increase in total assets was primarily attributable to a $27.4 million, or 10.4%, increase in total loans, which increased from $263.2 million at December 31, 1998 to $290.6 million at June 30, 1999, and a $23.6 million, or 15.2%, increase in total securities, which increased from $155.5 million at December 31, 1998 to $179.1 million at June 30, 1999. These increases resulted from continued growth in the loan portfolio, particularly mortgage loans, and from the Bank's utilization of additional wholesale leveraging transactions in order to enhance earnings. The Federal Home Loan Bank of New York ("FHLBNY") stock portfolio increased by $2.8 million in conjunction with both the Company's larger asset size and the utilization of such wholesale leveraging transactions.

         Deposits increased $13.5 million, or 5.5%, from $246.9 million at December 31, 1998, to $260.4 million at June 30, 1999. This increase was primarily attributable to an increase in NOW and money market accounts of $8.5 million, an increase of $3.9 million in savings accounts and an increase in certificates of deposit of $2.2 million, partially offset by a decrease in non-interest bearing accounts of $1.1 million.

         Borrowed funds, comprised primarily of securities sold under repurchase agreements and FHLBNY advances, increased $54.0 million, from $104.8 million at December 31, 1998 to $158.8 million at June 30, 1999. These increases were primarily used in connection with the aforementioned wholesale leveraging transactions which enabled the Company to bolster net interest income.

         Total stockholders' equity decreased by $8.8 million, or 10.4%, from $84.2 million at December 31, 1998 to $75.4 million at June 30, 1999. The decrease was primarily attributable to $6.3 million in open market purchases of 437,327 shares, or 6.62% of the Company's outstanding common stock in conjunction with the Company's stock repurchase programs and the decline in accumulated other comprehensive income of $3.9 million. The decrease in total stockholders' equity was partially offset by net income of $1.5 million for the six months ended June 30, 1999. Also contributing to the decrease in stockholders' equity was the payment of quarterly cash dividends to shareholders amounting to $576 thousand, which dividends were paid on March 30, 1999 and June 30, 1999.

ANALYSIS OF NET INTEREST INCOME

         Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

         AVERAGE BALANCE SHEETS. The following tables set forth certain information regarding the Company's average statements of financial condition and its statements of income for the three months and six months ended June 30, 1999 and 1998 and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs were derived by dividing interest income or expense by the average balance of assets or liabilities, respectively, for the periods shown. The yields include deferred fees and discounts, which are considered yield adjustments. Average balances were computed based on month-end balances. Management believes the use of average monthly balances instead of average daily balances does not have a material effect on the information presented.

                                                                         Three Months Ended June 30,
                                          ------------------------------------------------------------------------------------------

                                                             1999                                           1998
                                          --------------------------------------------  --------------------------------------------

                                                                           Average                                        Average
                                             Average                        Yield/          Average                        Yield/
                                             Balance        Interest         Cost           Balance        Interest         Cost
                                             -------        --------         ----           -------        --------         ----
                                                                           (Dollars in thousands)
Assets:
------
Interest-earning assets:
      Mortgage loans, net.................  $217,602         $3,927          7.22%          $163,276        $3,049           7.47%
      Consumer and other loans, net.......    60,943          1,310          8.60             45,183         1,097           9.71
      Mortgage-backed securities..........    82,687          1,429          6.91             93,106         1,661           7.14
      Federal funds sold..................        --             --            --                 --            --             --
      Interest earning accounts at banks..       528              7          5.30                614             9           5.86
      Investment securities...............    94,202          1,488          6.32             76,713         1,446           7.54
                                            --------         ------                         --------        ------
          Total interest-earning assets...   455,962          8,161          7.16            378,892         7,262           7.67
                                                             ------                                         ------
      Non-interest earning assets.........    27,430                                          22,809
                                            --------                                        --------
          Total assets.............         $483,392                                        $400,701
                                            ========                                        ========

Liabilities and retained earnings:
---------------------------------
Interest-bearing liabilities:
      Passbook accounts..................   $ 85,563         $  542          2.54%          $ 79,874        $  581           2.91%
      Escrow deposits.....................     2,150             21          3.91              2,055            25           4.87
      NOW accounts .......................    22,747             93          1.64             17,211            68           1.58
      Money market accounts...............    40,220            375          3.73             26,541           218           3.29
      Certificate accounts................    72,728            844          4.64             71,197           883           4.96
                                            --------         ------                         --------        ------
      Total deposits......................   223,408          1,875          3.36            196,878         1,775           3.61
      Borrowed funds......................   142,274          1,897          5.33             80,946         1,158           5.72
                                            --------         ------                         --------        ------
          Total interest-bearing
          liabilities.....................   365,682          3,772          4.13            277,824         2,933           4.22
                                                             ------                                         ------
Non-interest bearing liabilities..........    38,471                                          35,640
                                            --------                                        --------
          Total liabilities...............   404,153                                         313,464
Retained earnings.........................    79,239                                          87,237
                                            --------                                        --------
          Total liabilities and
          retained earnings...............  $483,392                                        $400,701
                                            ========                                        ========
Net interest income/interest rate spread..                   $4,389          3.03%                          $4,329           3.45%
                                                             ======        ======                           ======         ======
Net interest-earning assets/net
   interest margin........................  $ 90,280                         3.85%          $101,068                         4.57%
                                            ========                       ======           ========                       ======
Ratio of interest-earning assets to
  interest-bearing liabilities............                                 124.69%                                         136.38%
                                                                           ======                                          ======

                                                                          Six Months Ended June 30,
                                          ------------------------------------------------------------------------------------------

                                                             1999                                           1998
                                          --------------------------------------------  --------------------------------------------

                                                                           Average                                        Average
                                             Average                        Yield/          Average                        Yield/
                                             Balance        Interest         Cost           Balance        Interest         Cost
                                             -------        --------         ----           -------        --------         ----
                                                                           (Dollars in thousands)
Assets:
------
Interest-earning assets:
      Mortgage loans, net.................  $213,328        $ 7,772          7.29%          $152,470       $ 5,758           7.55%
      Consumer and other loans, net.......    58,156          2,474          8.51             43,117         2,050           9.51
      Mortgage-backed securities..........    78,191          2,690          6.88             85,700         3,103           7.24
      Federal funds sold..................        --             --            --              2,573            70           5.44
      Interest earning accounts at banks..       505             12          4.75                645            19           5.89
      Investment securities...............    90,271          2,797          6.20             71,786         2,626           7.32
                                            --------         ------                         --------        ------
         Total interest-earning assets....   440,451         15,745          7.15            356,291        13,626           7.65
                                                            -------                                         ------
      Non-interest earning assets.........    24,820                                          22,398
                                            --------                                        --------
         Total assets.....................  $465,271                                        $378,689
                                            ========                                        ========

Liabilities and retained earnings:
---------------------------------
Interest-bearing liabilities:
      Passbook accounts...................  $ 84,241        $ 1,140          2.71%          $ 77,925      $  1,134           2.91%
      Escrow deposits.....................     1,759             51          5.80              1,593            41           5.15
      NOW accounts .......................    21,949            178          1.62             16,365           129           1.58
      Money market accounts...............    38,418            703          3.66             25,644           419           3.27
      Certificate accounts................    72,229          1,682          4.66             72,530         1,813           5.00
                                            --------        -------                         --------      --------
      Total deposits......................   218,596          3,754          3.43            194,057         3,536           3.64
      Borrowed funds......................   129,320          3,455          5.34             64,562         1,851           5.73
                                            --------        -------                         --------      --------
         Total interest-bearing
         liabilities......................   347,916          7,209          4.14            258,619         5,387           4.17
                                                            -------                                       --------
Non-interest bearing liabilities..........    37,655                                          34,803
                                            --------                                        --------
         Total liabilities................   385,571                                         293,422
Retained earnings.........................    79,700                                          85,267
                                            --------                                        --------
         Total liabilities and
         retained earnings................  $465,271                                        $378,689
                                            ========                                        ========

Net interest income/interest rate spread..                  $ 8,536          3.01%                        $  8,239          3.48%
                                                            =======        ======                         ========        ======
Net interest-earning assets/net
   interest margin........................  $ 92,535                         3.88%          $ 97,672                        4.62%
                                            ========                        =====           ========                      ======
Ratio of interest-earning assets to
  interest-bearing liabilities............                                 126.60%                                        137.77%
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

                                            Three Months Ended June 30, 1999              Six Months Ended June 30, 1999
                                                       Compared to                                    Compared to
                                            Three Months Ended June 30, 1998              Six Months Ended June 30, 1998
                                            --------------------------------              ------------------------------
                                                                                     Increase (Decrease) in
                                       Increase (Decrease) in Net                      Net Interest Income
                                         Interest Income Due to                             Due to
                                       --------------------------                    ----------------------
                                       Volume           Rate           Net           Volume        Rate           Net
                                       ------           ----           ---           ------        ----           ---
                                                  (In thousands)                             (In thousands)
Interest-earning assets:
-----------------------
Mortgage loans, net.................  $1,014           $(136)         $ 878          $2,298      $  (284)       $2,014
Consumer and other loans, net.......     383            (170)           213             715         (291)          424
Mortgage-backed securities..........    (186)            (46)          (232)           (272)        (141)         (413)
Federal funds sold..................      --              --             --             (70)          --           (70)
Interest earning accounts at banks..      (1)             (1)            (2)             (4)          (3)           (7)
Investment securities...............     330            (288)            42             676         (505)          171
                                      ------           -----          -----          ------       ------        ------
          Total.....................  $1,540           $(641)         $ 899          $3,343      $(1,224)       $2,119
                                      ------           -----          -----          ------       ------        ------

Interest-bearing liabilities:
----------------------------
Passbook accounts...................      40             (79)           (39)             92          (86)            6
Escrow accounts.....................       1              (5)            (4)              4            6            10
NOW accounts........................      22               3             25              44            5            49
Money market accounts...............     112              45            157             209           75           284
Certificates of deposit.............      19             (58)           (39)             (8)        (123)         (131)
Borrowed funds......................     878            (139)           739           1,857         (253)        1,604
                                      ------           -----          -----          ------       ------        ------
          Total.....................   1,072            (233)           839           2,198         (376)        1,822
                                      ------           -----          -----          ------       ------        ------

Net change in net interest income...  $  468           $(408)         $  60          $1,145       $ (848)       $  297
                                      ======           =====          =====          ======       ======        ======

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND
1998

         GENERAL. For the three months ended June 30, 1999, the Company recognized net income of $520 thousand, or $0.10 per share, as compared to net income of $1.3 million, or $0.21 per share for the three months ended June 30, 1998. The decrease in net income was attributable to the 34.6% increase in other expenses and the 24.5% decrease in other income, and was partially offset by the 53.9% decrease in the provision for income taxes and the 1.4% increase in net interest income.

         INTEREST INCOME. Interest income amounted to $8.2 million for the three months ended June 30, 1999, as compared to $7.3 million for the three months ended June 30, 1998. This increase of $900 thousand, or

12.4%, was primarily the result of the increase of $877 thousand in interest earned on the Company's mortgage loan portfolio, and the increase of $213 thousand in the amount of interest earned on other loans, partially offset by the decrease of $189 thousand in the amount of interest and dividends earned on securities, as compared to the respective totals earned over the three-month period ended June 30, 1998.

         Although the average yield of the institution's mortgage loan portfolio over the three months ended June 30, 1999 decreased from 7.47% to 7.22%, as compared to the average yield realized over the three-month period ended June 30, 1998, mortgage loan interest income increased because of the $54.3 million growth, or 33.3%, from $163.3 million to $217.6 million, in average mortgage loan balances over the same time periods. The growth experienced resulted from strong loan demand as home purchasers and existing homeowners capitalized on the opportunities afforded by lower mortgage loan interest rates.

         The average balances of investment securities, including mortgage-backed securities, at the end of the three-month period ended June 30, 1999 was $176.9 million, as compared to $169.8 million at the end of the three-month period ended June 30, 1998, and the increase resulted largely from the Bank's utilization of additional wholesale leverage transactions in order to enhance earnings.

         INTEREST EXPENSE. Interest expense over the three-month period ended June 30, 1999 on total interest-bearing deposits and borrowed funds increased by $839 thousand when compared to the same three-month period one year earlier. Over the same periods, the average balances of the institution's total interest-bearing liabilities increased by $87.9 million, or 31.6%, from $277.8 million to $365.7 million, and the average balances of the institution's borrowed funds increased by $61.3 million, or 75.8%. The increase in interest expense was primarily the result of interest paid on deposits and borrowings associated with funding the loan and securities growth.

         NET INTEREST INCOME. Net interest income for the three months ended June 30, 1999 increased $60 thousand, or 1.4%, to $4.4 million compared to the three months ended June 30, 1998. The interest rate spread dropped to 3.03% from 3.45%, and the net interest margin decreased to 3.85% from 4.57%, respectively, for the three-month period ended June 30, 1999 compared to the three-month period ended June 30, 1998. This reflects the lower interest rate environment during the second quarter of 1999 as compared to the equivalent quarter in 1998.

         PROVISION FOR LOAN LOSSES. The provision for loan losses for the three months ended June 30, 1999 and 1998 was $125 thousand. This provision is a result of management's assessment of the loan portfolio, the level of the Bank's allowance for loan losses and its assessment of the local economy and market conditions.

         OTHER INCOME. Other income, net, for the three months ended June 30, 1999 totaled $799 thousand as compared to $1.1 million for the three months ended June 30, 1998. This decrease was primarily attributable to the $332 thousand unrealized loss that was recognized upon the valuation of residential mortgage loans held-for-sale at the lower of cost or market value in accordance with the Financial Accounting Standards Board's ("FASB") Statement No. 65, "Accounting for Certain Mortgage Banking Activities," and the $190 thousand decrease in income derived from securities transactions. Partially offsetting this decrease was a $189 thousand increase in service and fee income.

         OTHER EXPENSES. Total other expenses increased by $1.1 million for the three-month period ended June 30, 1999 as compared to June 30, 1998. Other expenses and professional fees increased $348 thousand and $152 thousand, respectively, for the second quarter of 1999. The increase in other expenses was primarily attributable to expenses related to the Company's planned expansion into Bergen County, New Jersey, through the formation of The Towne Center Bank, a New Jersey chartered commercial bank, as a subsidiary of the Company, and to augmenting the Bank's market-share throughout and beyond the New York State communities traditionally served by the Bank. Salaries and employee benefits expense grew $85 thousand for the three months ended June 30, 1999. This is primarily the result of additions to staff necessary to attract and service a growing number of loan account and deposit account customers. ESOP benefits recognized for the second quarter of 1999 were higher than the comparable prior period because of the increase in the number of shares released as the ESOP loan is repaid. In addition, BRP and RRP benefits expense increased by $164 thousand for the three months ended June 30, 1999, as compared to the same period in 1998, as the RRP was not approved by the Company's shareholders until June 1998 and 20% of the shares awarded under the RRP vested in June 1999, resulting in the recognition of compensation expense by the Company. Advertising expense and occupancy expense increased $64 thousand and $46 thousand, respectively, for the three months ended June 30, 1999. Data processing expense increased $42 thousand for the three months ended June 30, 1999, primarily due to the expense associated with becoming Year 2000 compliant.

         PROVISION FOR INCOME TAXES. The decrease in the provision for income taxes for the three-month period ended June 30, 1999, as compared to the same period ended June 30, 1998, was primarily attributable to the decrease of 57.5% in pretax income.


COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

         GENERAL. For the six months ended June 30, 1999, the Company recognized net income of $1.5 million, or $0.27 per share, as compared to net income of $2.3 million, or $0.37 per share for the six months ended June 30, 1998. The decrease in net income was attributable to the 31.3% increase in other expenses which was partially offset by the 28.7% decrease in the provision for income taxes, the 17.9% increase in other income, and the 3.6% increase in net interest income.

         INTEREST INCOME. Interest income amounted to $15.7 million for the six months ended June 30, 1999, as compared to $13.6 million for the six months ended June 30, 1998. This increase of $2.1 million, or 15.6%, was primarily the result of the increase of $2.0 million in interest earned on the Company's mortgage loan portfolio and the increase of $424 thousand in the amount of interest earned on other loans, offset, somewhat, by a $242 thousand decrease in interest and dividends earned on the securities portfolio and a decrease of $70 thousand in interest earned on federal funds sold.

         Although the average yield of the institution's mortgage loan portfolio over the six months ended June 30, 1999 decreased from 7.55% to 7.29%, as compared to the average yield realized over the six-month period ended June 30, 1998, mortgage loan interest income increased because of the $60.9 million growth, or 39.9%, from $152.5 million to $213.3 million, in average mortgage loan balances over the same time periods. The growth experienced resulted from strong loan demand as home purchasers and existing homeowners capitalized on the opportunities afforded by lower mortgage loan interest rates.

         The average balances of investment securities, including mortgage-backed securities, at the end of the six-month period ended June 30, 1999 was $168.5 million, as compared to $157.5 million at the end of the six-month period ended June 30, 1998, and the increase resulted largely from the Bank's utilization of additional wholesale leverage transactions in order to enhance earnings.

         INTEREST EXPENSE. Interest expense over the six-month period ended June 30, 1999 on total interest-bearing deposits and borrowed funds increased by $1.8 million when compared to the same six-month period one year earlier. Over the same periods, the average balances of the institution's total interest-bearing liabilities increased by $89.3 million, or 34.5%, from $258.6 million to $347.9 million, and the average balances of the institution's borrowed funds increased by $64.8 million, or 100.3%. The increase in interest expense was primarily the result of interest paid on deposits and borrowings associated with funding the loan and securities growth.

         NET INTEREST INCOME. Net interest income for the six months ended June 30, 1999 increased $297 thousand, or 3.6%, to $8.5 million compared to the six months ended June 30, 1998. The interest rate spread dropped to 3.01% from 3.48%, and the net interest margin decreased to 3.88% from 4.62%, respectively, for the six-month period ended June 30, 1999 compared to the six-month period ended June 30, 1998. This reflects the lower interest rate environment during the second quarter of 1999 as compared to the equivalent quarter in 1998.

         PROVISION FOR LOAN LOSSES. The provision for loan losses for the six months ended June 30, 1999 and 1998 was $250 thousand. This provision is a result of management's assessment of the loan portfolio, the level of the Bank's allowance for loan losses and its assessment of the local economy and market conditions.

         OTHER INCOME. Other income, net, for the six months ended June 30, 1999 totaled $2.2 million as compared to $1.8 million for the six months ended June 30, 1998. The increase of $281 thousand in the Company's service and fee income resulted primarily from deposit and loan account growth, growth in the amount of mortgage loans serviced and the new fee income associated with the Company's debit card. Income from securities transactions increased by $195 thousand, or 30.8%, as compared to the same six-month period in 1998. The total for the six-month period ended June 30, 1999 was adversely impacted by the aforementioned $332 thousand unrealized loss that was recognized upon the valuation of residential mortgage loans held-for-sale at the lower of cost or market.

         OTHER EXPENSES. Total other expenses increased by $1.9 million for the six-month period ended June 30, 1999 as compared to June 30, 1998. Accounting for much of the increase in other expenses is salaries and employee benefits expense, which grew $455 thousand for the six months ended June 30, 1999. This is primarily the result of additions to staff necessary to attract and service a growing number of loan account and deposit account customers. ESOP benefits recognized for the first six months of 1999 were higher than the comparable prior period because of the increase in the number of shares released as the ESOP loan is repaid. In addition, BRP and RRP benefits expense increased by $321 thousand for the six months ended June 30, 1999, as compared to the same period in 1998, as the RRP was not approved by the Company's shareholders until June 1998 and 20% of the shares awarded under the RRP vested in June 1999, resulting in the recognition of compensation expense by the Company. Other expenses and professional fees increased $530 thousand and $32 thousand, respectively, for the six-month period ended June 30, 1999. These increases resulted primarily from start-up expenses, including legal expenses and consulting fees, associated with the formation of The Towne Center Bank. Data processing and occupancy expense increased $127 thousand and $81 thousand, respectively, for the six months ended June 30, 1999 and was attributable to the Company's town of Wallkill branch relocation, the relocation of the Company's mortgage loan origination and underwriting department and the expense associated with becoming Year 2000 compliant. Advertising expense increased $177 thousand for the six months ended June 30, 1999, as a result of the continued promotion of the Bank's name in the highly competitive mortgage loan and commercial loan market.

         PROVISION FOR INCOME TAXES. The decrease in the provision for income taxes for the six-month period ended June 30, 1999, as compared to the same period ended June 30, 1998, was primarily attributable to the decrease of 31.6% in pretax income.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity is managed from a composite of customer deposits, from cash and short-term interest-earning assets, from mortgage loans held for sale, from the investment securities portfolio held available for sale and from the Company's ability to borrow from the FHLBNY. At June 30, 1999, management had utilized $15.9 million in repurchase agreements and $142.9 million in FHLBNY advances to augment the Company's earnings, and management intends to enter into additional transactions in order to leverage the Company's capital base further.

         At June 30, 1999, the Company's total approved loan origination commitments outstanding totaled $61.8 million. At the same time, the unadvanced portion of residential construction loans totaled $8.1 million. Certificates of deposit scheduled to mature in one year or less at June 30, 1999 totaled $66.5 million. Based on historical experience, management believes that a significant portion of such deposits will remain with the Bank.

         At June 30, 1999, the Company had cash and due from banks of $10.9 million and securities available for sale of $178.0 million. Management believes these amounts, together with the Company's borrowing capabilities, to be more than adequate to meet its short-term cash needs.

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

         At June 30, 1999, the Company exceeded the minimum regulatory capital requirements imposed by the Federal Reserve Board, which are substantially similar to the requirements of the FDIC, with a Tier 1 capital level of $77.6 million, or 16.07% of average assets, which is well above the required level of $19.3 million, or 4% of average assets. The Company's ratio of Tier 1 capital to risk-weighted assets of 29.39% at June 30, 1999 is also well above the required level of 4%. The Company's ratio of total capital to risk- weighted assets is 30.19%, which is well above the required level of 8%. In addition, the Bank's capital ratios qualify it to be treated as "well capitalized" for regulatory purposes. The following table shows the Bank's regulatory capital positions and ratios at June 30, 1999.


                                         Actual Capital                Required Capital               Excess Capital

                                     Amount          Percent         Amount         Percent        Amount        Percent
                                     ------          -------         ------         -------        ------        -------
Total Capital..................
     (to risk-weighted assets)       $55,442          21.40%         $20,723         8.00%         $34,719        13.40%
Tier 1 Capital.................
     (to risk-weighted assets)        53,083          20.49           10,362         4.00           42,721        16.49
Tier 1 Capital.................
     (to average assets)              53,083          11.12           19,095         4.00           33,988         7.12


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

         The Company has developed and is implementing a plan (the "Plan") to address the Year 2000 issue and its effects on the Company. The Plan includes five components which address issues involving awareness, assessment, renovation, validation and implementation. The Company has completed the awareness, assessment and renovation phases of the Plan. During the awareness and assessment phases of the Plan, the Company inventoried all material information systems and those of third-party vendors. As part of the Plan, the Company has had formal communications with all of its significant suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remedy their own Year 2000 issue and has been following the progress of those vendors with their Year 2000 compliance status. The Company is now actively involved in the validation and implementation phases of the Plan. In accordance with the regulatory guidelines issued by the federal banking regulators, the Bank and the Company have completed testing of its mission critical systems as of June 30, 1999 and believes it is now Year 2000 ready.

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


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
           ----------------------------------------------------------

         Quantitative and qualitative disclosure about market risk is presented at December 31, 1998 in the Company's Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 31, 1999. There have been no material changes in the Company's market risk at June 30, 1999 as compared to December 31, 1998.



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

           Not applicable


ITEM 5.    OTHER INFORMATION
           -----------------

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




                                      WARWICK COMMUNITY BANCORP, INC.
                                      (Registrant)



Date: August 16, 1999                 By:  /s/ Ronald J. Gentile
                                           -------------------------------------
                                           Ronald J. Gentile
                                           President and Chief Operating Officer






Date: August 16, 1999                 By:  /s/ Arthur W. Budich
                                           -------------------------------------
                                           Arthur W. Budich
                                           Senior Vice President and
                                           Chief Financial Officer

                                  EXHIBIT INDEX

27. Financial Data Schedule (submitted only with filing in electronic format)