Form 10-Q
period 1999-09-30
WARWICK COMMUNITY BANCORP INC
filed 1999-11-15
CIK 1046209

As filed with the Securities and Exchange Commission on November 15, 1999

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1999

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to ________

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

                   Yes   X                            No
                       -----                             -----

     As of November 10, 1999, there were 5,740,410 shares of the registrant's common stock outstanding.

                                    FORM 10-Q
                         WARWICK COMMUNITY BANCORP, INC.
                                      INDEX

                                                                          Page
PART I -- FINANCIAL INFORMATION                                          Number
-------------------------------                                          ------

Item 1.  Financial Statements -- Unaudited

         Consolidated Statements of Financial Condition at
         September 30, 1999 and December 31, 1998                            3

         Consolidated Statements of Income for the three and
          nine months ended September 30, 1999 and 1998                      4

         Consolidated Statement of Changes in Equity for
          the nine months ended September 30, 1999                           5

         Consolidated Statements of Cash Flows for the nine
          months ended September 30, 1999 and 1998                           6

         Notes to Unaudited Consolidated Financial Statements              7-9

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             10-21

Item 3.  Quantitative and Qualitative Disclosures about Market Risk         21

PART II -- OTHER INFORMATION
----------------------------

Item 1.  Legal Proceedings                                                  21

Item 2.  Changes in Securities                                              21

Item 3.  Defaults Upon Senior Securities                                    21

Item 4.  Submission of Matters to a Vote of Security Holders                21

Item 5.  Other Information                                                  21

Item 6.  Exhibits and Reports on Form 8-K                                   22

Signature Page                                                              23

Exhibit Index                                                               24

===============================================================================
     Statements  contained in this Form 10-Q which are not historical facts are forward-looking statements, as that term is defined in the Private
     Securities   Litigation  Reform  Act  of  1995.  Such  forward-looking
     statements are subject to risks and uncertainties which could cause actual results to differ materially from those projected. Such risks and uncertainties include, but are not limited to, general economic conditions; changes in interest rates, deposit flows, loan demand, real estate values and competition; changes in accounting principles, policies or guidelines; changes in legislation or regulation; other
     economic,  competitive,   governmental,  regulatory  or  technological
     factors affecting the Company's operations, pricing, products and services; and other risks detailed in documents filed by the Company with the Securities and Exchange Commission from time to time.
===============================================================================

PART I --  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS -- UNAUDITEd
           ---------------------------------

                        WARWICK COMMUNITY BANCORP, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                           (UNAUDITED)

                                                        September 30, 1999     December 31, 1998
                                                        ------------------     -----------------
                                                                       (Dollars in thousands)
                           ASSETS
  Cash on hand and in banks.............................      $ 13,492             $  10,511
  Securities:
     Available-for-sale, at fair value..................       200,769               149,491
     Held-to-maturity, at amortized cost (fair value
     of $1,133 at September 30, 1999 and $5,968 at
     December 31, 1998)                                          1,139                 5,999
                                                              --------              --------
       Total securities.................................       201,908               155,490
                                                              --------              --------
  Mortgage loans, net...................................       248,266               208,706
  Commercial loans......................................        44,191                35,293
  Consumer loans........................................        27,933                19,191
                                                              --------              --------
       Total loans......................................       320,390               263,190
  Allowance for loan losses.............................        (1,827)               (1,727)
                                                              --------              --------
       Total loans, net.................................       318,563               261,463
                                                              --------              --------
  Accrued interest receivable...........................         2,878                 2,506
  Federal Home Loan Bank stock..........................        10,540                 4,633
  Bank premises & equipment, net........................         6,224                 6,173
  Other assets..........................................        13,661                 4,363
                                                              --------              --------
       Total assets.....................................      $567,266              $445,139
                                                              ========              ========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits:
  NOW and money market..................................      $ 71,650              $ 59,815
  Savings...............................................        87,459                82,696
  Certificates of deposit...............................        71,003                70,995
  Non-interest-bearing checking.........................        31,324                33,380
                                                              --------              --------
       Total depositor accounts.........................       261,436               246,886
  Mortgage escrow funds.................................           615                 1,965
  Accrued interest payable..............................         1,214                   736
  Securities sold under agreements to repurchase........        36,769                25,310
  FHLB advances.........................................       184,550                79,480
  Other liabilities.....................................        11,161                 6,525
                                                              --------              --------
       Total liabilities................................       495,745               360,902
                                                              --------              --------

                      STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value; 5,000,000 authorized;
     none issued........................................            --                    --
  Common stock, $.01 par value; 15,000,000 shares
     authorized; 6,606,548 shares issued; 5,337,768
     and 6,606,548 shares outstanding as of September
     30, 1999 and December 31, 1998, respectively.......            66                    66
  Additional paid-in capital............................        63,045                63,374
  Retained earnings.....................................        32,039                30,458
  Accumulated other comprehensive income, net...........        (4,553)                1,727
  Unearned ESOP common stock............................        (6,720)               (7,208)
  Unearned RRP common stock.............................        (3,492)               (4,180)
                                                               -------              --------
                                                                80,385                84,237
  Treasury stock                                                (8,864)                   --
                                                              --------              --------
       Total stockholders' equity.......................        71,521                84,237
                                                              --------              --------
       Total liabilities and stockholders' equity.......      $567,266              $445,139
                                                               =======              ========

         See accompanying notes to unaudited financial statements.

                                 WARWICK COMMUNITY BANCORP, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF INCOME
                                                    (UNAUDITED)

                                                          For the Three Months             For the Nine Months
                                                           Ended September 30,             Ended September 30,
                                                    -------------------------------  -------------------------------
                                                         1999           1998              1999             1998
                                                    --------------- ---------------  --------------- ---------------
                                                    (In thousands, except per share  (In thousands, except per share
                                                                 amounts)                 amounts)
Interest Income:
  Interest on mortgage loans.........................    $ 4,379        $ 3,334         $ 12,151         $ 9,091
  Interest on other loans............................      1,426          1,038            3,900           3,041
  Interest and dividends on securities...............      3,402          2,821            8,889           8,596
  Interest on federal funds sold.....................         --             --               --              70
  Interest on short-term money market instruments ...          5              8               17              27
                                                         -------        -------         --------         -------
  Total interest income..............................      9,212          7,201           24,957          20,825
                                                         -------        -------         --------         -------

Interest Expense:
  Time deposits......................................        828            869            2,510           2,682
  Money market deposits..............................        510            294            1,213             712
  Savings deposits...................................        651            668            1,969           1,931
  Mortgagors' escrow deposits........................         42             35               93              75
  Borrowed funds.....................................      2,404          1,318            5,859           3,170
                                                         -------        -------         --------         -------
      Total interest expense.........................      4,435          3,184           11,644           8,570
                                                         -------        -------         --------         -------
      Net interest income............................      4,777          4,017           13,313          12,255
                                                         -------        -------         --------         -------
Provision for Loan Losses............................       (125)          (125)            (375)           (375)
                                                         -------        -------         --------         -------
Net interest income after provision for loan losses..      4,652          3,892           12,938          11,880
                                                         -------        -------         --------         -------

Other Income (Loss):
  Service and fee income.............................        808            568            2,194           1,673
  Securities transactions............................         --            217              829             851
  Loan transactions..................................         28             93               74             130
  Other income or (loss).............................        374            166              269             220
                                                         -------        -------         --------         -------
      Total other income, net........................      1,210          1,044            3,366           2,874
                                                         -------        -------         --------         -------

Other Expense:
  Salaries and employee benefits.....................      2,224          1,813            5,915           5,134
  ESOP benefits......................................        157            191              399             302
  BRP and RRP benefits...............................        202            159              608             159
  FDIC insurance.....................................          7              7               23              21
  Occupancy..........................................        345            147            1,028             525
  Data processing....................................        233            213              720             579
  Advertising........................................        150            125              389             187
  Professional fees..................................        257            199              667             595
  Other..............................................        805            845            2,414           2,125
                                                         -------        -------         --------         -------
      Total other expenses...........................      4,380          3,699           12,163           9,627
                                                         -------        -------         --------         -------

  Income before provision for income taxes...........      1,482          1,237            4,141           5,127
Provision for Income Taxes...........................        546            503            1,686           2,103
                                                         -------        -------         --------         -------
  Net income.........................................    $   936        $   734         $  2,455          $3,024
                                                         =======        =======         ========         =======

Weighted Average:
  Common shares......................................      5,412          5,871            5,580           6,033
  Dilutive stock options.............................         --             --               --              --
                                                         -------        -------         --------         -------
                                                           5,412          5,871            5,580           6,033
                                                         =======        =======         ========         =======
Earnings per Share:
  Basic..............................................     $ 0.17        $  0.12         $   0.44         $  0.50
                                                         =======        =======         ========         =======
  Diluted............................................     $ 0.17        $  0.12         $   0.44         $  0.50
                                                         =======        =======         ========         =======

                         See accompanying notes to unaudited financial statements.

                                 WARWICK COMMUNITY BANCORP, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
                                                    (UNAUDITED)

                                                                  Accumulated
                                           Additional                Other       Unallocated     Unearned
                                 Common     Paid In    Retained   Comprehensive  Common Stock  Common Stock  Treasury  Comprehensive
                                  Stock     Capital    Earnings    Income, net   Held by ESOP   Held by RRP    Stock       Income
                                --------- ----------- ---------- --------------- ------------- ------------- --------- -------------
                                                                           (In thousands)
BALANCE, December 31,1997......   $ 66      $63,366     $27,382       $ 1,634       $(6,259)       $   --     $    --

 Net Income, January 1, 1998-
 September 30, 1998............     --           --       3,024            --            --            --          --      $3,024

 Unrealized appreciation on
 securities available-for-sale,
 net...........................     --           --          --          (552)           --            --          --        (552)
                                                                                                                          --------
 Comprehensive income..........     --           --          --            --            --            --                  $2,472
                                                                                                                          ========
 Purchase of common stock by
 ESOP..........................     --           --          --            --        (1,563)           --          --

 Purchase of common stock by
 RRP...........................     --           --          --            --            --        (4,408)         --

 Cash dividends paid...........     --           --        (264)           --            --            --          --

 Allocation of ESOP stock......     --           26          --            --           409            --          --
                                  ----      -------     -------       -------       --------      --------    -------
BALANCE, September 30, 1998....   $ 66      $63,392     $30,142       $ 1,082       $(7,413)      $(4,408)    $    --
                                  ====      =======     =======       =======       ========      ========    =======
BALANCE, December 31, 1998.....   $ 66      $63,374     $30,458       $ 1,727       $(7,208)      $(4,180)    $    --

   Net Income, January 1, 1999-
   September 30, 1999..........     --           --       2,455            --            --            --          --       2,455

   Unrealized appreciation on
   securities available-for-sale,
   net.........................     --           --          --        (6,280)           --            --          --      (6,280)
                                                                                                                          --------
   Comprehensive income........     --           --          --            --            --            --          --     $(3,825)
                                                                                                                          ========
   Purchase of treasury stock..     --           --          --            --            --            --      (8,864)

   Allocation of ESOP stock....     --          (89)         --            --           488            --          --

   Cash dividends paid.........     --           --        (874)           --            --            --          --

   Earned portion of RRP.......     --         (240)         --            --            --           688          --
                                  ----      -------     -------       -------       --------      --------    -------
BALANCE, September 30, 1999....   $ 66      $63,045     $32,039       $(4,553)      $(6,720)      $(3,492)    $(8,864)
                                  ====      =======     =======       =======       ========      ========    =======

         See accompanying notes to unaudited financial statements.

                                 WARWICK COMMUNITY BANCORP, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)

                                                                                     For the Nine Months
                                                                                     Ended September 30,
                                                                                 --------------------------
                                                                                     1999            1998
                                                                                 -----------     ----------
                                                                                     (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..................................................................     $   2,455       $   3,024
Adjustments to reconcile net income to net cash used in
  operating activities:
  Depreciation..............................................................           488             353
  Accretion of discount on investment securities............................        (1,031)         (1,025)
  Net (increase)/decrease in accrued interest receivable....................          (372)           (215)
  Increase in mortgage servicing rights and other assets....................        (9,298)         (8,749)
  Provision for loan losses.................................................           375             375
  Net gain on sales of loans................................................           (74)           (130)
  Net gain on sales of securities...........................................          (829)           (851)
  Increase in accrued interest payable......................................           478             405
  Increase/(decrease) in accrued expenses and other liabilities.............         4,636           3,016
                                                                                 ---------       ---------
Total reconciliation adjustments............................................        (5,627)         (6,821)
                                                                                 ---------       ---------
  Net cash provided by operating activities.................................        (3,172)         (3,797)
                                                                                 ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and calls of securities............................        23,900          26,810
Purchases of securities.....................................................      (120,630)       (138,772)
Proceeds from sale of trading securities and securities available-for-sale..        23,495          67,085
Principal repayments from mortgage-backed securities........................        17,381          19,132
Purchases of FHLBNY capital stock...........................................        (5,907)         (2,184)
Net increase in loans.......................................................       (52,468)        (53,201)
Purchases of fixed assets, net..............................................          (456)         (3,126)
                                                                                 ---------       ---------
  Net cash used in investing activities.....................................      (114,685)        (84,256)
                                                                                 ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits.........................................        14,550          14,539
Net increase (decrease) in escrow deposits..................................        (1,350)           (818)
Net increase in borrowed funds..............................................       116,529          68,385
Dividends on common stock...................................................          (874)           (264)
Purchase of ESOP common stock...............................................            --          (1,563)
Purchase of RR common stock.................................................            --          (4,408)
Purchase of treasury stock..................................................        (8,864)             --
ESOP allocation.............................................................           399              --
RRP allocation..............................................................           448              --
  Net cash provided by financing activities.................................       120,838          75,871
                                                                                 ---------       ---------
  Net increase (decrease) in cash ..........................................     $   2,981       $ (12,182)
                                                                                 =========       =========

CASH AT BEGINNING OF PERIOD.................................................     $  10,511       $  22,543
CASH AT END OF PERIOD.......................................................        13,492          10,361
                                                                                 ---------       ---------
CHANGE IN CASH..............................................................     $   2,981       $(12,182)
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

     The unaudited consolidated financial statements included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results of operations that may be expected for the entire year ending December 31, 1999. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission.

     These unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's 1998 Annual Report to Shareholders.

2.   EARNINGS PER SHARE

     The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average number of shares outstanding for the period, adjusted for the unallocated portion of the shares held by the Warwick Community Bancorp, Inc. Employee Stock Ownership Plan ("ESOP") in accordance with AICPA Statement of Position 93-6, "Employers Accounting for Employee Stock Ownership Plans," and unearned shares held by the Recognition and Retention Plan of Warwick Community Bancorp, Inc. ("RRP"). Diluted earnings per share, which reflects the potential dilution that could occur if outstanding stock options were exercised and resulted in the issuance of common stock that then shared in the earnings of the Company, is computed by dividing net income by the weighted average number of common shares and dilutive instruments.

3.   COMPREHENSIVE INCOME

     The Company adopted SFAS No. 130, "Reporting Comprehensive Income," in 1998. All comparative financial statements provided for earlier periods have been reclassified to reflect application of the provisions of this statement.

     Comprehensive income includes net income and all other changes in equity during a period except those resulting from investments by owners and distributions to owners. Other comprehensive income includes revenues, expenses, gains and losses that, under generally accepted accounting principles, are included in comprehensive income but excluded from net income.

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


                                              At September 30, 1999       At December 31, 1998
                                              ------------------------  ------------------------
                                                            Percent                    Percent
                                               Amount       of Total     Amount       of Total
                                              ---------  -------------  -----------  -----------
                                                          (Dollars in thousands)
Mortgage loans:
--------------
Conventional one- to four-family loans.....  $211,874        66.13%     $166,466         63.25%
Mortgage loans held for sale...............     6,753         2.11        13,737          5.22
VA and FHA loans...........................       199         0.06           641          0.24
Home equity loans..........................    21,509         6.71        18,061          6.86
Residential construction loans.............    17,674         5.52        16,105          6.12
Undisbursed portion of construction loans..    (9,743)       (3.04)       (6,304)        (2.39)
                                             --------       ------      --------        ------
   Total mortgage loans....................   248,266        77.49       208,706         79.30
                                             --------       ------      --------        ------

Consumer and other loans:
------------------------
Commercial loans by type:
   Non-farm and non-residential............    22,243         6.94        17,082          6.49
   One- to four-family residential.........     2,476         0.77         2,142          0.81
   Multi-family............................     4,346         1.36         3,988          1.52
   Farm....................................       802         0.25           996          0.38
   Acquisition, development and
    construction...........................     4,842         1.51         4,339          1.65
   Term loans..............................       295         0.09           411          0.16
   Installment loans.......................     4,048         1.26         2,435          0.94
   Demand loans............................       411         0.13           853          0.32
   Time loans..............................       247         0.08            80          0.03
   SBA loans...............................       226         0.07           328          0.12
   Lines-of-credit.........................     3,837         1.20         2,327          0.88
   Loans and draws disbursed...............        --           --           194          0.07
   Non-accrual.............................       418         0.13           118          0.04
                                             --------       ------      --------        ------
   Total commercial loans..................    44,191        13.79        35,293         13.41
Automobile.................................    22,794         7.12        13,788          5.24
Student....................................       130         0.04           332          0.13
Credit card................................     1,155         0.36         1,296          0.49
Other consumer loans.......................     3,854         1.20         3,775          1.43
                                             --------       ------      --------        ------
Total consumer loans                           27,933         8.72        19,191          7.29
                                             --------       ------      --------        ------
   Total consumer and other loans..........    72,124        22.51        54,484         20.70
                                             --------       ------      --------        ------
   Total loans.............................   320,390       100.00%      263,190        100.00%
                                                            ======                      ======
Allowance for loan   losses................    (1,827)                    (1,727)
                                             --------                   --------
   Total loans, net........................  $318,563                   $261,463
                                             ========                   ========

5.   NON-PERFORMING ASSETS

     The following table sets forth information regarding non-accrual loans, other past due loans and other real estate owned at the dates indicated.


                                                                    September 30,    December 31,
                                                                        1999             1998
                                                                   --------------    -------------
                                                                       (Dollars in thousands)
Non-accrual mortgage loans delinquent more
than 90 days.......................................................  $   860          $   631
Non-accrual other loans delinquent more than 90 days...............      487               88
                                                                     -------          -------
Total non-accrual loans............................................    1,347              719
Total 90 days or more delinquent and still accruing................      221            1,362
                                                                     -------          -------
Total non-performing loans..................................... ...    1,568            2,081
Total foreclosed real estate, net of related allowance for losses..      457              371
                                                                     -------          -------
Total non-performing assets........................................  $ 2,025          $ 2,452
                                                                     =======          =======
Non-performing loans to total loans................................     0.49%            0.79%
Total non-performing assets to total assets........................     0.36%            0.55%


6.   ALLOWANCE FOR LOAN LOSSES

     The following table sets forth the activity in the Company's allowance for loan losses at and for the periods indicated.


                                                    Nine Months Ended      Seven Months Ended
                                                      September 30,           December 31,
                                                   ----------------------  -------------------
                                                    1999          1998            1998
                                                   ---------  -----------  -------------------
 (Dollars in thousands)
ALLOWANCE FOR LOAN LOSSES:
-------------------------
Balance at beginning of period...............      $1,727        $1,372          $1,513
CHARGE-OFFS:
      Real estate mortgage loans.............         157            25              30
      Commercial loans.......................         160            51               5
      Consumer loans.........................          42            26              64
                                                   ------        ------          -------
      Total charge-offs......................         359           102              99
RECOVERIES:
      Real estate mortgage loans.............          23             0               0
      Commercial loans.......................          42             9               9
      Consumer loans.........................          19            19              12
                                                   ------        ------          -------
      Total recoveries.......................          84            28              21

Provision for loan losses....................         375           375             292
                                                   ------        ------          -------
Balance at end of Period.....................      $1,827        $1,673          $1,727
                                                   ======        ======          ======

Ratio of net charge-offs during the period to
average loans outstanding....................      0.09%          0.04%            0.04%
Ratio of allowance for loan losses to total
loans at end of period.......................      0.57%          0.71%            0.66%
Ratio of allowance for loan losses to non-
performing loans.............................    116.54%        149.38%           82.99%

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

FINANCIAL CONDITION

     For the nine-month period ending September 30, 1999, total assets of the Company increased $122.1 million, or 27.4%, from $445.1 million at December 31, 1998 to $567.3 million at September 30, 1999. This increase in total assets was primarily attributable to a $57.2 million, or 21.7%, increase in total loans, which increased from $263.2 million at December 31, 1998 to $320.4 million at September 30, 1999, and a $46.4 million, or 29.8%, increase in total securities, which increased from $155.5 million at December 31, 1998 to $201.9 million at September 30, 1999. These increases resulted from continued growth in the loan portfolio, particularly mortgage loans, and from the Bank's utilization of additional wholesale leveraging transactions in order to enhance earnings. The increase in total loans would have been significantly greater than 21.7%, but such increase was partially offset by the sales and securitizations of $73.4 million of such loans during the nine-month period ending September 30, 1999, which partially contributed to the 30.0% increase in total securities mentioned above. By securitizing a significant number of the fixed-rate mortgage loans that it originated, with servicing retained, into Fannie Mae mortgage backed securities, the Company eliminated a substantial portion of the inherent credit risk that otherwise would have been added to the balance sheet. Moreover, because the resultant mortgage backed securities are readily accepted in securities- sold-under-repurchase-agreement transactions, adding them to the investment portfolio enhances the Company's liquidity position. The Federal Home Loan Bank of New York ("FHLBNY") stock portfolio increased by $5.9 million in conjunction with both the Company's larger asset size and the utilization of additional wholesale leveraging transactions.

     Deposits increased $14.5 million, or 5.9%, from $246.9 million at December 31, 1998, to $261.4 million at September 30, 1999. This increase was primarily attributable to an increase in NOW and money market accounts of $11.8 million, an increase of $4.8 million in savings accounts and an increase in certificates of deposit of $8 thousand, and was partially offset by a decrease in non-interest-bearing accounts of $2.1 million.

     Borrowed funds, comprised primarily of securities sold under repurchase agreements and FHLBNY advances, increased $116.5 million, from $104.8 million at December 31, 1998 to $221.3 million at September 30, 1999. These increases were primarily used in connection with the aforementioned wholesale leveraging transactions, which enabled the Company to bolster net interest income.

     Total stockholders' equity decreased by $12.7 million, or 15.0%, from $84.2 million at December 31, 1998 to $71.5 million at September 30, 1999. The decrease was primarily attributable to $8.9 million in open market purchases of 644,138 shares, or 9.75%, of the Company's outstanding common stock in conjunction with the Company's stock repurchase programs and the decline in accumulated other comprehensive income of $6.3 million. The Company may repurchase an additional 298,120 of its shares prior to December 22, 1999 pursuant to its third 5% stock repurchase program, which was adopted in September 1999. Also contributing to the decrease in stockholders' equity was the payment of quarterly cash dividends to shareholders amounting to $874 thousand, which dividends were paid on March 30, 1999, June 30, 1999 and September 30, 1999. The decrease in total stockholders' equity was partially offset by net income of $2.5 million for the nine months ended September 30, 1999.

ANALYSIS OF NET INTEREST INCOME

     Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

     AVERAGE BALANCE SHEETS. The following tables set forth certain information regarding the Company's average statements of financial condition and its statements of income for the three months and nine months ended September 30, 1999 and 1998 and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs were derived by dividing interest income or expense by the average balance of assets or liabilities, respectively, for the periods shown. The yields include deferred fees and discounts, which are considered yield adjustments. Average balances were computed based on month-end balances. Management believes the use of average monthly balances instead of average daily balances does not have a material effect on the information presented.

                                                                Three Months Ended September 30,
                                           ---------------------------------------------------------------------------
                                                           1999                                 1998
                                           ------------------------------------  -------------------------------------
                                                                     Average                                Average
                                             Average                  Yield/        Average                  Yield/
                                             Balance     Interest      Cost         Balance    Interest      Cost
                                           ----------  -----------  -----------  -----------  -----------  -----------
Assets:                                                                 (Dollars in thousands)
------
Interest-earning assets:
  Mortgage loans, net...................... $236,607      $4,379       7.40%        178,149     $3,334       7.49%
  Consumer and other loans, net............   67,010       1,426       8.51          48,132      1,038       8.63
  Mortgage-backed securities...............   94,302       1,682       7.13          86,343      1,545       7.16
  Federal funds sold.......................       --          --         --              --         --         --
  Interest earning accounts at banks.......      432           5       4.63             736          8       4.35
  Investment securities....................  101,524       1,720       6.78          81,434      1,276       6.27
                                            --------      ------                   --------     ------
     Total interest-earning assets.........  499,875       9,212       7.37         394,794      7,201       7.30
  Non-interest earning assets..............   33,319      ------                     24,833     ------
                                            --------                               --------
     Total assets.......................... $533,194                               $419,627
                                            ========                               ========

Liabilities and retained earnings:
---------------------------------
Interest-bearing liabilities:
  Passbook accounts........................  $88,282       $ 591       2.68%       $ 81,396     $  597       2.93%
  Escrow deposits..........................    2,951          42       5.69           2,625         35       5.33
  NOW accounts ............................   23,670          60       1.01          17,661         71       1.61
  Money market accounts....................   49,421         510       4.13          31,368        294       3.75
  Certificate accounts.....................   71,399         828       4.64          70,092        869       4.96
                                            --------      ------                   --------     ------
  Total deposits...........................  235,723       2,031       3.45         203,142      1,866       3.67
  Borrowed funds...........................  179,780       2,404       5.35          94,061      1,318       5.60
                                            --------      ------                   --------     ------
     Total interest-bearing liabilities....  415,503       4,435       4.27         297,203      3,184       4.29
                                                          ------                                ------
Non-interest bearing liabilities...........   43,863                                 37,256
                                            --------                               --------
     Total liabilities.....................  459,366                                334,459
Retained earnings..........................   73,828                                 85,168
                                            --------                               --------
       Total liabilities and retained
              earnings..................... $533,194                               $419,627
                                            ========                               ========
Net interest income/interest rate spread...               $4,777       3.10%                     4,017       3.01%
                                                          ======      =====                     ======     ======
Net interest-earning assets/net
   interest margin......................... $ 84,372                   3.82%       $ 97,591                  4.07%
                                            ========                  =====        ========                ======

Ratio of interest-earning assets to
  interest-bearing liabilities............                           120.31%                               132.84%
                                                                     ======                                ======

                                                                 Nine Months Ended September 30,
                                          ---------------------------------------------------------------------------
                                                             1999                                   1998
                                          --------------------------------------  -----------------------------------
                                                                       Average                               Average
                                             Average                    Yield/      Average                   Yield/
                                             Balance      Interest       Cost       Balance      Interest      Cost
                                          ------------  -----------   ---------   -----------   ----------   ---------
ASSETS:                                                               (Dollars in thousands)
Interest-earning assets:
  Mortgage loans, net.....................    $221,087     $12,151       7.33%      $161,030     $ 9,091       7.53%
  Consumer and other loans, net...........      54,441       3,900       9.55         44,789       3,041       9.05
  Mortgage-backed securities..............      83,561       4,372       6.98         85,914       4,649       7.21
  Federal funds sold......................          --          --         --          1,930          70       4.84
  Interest earning accounts at banks......         481          17       4.71            599          27       6.01
  Investment securities...................      94,022       4,517       6.41         75,002       3,947       7.02
                                              --------     -------                  --------     -------
    Total interest-earning assets.........     453,592      24,957       7.34        369,264      20,825       7.52
                                                           -------                               -------
  Non-interest earning assets.............      34,928                                23,071
                                              --------                              --------
    Total assets..........................    $488,520                              $392,335
                                              ========                              ========

LIABILITIES AND RETAINED EARNINGS:
Interest-bearing liabilities:
  Passbook accounts.......................     $85,588      $1,786       2.78%      $ 79,082      $1,731       2.92%
  Escrow deposits.........................       2,156          93       5.75          1,937          75       5.16
  NOW accounts ...........................      22,523         183       1.08         16,797         200       1.59
  Money market accounts...................      42,086       1,213       3.84         27,552         712       3.45
  Certificate accounts....................      71,952       2,510       4.65         71,717       2,682       4.99
                                              --------     -------                  --------      ------
  Total deposits..........................     224,305       5,785       3.44        197,085       5,400       3.65
  Borrowed funds..........................     146,140       5,859       5.35         74,395       3,170       5.68
                                              --------     -------                  --------      ------
    Total interest-bearing liabilities....     370,445      11,644       4.19        271,480       8,570       4.21
                                                           -------                                ------
Non-interest bearing liabilities..........      40,952                                35,622
                                              --------                              --------
    Total liabilities.....................     411,397                               307,102
Retained earnings.........................      77,123                                85,233
                                              --------                              --------
    Total liabilities and retained
    earnings..............................    $488,520                              $392,335
                                              ========                              ========
Net interest income/interest rate spread..                 $13,313       3.15%                   $12,255       3.31%
                                                           =======     ======                    =======     ======
Net interest-earning assets/net
  interest margin.........................     $83,147                   3.91%      $ 97,784                   4.43%
                                              ========                 ======       ========                 ======

Ratio of interest-earning assets to
  interest-bearing liabilities............                             122.45%                               136.02%
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

                                       Three Months Ended September 30,       Nine Months Ended September 30,
                                                     1999                                  1999
                                                 Compared to                            Compared to
                                       Three Months Ended September 30,       Nine Months Ended September 30,
                                                     1998                                  1998
                                       ---------------------------------   ---------------------------------------
                                        Increase (Decrease) in Net               Increase (Decrease) in
                                          Interest Income Due to                Net Interest Income Due
                                       ---------------------------------                   to
                                                                           ----------------------------
                                          Volume        Rate        Net       Volume       Rate            Net
                                       ----------  ------------  -------   -----------  ------------  ------------
                                                  (In thousands)                      (In thousands)
Interest-earning assets:
-----------------------
Mortgage loans, net.................     $1,094      $ (49)       $1,045      $3,391      $(331)          $3,060
Consumer and other loans, net.......        407        (19)          388         655        204              859
Mortgage-backed securities..........        142         (5)          137        (127)      (150)            (277)
Federal funds sold..................         --         --            --         (70)        --              (70)
Interest earning accounts at banks..         (3)        --            (3)         (5)        (5)             (10)
Investment securities...............        315        129           444       1,001       (431)             570
                                         ------       ----        ------      ------      -----           ------
          Total.....................      1,955         56         2,011       4,845       (713)           4,132
                                         ------       ----        ------      ------      -----           ------
Interest-bearing liabilities:
----------------------------
Passbook accounts...................         51        (57)           (6)        142        (87)              55
Escrow accounts.....................          4          3             7           8         10               18
NOW accounts........................         24        (35)          (11)         68        (85)             (17)
Money market accounts...............        169         47           216         376        125              501
Certificates of deposit.............         16        (57)          (41)          9       (181)            (172)
Borrowed funds......................      1,201       (115)        1,086       3,057       (368)           2,689
                                         ------       ----        ------      ------      -----           ------
          Total.....................      1,465       (214)        1,251       3,660       (586)           3,074
                                         ------       ----        ------      ------      -----           ------
Net change in net interest income...     $  490      $ 270        $  760      $1,185       (127)          $1,058
                                         ======      =====        ======      ======      =====           ======


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

     GENERAL. For the three months ended September 30, 1999, the Company recognized net income of $936 thousand, or $0.17 per share, as compared to net income of 734 thousand, or $0.12 per share, for the three months ended September 30, 1998. The increase was primarily attributable to increased interest and non-interest income generated from the continued growth in the Company's loan and securities portfolios. Net interest income and non-interest income increased 18.9% and 15.9%, respectively, for the three months ended September 30, 1999, and was partially offset by the 18.4% increase in other expense and the 8.5% increase in the provision for income taxes.

     INTEREST INCOME. Interest income amounted to $9.2 million for the three months ended September 30, 1999, as compared to $7.2 million for the three months ended September 30, 1998. This increase of $2.0 million, or 27.9%, was primarily the result of the increase of $1.0 million in interest earned on the Company's mortgage loan portfolio, the increase of $581 thousand in interest and dividends earned on securities and the increase of $388 thousand in interest earned on other loans, as compared to the respective amounts earned over the three-month period ended September 30, 1998.

     Although the average yield of the Bank's mortgage loan portfolio over the three months ended September 30, 1999 decreased from 7.49% to 7.40%, as compared to the average yield realized over the three-month period ended September 30, 1998, mortgage loan interest income increased because of the $58.5 million growth, or 32.8%, from $178.1 million to $236.6 million, in average mortgage loan balances over the same time periods.

     The average balances of investment securities, including mortgage-backed securities, at the end of the three-month period ended September 30, 1999 was $195.8 million, as compared to $167.8 million at the end of the three-month period ended September 30, 1998, and the increase resulted largely from the Bank's securitization of mortgage loans it originated and the utilization of additional wholesale leverage transactions in order to enhance earnings.

     INTEREST EXPENSE. Interest expense over the three-month period ended September 30, 1999 on total interest-bearing deposits and borrowed funds increased by $1.3 million when compared to the same three-month period one year earlier, primarily as a result of the increase in the average balances of interest-bearing deposits and borrowed funds. Over the same periods, the average balances of the Bank's total interest-bearing liabilities increased by $118.3 million, or 39.8%, from $297.2 million to $415.5 million, which increase was primarily associated with funding the Company's loan and securities growth.

     NET INTEREST INCOME. Net interest income for the three months ended September 30, 1999 increased $760 thousand, or 18.9%, to $4.8 million compared to the three months ended September 30, 1998, primarily as a result of an increase in the average balances of the Company's loan and investment securities portfolios, combined with a decrease in the average cost of the Company's interest-bearing liabilities, and was partially offset by an increase in the average balances of those interest-bearing liabilities. The interest rate spread increased to 3.10% from 3.01%, and the net interest margin decreased to 3.82% from 4.07%, respectively, for the three-month period ended September 30, 1999 compared to the three-month period ended September 30, 1998.

     PROVISION FOR LOAN LOSSES. The provision for loan losses for the three months ended September 30, 1999 and 1998 was $125 thousand. This provision is a result of management's assessment of the loan portfolio, the level of the Bank's allowance for loan losses and its assessment of the local economy and market conditions.

     OTHER INCOME. Other income, net, for the three months ended September 30, 1999 totaled $1.2 million as compared to $1.0 million for the three months ended September 30, 1998. This increase resulted primarily from increased service and fee income and other income. The $240 thousand increase in service and fee income resulted primarily from deposit and loan account growth, growth in the amount of mortgage loans serviced and the new fee income associated with the Company's debit card. Other income increased by $208 thousand which was primarily from a $250 thousand reduction of a previously recognized $332 thousand unrealized loss on the valuation of residential mortgage loans held-for-sale at the lower of cost or market, in accordance with the Financial Accounting Standards Board's ("FASB") Statement No. 65, "Accounting for Certain Mortgage Banking Activities." Partially offsetting these increases were decreases of $217 thousand and $65 thousand, respectively, in income from securities transactions and income from loan transactions as compared to the same period in 1998. This was due to the Company entering into fewer mortgage banking transactions and electing instead to increase operating revenue by further leveraging its balance sheet.

     OTHER EXPENSES. Total other expenses increased by $681 thousand for the three-month period ended September 30, 1999 as compared to September 30, 1998. Salaries and employee benefits expense grew $411 thousand for the three months ended September 30, 1999. This is primarily the result of additions to staff necessary to attract and service a growing number of loan account and deposit account customers, and to hiring new staff members for the Company's newly formed subsidiary, The Towne Center Bank, a de novo state-chartered commercial bank, and the Company's new full-service branch located in the town of Newburgh, New York. Benefit Restoration Plan ("BRP") and RRP benefits expense increased by $43 thousand for the three months ended September 30, 1999, as compared to the same period in 1998, as the RRP was not approved by the Company's shareholders until June 1998, and the shares awarded under the RRP did not begin to vest until June 1999, resulting in the recognition of compensation expense by the Company. ESOP benefits expense recognized for the third quarter of 1999 was lower than the comparable prior period because of the decrease in the average price of the Company's common stock at the time of benefit allocation. Occupancy expense increased $198 thousand for the three months ended September 30, 1999 which was primarily attributable to the Company's town of Wallkill branch relocation and the relocation of the mortgage loan origination and underwriting department to the town of Newburgh. In addition, professional fees increased for the third quarter of 1999 by $58 thousand. This increase was the result of legal expenses and consulting fees associated with the Bank's implementation of a tax-planning strategy to reduce its effective marginal tax rate. Advertising expense and data processing expense increased $25 thousand and $20 thousand, respectively, as the Bank continued to promote its name in a highly competitive mortgage loan and commercial loan arenas and to expenses associated with becoming Year 2000 compliant.

     PROVISION FOR INCOME TAXES. The increase in the provision for income taxes for the three-month period ended September 30, 1999, as compared to the same period ended September 30, 1998, was primarily attributable to the increase of 19.8% in pretax income.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

     GENERAL. For the nine months ended September 30, 1999, the Company recognized net income of $2.5 million, or $0.44 per share, as compared to net income of $3.0 million, or $0.50 per share for the nine months ended September 30, 1998. The decrease in net income was primarily attributable to the 26.3% increase in other expenses, which was partially offset by the 19.8% decrease in the provision for income taxes, the 17.1% increase in other income, and the 8.6% increase in net interest income.

     INTEREST INCOME. Interest income amounted to $25.0 million for the nine months ended September 30, 1999, as compared to $20.8 million for the nine months ended September 30, 1998. This increase of $4.1 million, or 19.8%, was primarily the result of the increase of $3.1 million in interest earned on the Company's mortgage loan portfolio, the increase of $859 thousand in interest earned on other loans and the increase of $293 thousand in interest and dividends earned on the securities portfolio, offset by a decrease of $70 thousand and $10 thousand, respectively, in interest earned on federal funds sold and interest earning accounts at other banks.

     Although the average yield of the Bank's mortgage loan portfolio over the nine months ended September 30, 1999 decreased from 7.53% to 7.33%, as compared to the average yield realized over the nine-month period ended September 30, 1998, mortgage loan interest income increased because of the $60.1 million growth, or 37.3%, from $161.0 million to $221.1 million, in average mortgage loan balances over the same time periods.

     The average balances of investment securities, including mortgage-backed securities, at the end of the nine-month period ended September 30, 1999 was $177.6 million, as compared to $160.9 million at the end of the nine-month period ended September 30, 1998, and the increase resulted largely from the Bank's securitization of mortgage loans it originated and the utilization of additional wholesale leverage transactions in order to enhance earnings.

     INTEREST EXPENSE. Interest expense over the nine-month period ended September 30, 1999 on total interest-bearing deposits and borrowed funds increased by $3.1 million when compared to the same nine-month period one year earlier, primarily as a result of the increase in the average balances of interest-bearing deposits and borrowed funds. Over the same periods, the average balances of the Bank's total interest-bearing liabilities increased by $99.0 million, or 36.5%, from $271.5 million to $370.4 million, which increase was primarily associated with funding the Company's loan and securities growth.

     NET INTEREST INCOME. Net interest income for the nine months ended September 30, 1999 increased $1.1 million, or 8.6%, to $13.3 million compared to the nine months ended September 30, 1998, primarily as a result of an increase in the average balances of the Company's loan and investment securities portfolios, combined with a decrease in the average cost of the Company's interest-bearing liabilities, and was partially offset by an increase in the average balances of those interest-bearing liabilities. The interest rate spread dropped to 3.15% from 3.31%, and the net interest margin decreased to 3.91% from 4.43%, respectively, for the nine-month period ended September 30, 1999 compared to the nine-month period ended September 30, 1998. This reflects the lower interest rate environment during the third quarter of 1999 as compared to the equivalent quarter in 1998.

     PROVISION FOR LOAN LOSSES. The provision for loan losses for the nine months ended September 30, 1999 and 1998 was $375 thousand. This provision is a result of management's assessment of the loan portfolio, the level of the Bank's allowance for loan losses and its assessment of the local economy and market conditions.

     OTHER INCOME. Other income, net, for the nine months ended September 30, 1999 totaled $3.4 million as compared to $2.9 million for the nine months ended September 30, 1998. The increase resulted primarily from increased service and fee income and other income. The increase of $521 thousand in the Company's service and fee income resulted primarily from deposit and loan account growth, growth in the amount of mortgage loans serviced and the new fee income associated with the Company's debit card. Other income increased $49 thousand for the nine months ended September 31, 1999 which was primarily from a $250 thousand reduction of the aforementioned $332 thousand unrealized loss that was recognized upon the valuation of residential mortgage loans held-for-sale at the lower of cost or market. Partially offsetting these increases were decreases of $56 thousand and $22 thousand, respectively, in income from loan transactions and in income from securities transactions as compared to the same period in 1998. This was due to the Company entering into fewer mortgage banking transactions and electing instead to increase operating revenue by further leveraging its balance sheet.

     OTHER EXPENSES. Total other expenses increased by $2.5 million for the nine-month period ended September 30, 1999 as compared to September 30, 1998. This is primarily attributable to increased expenses related to the Company's planned expansion into Bergen County, New Jersey, through the formation of The Towne Center Bank, a de novo state-chartered commercial bank, as a subsidiary of the Company and the addition of a new full-service branch in Newburgh, New York. Salaries and employee benefits expense grew $781 thousand for the nine months ended September 30, 1999. This is primarily the result of additions to staff necessary to attract and service a growing number of loan account and deposit account customers and to the expansion into the markets discussed above. ESOP benefits expense recognized for the first nine months of 1999 was higher than the comparable prior period because of the increase in the number of shares released as the ESOP loan is repaid. In addition, BRP and RRP benefits expense increased by $449 thousand for the nine months ended September 30, 1999, as compared to the same period in 1998, as the RRP was not approved by the Company's shareholders until June 1998, and the shares awarded under the RRP did not begin to vest until June 1999, resulting in the recognition of compensation expense by the Company. Occupancy and data processing expense increased $503 thousand and $141 thousand, respectively, for the nine months ended September 30, 1999 and was attributable to the Company's town of Wallkill branch relocation, the relocation of the Company's mortgage loan origination and underwriting department to the town of Newburgh and the expense associated with becoming Year 2000 compliant. Other expenses and professional fees increased $289 thousand and $72 thousand, respectively, for the nine-month period ended September 30, 1999. These increases resulted primarily from start-up expenses, including legal expenses and consulting fees, associated with the formation of The Towne Center Bank and legal expenses and consulting fees associated with the Bank's implementation of a tax-planning strategy to reduce its effective marginal tax rate. Advertising expense increased $202 thousand for the nine months ended September 30, 1999, as a result of the continued promotion of the Bank's name in the highly competitive mortgage loan and commercial loan market.

     PROVISION FOR INCOME TAXES. The decrease in the provision for income taxes for the nine-month period ended September 30, 1999, as compared to the same period ended September 30, 1998, was primarily attributable to the decrease of 19.2% in pretax income.

LIQUIDITY AND CAPITAL RESOURCES

     Liquidity is managed from a composite of customer deposits, from cash and short-term interest-earning assets, from mortgage loans held for sale, from the investment securities portfolio held available for sale and from the Company's ability to borrow from the FHLBNY. At September 30, 1999, management had utilized $36.8 million in repurchase agreements and $184.6 million in FHLBNY advances to augment the Company's earnings, and management intends to enter into additional transactions in order to leverage the Company's capital base further.

     At September 30, 1999, the Company's total approved loan origination commitments outstanding totaled $63.2 million. At the same time, the unadvanced portion of residential construction loans totaled $9.7 million. Certificates of deposit scheduled to mature in one year or less at September 30, 1999 totaled $64.8 million. Based on historical experience, management believes that a significant portion of such deposits will remain with the Bank.

     At September 30, 1999, the Company had cash and due from banks of $13.5 million and securities available for sale of $200.8 million. Management believes these amounts, together with the Company's borrowing capabilities, to be more than adequate to meet its short-term cash needs.

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

     At September 30, 1999, the Company exceeded the minimum regulatory capital guidelines imposed by the Federal Reserve Board, which are substantially similar to the requirements of the FDIC, with a Tier 1 capital level of $75.9 million, or 14.24% of average assets, which is well above the required level of $21.3 million, or 4% of average assets. The Company's ratio of Tier 1 capital to risk-weighted assets of 26.53% at September 30, 1999 is also well above the required level of 4%. The Company's ratio of total capital to risk-weighted assets is 27.23%, which is well above the required level of 8%. In addition, the Bank's capital ratios qualify it to be treated as "well capitalized" for regulatory purposes. The following table shows the Bank's regulatory capital positions and ratios at September 30, 1999.

                                       Actual Capital        Required Capital          Excess Capital

                                     Amount    Percent      Amount     Percent     Amount        Percent
                                     ------    -------      ------     -------     ------        -------
Total Capital..................
     (to risk-weighted assets)      $56,601     20.14%    $22,486      8.00%      $34,115        12.14%
Tier 1 Capital.................
     (to risk-weighted assets)       54,396     19.35      11,243      4.00        43,153        15.35
Tier 1 Capital.................
     (to average assets)             54,396     10.19      21,352      4.00        33,044        6.19

OTHER MATTERS

         YEAR 2000 COMPLIANCE. The Year 2000 issue is the result of the inability of certain computer systems to recognize the year 2000. Many existing computer programs and systems were initially programmed with nine digit dates that provided only two digits to identify the calendar year in the date field without considering the upcoming change in the century. As a result, such programs and systems may recognize a date using "00" as the year 1900 instead of the year 2000, which could result in system failures or miscalculations. Like most financial service providers, the Company and its operations may be significantly affected by the Year 2000 issue due to the nature of financial information. Software, hardware and equipment both within and outside the Company's direct control and with whom the Company electronically or operationally interfaces (i.e., third party vendors providing data processing, information system management, maintenance of computer systems and credit bureau information) are likely to be affected. Furthermore, if computer systems are not adequately changed to identify the year 2000, many computer applications could fail or create erroneous results. As a result, many calculations which rely upon the date field information, such as interest, payment or due dates and other operating functions, may generate results which could be significantly misstated, and the Company could experience a temporary inability to process transactions, send invoices or engage in similar normal business activities. In addition, under certain circumstances, failure to adequately address the Year 2000 issue could adversely affect the viability of the Company's suppliers and creditors and the creditworthiness of its borrowers. Thus, if not adequately addressed, the Year 2000 issue could result in a material adverse impact upon the Company's products, services and competitive condition and, therefore, its results of operations, and could be deemed to imperil the safety and soundness of the Bank.

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

     The Company has developed and is implementing a plan (the "Plan") to address the Year 2000 issue and its effects on the Company. The Plan includes five components which address issues involving awareness, assessment, renovation, validation and implementation. The Company has completed the awareness, assessment and renovation phases of the Plan. During the awareness and assessment phases of the Plan, the Company inventoried all material information systems and those of third-party vendors. As part of the Plan, the Company has had formal communications with all of its significant suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remedy their own Year 2000 issue and has been following the progress of those vendors with their Year 2000 compliance status. The Company is now actively involved in the validation and implementation phases of the Plan. In accordance with the regulatory guidelines issued by the federal banking regulators, the Bank and the Company have completed testing of its mission critical systems and believes it is now Year 2000 ready.

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

     Monitoring and managing the Year 2000 issue will result in additional direct and indirect costs to the Company. Direct costs include potential charges by third party software vendors for product enhancements, costs involved in testing software products for Year 2000 compliance and any resulting costs for developing and implementing contingency plans for critical software products that are not enhanced. Indirect costs will principally consist of time devoted by existing employees in monitoring software vendor progress, testing enhanced software products and implementing any necessary contingency plans. The Company estimates that total costs related to the Year 2000 issue will not exceed $165,000. Both direct and indirect costs of addressing the Year 2000 issue will be charged to earnings as incurred. To date, over 90% of the total estimated costs associated with the Year 2000 have already been expensed.

     IMPACT OF PROPOSED LEGISLATION. New legislation has been adopted to modernize the financial services industry by establishing a comprehensive framework to permit affiliations among banks, insurance companies and other financial service providers. Generally, such legislation (1) repeals the historical restrictions and eliminates many federal and state law barriers to affiliations among banks and securities firms, insurance companies and other financial service providers, (2) provides a uniform framework for the activities of banks, savings institutions and their holding companies, (3) broadens the activities that may be conducted by banks and banking subsidiaries of bank holding companies, (4) provides an enhanced framework for protecting the privacy of consumer's information, (5) modifies the laws governing the implementation of the Community Reinvestment Act, (6) addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions and (7) adopts a number of provisions related to the capitalization, membership, corporate governance and other measures designed to modernize the Federal Home Loan Bank system. The Company does not believe that the proposed legislation will have a material adverse affect on its operations. However, to the extent the legislation permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This could result in a growing number of larger financial institutions that offer a wider variety of financial services than the Company currently offers and that can aggressively compete in the markets currently served by the Company.

     NEW COMMERCIAL BANK SUBSIDIARY. On October 26, 1999, The Towne Center Bank, a de novo New Jersey state-chartered commercial bank recently formed as a separate subsidiary of the Company, opened for business. The Towne Center Bank is located in Bergen County, New Jersey.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Quantitative and qualitative disclosure about market risk is presented at December 31, 1998 in the Company's Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 31, 1999. There have been no material changes in the Company's market risk at September 30, 1999 as compared to December 31, 1998.


PART II -- OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

           Not applicable.


ITEM 2.    CHANGES IN SECURITIES

           Not applicable.


ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           Not applicable.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           Not applicable


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




                                   WARWICK COMMUNITY BANCORP, INC.
                                   (Registrant)



Date: November 12, 1999            By: /s/ Ronald J. Gentile
                                       ----------------------------------------
                                       Ronald J. Gentile
                                       President and Chief Operating Officer





Date: November 12, 1999            By: /s/ Arthur W. Budich
                                       ----------------------------------------
                                       Arthur W. Budich
                                       Senior Vice President and Chief Financial
                                       Officer

                                  EXHIBIT INDEX

27. Financial Data Schedule (submitted only with filing in electronic format)