Form 10-K
period 1999-12-31
WARWICK COMMUNITY BANCORP INC
filed 2000-03-31
CIK 1046209

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

YES    X         NO
    -------          -------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

         As of March 17, 2000, there were 5,536,790 shares of the Registrant's common stock outstanding. The aggregate market value of the Registrant's common stock (based on closing price quoted on March 17, 2000) held by non-affiliates was approximately $53,679,518.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 1999 are incorporated by reference into Items 5, 6, 7, 7A and 8 of Part II hereof and Item 14 of Part IV hereof.

(2) Portions of the definitive Proxy Statement for the Registrant's 2000 Annual Meeting of Shareholders are incorporated by reference into Items 10, 11, 12 and 13 of Part III hereof.

================================================================================

                                     PART I
                                     ------

ITEM 1.           BUSINESS

General
-------

         Warwick Community Bancorp, Inc. (the "Registrant") is a bank holding company incorporated in September 1997 under the laws of the State of Delaware and is registered under the Bank Holding Company Act of 1956, as amended ("BHCA"). The Registrant was organized for the purpose of acquiring all of the outstanding capital stock of The Warwick Savings Bank (the "Savings Bank"). On December 23, 1997, the Savings Bank completed its conversion from a New York State chartered mutual savings bank to a New York State chartered stock savings bank, the Registrant completed the sale of 6,414,125 shares of common stock at $10.00 per share and the Registrant made a charitable contribution of 192,423 shares of its common stock to the Warwick Savings Foundation, a charitable foundation organized by the Registrant and the Savings Bank The Registrant's operations commenced on December 23, 1997 and consist principally of the operations of the Savings Bank, and, as of October 26, 1999, The Towne Center Bank, a de novo commercial bank formed by the Registrant under the laws of the State of New Jersey and headquartered in Lodi, New Jersey (the "Commercial Bank").

         The Savings Bank was organized in 1875 as a New York State chartered mutual savings bank and became a New York State chartered stock savings bank on December 23, 1997. The Savings Bank's deposits are insured by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC") up to the maximum amounts permitted by law.

         The Savings Bank's principal business has been and continues to be attracting retail deposits from the general public in the area surrounding its five branches and investing those deposits, together with funds generated from operations and borrowings, primarily in one- to four-family residential mortgage loans, mortgage-backed securities, commercial business and commercial real estate loans and various debt and equity securities. The Savings Bank also originates home equity loans (Good Neighbor Home Loans) and lines of credit, consumer loans, student loans and its own credit card loans. Additionally, the Savings Bank sells Savings Bank Life Insurance.

         The Savings Bank's revenues are derived principally from the interest on its mortgage loans, securities, commercial and consumer loans and, to a lesser degree, from its mortgage banking activities, loan and securities sales, servicing fee income and income derived from non-traditional investment products offered through its wholly owned subsidiary, WSB Financial Services, Inc. ("WSB Financial"). The Savings Bank's primary sources of funds are deposits, borrowings, principal and interest payments on loans and securities and proceeds from the sale of loans and securities.

               The Commercial Bank opened for business on October 26, 1999. The Commercial Bank's principal business consists of taking business and consumer deposits and making consumer and commercial loans. The Commercial Bank also invests in short duration U.S. Treasury and agency securities, mortgage-backed securities and other conservative investments deemed prudent by its board of directors. The deposits of the Commercial Bank are insured by the BIF of the FDIC up to the maximum amounts permitted by law.

         While the following discussion of the Registrant's business includes the Registrant, the Savings Bank and the Commercial Bank collectively, this discussion reflects primarily the Savings Bank's activities because the Commercial Bank has not yet contributed significantly to the Registrant's operations. Unless otherwise disclosed, the information presented herein reflects information regarding the Registrant, the Savings Bank and the Commercial Bank on a consolidated basis, and, as used herein, the "Registrant" refers to the Registrant and its subsidiaries collectively.

Market Area
-----------

         The Savings Bank has been, and intends to continue to be, a community-oriented savings institution offering a variety of financial services to meet the needs of the communities it serves. The Savings Bank maintains its headquarters in the village of Warwick in Orange County, New York and operates four additional branch offices located in the village of Monroe, the town of Woodbury, the town of Wallkill and the town of Newburgh, Orange County, New York. The Savings Bank's primary deposit gathering areas are currently concentrated in proximity to its full-service banking offices. The Savings Bank's current primary lending market includes not only Orange County, New York, but also Rockland, Dutchess and, to a lesser extent, Westchester, Putnam and Sullivan Counties, New York, by virtue of the various loan originators servicing these areas. In addition, with its mortgage banking subsidiary, The Towne Center Mortgage Company, Inc. ("Towne Center Mortgage"), and its attendant loan production offices in West Milford, Passaic County, New Jersey, and Mahwah, Bergen County, New Jersey, the Savings Bank has expanded its mortgage banking operations into the northeastern New Jersey market.

         Although the Savings Bank's market area is predominantly rural with many small towns, many of the area's residents work in northern New Jersey, western Connecticut and New York City. Some of the county's major employers are ShopRite Supermarkets, the Arden Hill Hospital and related life care complex, Horton Memorial Hospital, Yellow Freight, the Wakefern Corporation and the United States Military Academy at West Point.

         The Savings Bank's market area grew significantly in population during the 1980's as rising housing prices closer to New York City, coupled with the abundance of vacant land in Orange County, led to a boom in housing construction. As the economy throughout the region declined in the late 1980's and early 1990's, communities surrounding the Savings Bank's offices, particularly in the Warwick area, continued to experience growth, but more slowly. The conversion of Stewart International Airport, approximately 20 miles to the northeast of the Savings Bank's main office in Warwick, into a full-service commercial airport in 1990 gave the Savings Bank's market area an additional boost. However, the health of the economy in the New York City metropolitan area has, and will continue to have, a direct impact on the economic well-being of residents and businesses in the Savings Bank's market area.

Competition
-----------

         The Registrant faces substantial competition for both deposits and loans. The deregulation of the financial services industry has led to increased competition among savings banks and other financial institutions for a significant portion of the deposit and lending activity that had traditionally been the arena of savings banks and savings and loan associations. The Registrant competes for savings deposits with other savings banks, savings and loan associations, commercial banks, credit unions, money market mutual funds, insurance companies, brokerage firms and other financial institutions, many of which are substantially larger in size than the Registrant.

         The Registrant's competition for loans comes principally from savings banks, savings and loan associations, commercial banks, mortgage bankers, finance companies and other institutional lenders, many of whom maintain offices in the Registrant's market area. The Registrant's principal methods of competition include providing personal customer service, a variety of financial services and competitive loan and deposit pricing, as well as implementing advertising and marketing programs.

         While the Registrant is subject to competition from other financial institutions, some of which have much greater financial and marketing resources, the Registrant believes it benefits by its community bank orientation as well as its relatively high core deposit base. Management believes that the variety, depth and stability of the communities in which the Registrant is located support the service and lending activities conducted by the Registrant. The relative economic stability of the Registrant's lending area is reflected in the small number of mortgage delinquencies experienced by the Registrant.

Lending Activities
------------------

         LOAN PORTFOLIO COMPOSITION. The Registrant's loan portfolio consists primarily of conventional first mortgage loans secured by one- to four-family residences. At December 31, 1999, the Registrant had total gross loans outstanding of $351.7 million (before deducting the allowance for loan losses and net deferred loan fees), of which $239.5 million, or 68.1%, were conventional one- to four-family, owner-occupied residential first mortgage loans. The remainder consisted of $45.6 million of commercial business and commercial real estate loans, or 13.0% of total loans, $22.3 million in home equity loans, or 6.3% of total loans, $9.8 million in residential construction mortgage loans (net of undisbursed portion), or 2.8% of total loans, and $30.1 million in consumer loans, or 8.6% of total loans. Additionally, the Savings Bank originates Veterans Administration ("VA") guaranteed loans and Federal Housing Authority ("FHA") insured loans. For the year ended December 31, 1999, the Savings Bank originated $3.7 million of such loans. The Savings Bank is active in the origination of State of New York Mortgage Association ("SONYMA") loans, which are subject to certain customer eligibility requirements and are subsequently sold to the State of New York. For the year ended December 31, 1999, the Savings Bank originated $11.5 million in SONYMA loans. The Savings Bank continues to service these loans for such agency and, instead of a servicing fee, the Savings Bank obtains a state (franchise) income tax credit.

         The types of loans that the Registrant may originate are subject to federal and state laws and regulations. Interest rates charged by the Registrant on loans are affected by the demand for such loans, the supply of money available for lending purposes and the rates offered by competitors. These factors are in turn affected by, among other things, economic conditions, monetary policies of the federal government, including the Board of Governors of the Federal Reserve System ("FRB"), and legislative tax policies.

         The following table sets forth the composition of the Registrant's loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated:




                                                                                    AT DECEMBER 31,
                                                                                    ---------------
                                                                1999                      1998                       1997
                                                                ----                      ----                       ----
                                                                      PERCENT                    PERCENT                   PERCENT
                                                                        OF                         OF                         OF
                                                        AMOUNT         TOTAL       AMOUNT         TOTAL        AMOUNT       TOTAL
                                                        ------         -----       ------         -----        ------       -----
                                                                                  (DOLLARS IN THOUSANDS)
MORTGAGE LOANS:
Conventional one- to-four-family
   loans............................................   $239,522        68.10%      $167,147       63.43%      $114,219      62.91%
Mortgage loans held for sale........................      4,163         1.18         13,737        5.21          5,348       2.94
VA or FHA loans.....................................        213         0.06            641        0.24            554       0.31
Home equity loans...................................     22,317         6.35         18,061        6.85         15,618       8.60
Residential construction loans......................     18,222         5.18         16,105        6.11          6,159       3.39
Undisbursed portion of
   construction loans...............................     (8,399)       (2.39)        (6,304)      (2.39)        (2,510)     (1.38)
                                                       --------       ------       --------      ------       --------     ------
     Total mortgage loans...........................    276,037        78.48        209,387       79.45        139,385      76.77
                                                       --------       ------       --------      ------       --------     ------

CONSUMER AND  OTHER LOANS:
Commercial..........................................     45,553        12.95         35,381       13.43         28,467      15.68
Automobile..........................................     26,994         7.67         13,788        5.23          8,125       4.47
Student.............................................        195         0.06            332        0.13          1,195       0.66
Credit card.........................................      1,196         0.34          1,296        0.49          1,402       0.77
Other consumer loans................................      1,747         0.50          3,345        1.27          2,995       1.65
                                                       --------       ------       --------      ------       --------     ------
   Total consumer and other loans...................     75,685        21.52         54,142       20.55         42,184      23.23
                                                       --------       ------       --------      ------       --------     ------
   Total loans......................................    351,722       100.00%       263,529      100.00%       181,569     100.00%
                                                                      ======                     ======                    ======
Discounts, premiums and deferred
   loan fees, net...................................       (460)                       (339)                      (243)
Allowance for loan losses...........................     (1,941)                     (1,727)                    (1,372)
                                                       --------                    --------                   --------

Total loans, net....................................   $349,321                    $261,463                   $179,954
                                                       ========                    ========                   ========


                                                                        AT DECEMBER 31,
                                                                        --------------
                                                              1996                     1995
                                                              ----                     ----
                                                                   PERCENT                   PERCENT
                                                                      OF                       OF
                                                        AMOUNT      TOTAL        AMOUNT       TOTAL
                                                        ------      -----        ------       -----
                                                                     (DOLLARS IN THOUSANDS)
MORTGAGE LOANS:
Conventional one- to-four-family
   loans............................................    $74,503     56.86%       $94,179     65.18%
Mortgage loans held for sale........................      2,496      1.91          1,859      1.29
VA or FHA loans.....................................      1,267      0.97          3,313      2.29
Home equity loans...................................     12,925      9.86          9,842      6.81
Residential construction loans......................      2,791      2.13          4,056      2.80
Undisbursed portion of
   construction loans...............................     (1,307)    (1.00)        (1,001)    (0.69
                                                       --------    ------       --------    ------
     Total mortgage loans...........................     92,675     70.73        112,248     77.68
                                                       --------    ------       --------    ------

CONSUMER AND  OTHER LOANS:
Commercial..........................................     21,217     16.19         18,849     13.05
Automobile..........................................     11,170      8.53          7,397      5.12
Student.............................................      1,205      0.92          1,638      1.13
Credit card.........................................      1,441      1.10          1,232      0.85
Other consumer loans................................      3,311      2.53          3,128      2.17
                                                       --------    ------       --------    ------
   Total consumer and other loans...................     38,344     29.27         32,244     22.32
                                                       --------    ------       --------    ------
   Total loans......................................    131,019    100.00%       144,492    100.00%
                                                                   ======                   ======
Discounts, premiums and deferred
   loan fees, net...................................       (157)                    (106)
Allowance for loan losses...........................     (1,183)                  (1,336)
                                                       --------                 --------

Total loans, net....................................   $129,679                 $143,050
                                                       ========                 ========


         LOAN MATURITY. The following table shows the contractual maturity of the Registrant's loans at December 31, 1999. The table reflects the entire unpaid principal balance in the maturity period that includes the final loan payment date and, accordingly, does not give effect to periodic principal repayments or possible prepayments. Principal repayments and prepayments totaled $66.6 million, $46.7 million and $41.1 million for the years ended December 31, 1999, 1998 and 1997, respectively. Additionally, since the Savings Bank regularly sells and securitizes residential mortgage loans as part of its mortgage banking operations, these activities have resulted in loan sales and securitizations of $14.1 million and $69.9 million, respectively, for the year ended December 31, 1999, $14.0 million and $75.4 million, respectively, for the year ended December 31, 1998, and $7.1 million and $13.8 million, respectively, for the year ended December 31, 1997.

                                                                  AT DECEMBER 31, 1999
                                                                  --------------------
                                        MORTGAGE LOANS
                                        --------------
                                                                         HOME
                                                ADJUSTABLE              EQUITY
                                    FIXED RATE    RATE     COMMERCIAL  LINES OF    CONSUMER     OTHER    TOTAL LOANS
                                     MORTGAGES  MORTGAGES    LOANS      CREDIT      LOANS       LOANS    RECEIVABLE
                                     ---------  ---------    -----      ------      -----       -----    ----------
                                                                     (IN THOUSANDS)
Amounts due:
Within one year..................... $   8,222  $      --  $  10,732   $      --  $   2,107   $      --  $  21,061
                                     ---------  ---------  ---------   ---------  ---------   ---------  ---------
After one year:
     One to three years.............       314         15      7,849          --     18,191         283     26,652
     Three to five years............       726         12     14,051          --     10,764          --     25,553
     Five to 10 years...............     5,117        662      5,860         695      6,880          --     19,214
     Over 10 years..................   175,078     63,574      7,061       8,941      3,392       1,196    259,242
                                     ---------  ---------  ---------   ---------  ---------   ---------  ---------
         Total due after one year...   181,235     64,263     34,821       9,636     39,227       1,479    330,661
                                     ---------  ---------  ---------   ---------  ---------   ---------  ---------
         Total amounts due.......... $ 189,457  $  64,263  $  45,553   $   9,636  $  41,334   $   1,479    351,722
                                     =========  =========  =========   =========  =========   =========
Discounts, premiums and deferred
     loan fees, net.................                                                                          (460)
Allowance for loan losses...........                                                                        (1,941)
                                                                                                         ----------
Loans receivable, net...............                                                                     $ 349,321
                                                                                                         =========


         The following table sets forth the dollar amounts in each loan category at December 31, 1999 that are contractually due after December 31, 2000, and whether such loans have fixed interest rates or adjustable interest rates.



                                          DUE AFTER DECEMBER 31, 2000
                                          ---------------------------
                                        FIXED    ADJUSTABLE       TOTAL
                                        -----    ----------       -----
                                               (IN THOUSANDS)
Mortgage loans...............          $181,235    $64,263       $245,498
Commercial loans.............            24,542     10,279         34,821
Home equity lines of credit..                --      9,636          9,636
Consumer loans...............            39,227         --         39,227
Other loans..................             1,479         --          1,479
                                       --------    -------       --------
Total loans..................          $246,483    $84,178       $330,661
                                       ========    =======       ========


         ORIGINATION, PURCHASE, SALE AND SERVICING OF LOANS. The Savings Bank's residential lending activities are conducted through its team of commissioned loan originators, who regularly call upon realtors, builders and others in the real estate business in an effort to solicit mortgage loan applications. The loans are all self-originated, as the Savings Bank does not use mortgage brokers, with applications taken at the Savings Bank's various branch offices and loan production offices. Thereafter, the applications are processed, underwritten and prepared for closing at the Newburgh loan production office, and the data is electronically linked together during the various stages of the application process to facilitate tracking and monitoring at the Savings Bank's Warwick office.

         The Savings Bank originates both adjustable-rate and fixed-rate mortgage loans. Its ability to originate loans is dependent upon the relative customer demand for fixed-rate or adjustable-rate mortgage loans, which is affected by the current and expected future levels of interest rates. During the year ended December 31, 1999, the Savings Bank experienced an increase in adjustable-rate, and a decrease in fixed-rate, mortgage loan originations. The Savings Bank currently holds for its portfolio most of its fixed-rate and all adjustable-rate, bi-weekly mortgage loans and any non- conforming loans it originates. Periodically, the Savings Bank considers the possible sale of its jumbo loans; however, management believes it has the ability to build relationships with jumbo mortgage customers to create cross-selling opportunities.

         The residential loan products currently offered by the Savings Bank include VA guaranteed and FHA insured mortgage loans, a variety of loans that conform to the underwriting standards specified by the Federal National Mortgage Association ("FNMA") ("conforming loans"), SONYMA loans and, to a much lesser extent, non-conforming loans, I.E., jumbo loans. The Savings Bank sells most of the conforming mortgage loans it originates to FNMA in exchange for FNMA mortgage-backed securities through purchase and guarantee programs sponsored by FNMA. The Savings Bank then sells such FNMA mortgage-backed securities to private investors and retains the servicing rights. In those cases in which non-conforming loans are sold to private institutional investors, servicing rights are typically released. SONYMA loans are all originated for sale back to SONYMA, with servicing retained in exchange for tax credits.

         During the time between the processing of a residential mortgage loan application and the final disposition or sale of such loan after it is closed, the Savings Bank is exposed to movements in the market price due to changes in market interest rates. The Savings Bank attempts to manage this risk by utilizing forward sales of mortgage-backed securities and put options on mortgage- backed securities to securities brokers and dealers, as well as cash sales to FNMA. Depending upon market conditions, interest rate expectations, economic data and other factors, the Savings Bank's Hedging Committee, comprised of various members of senior operating management, which meets daily, attempts to cover certain percentages of its pipeline and warehouse. However, there can be no assurance that the Savings Bank will be successful in its efforts to mitigate the risk of interest rate fluctuation between the time of origination and the ultimate disposition or sale of such loans. At December 31, 1999, there were no forward sale commitments.

         Currently, the Savings Bank services all of its one- to four-family loans, commercial business and commercial real estate, home equity and consumer loans. All FHA and VA loans are sold on a servicing-released basis, as are other selected loans sold to private institutional investors. Additionally, the Savings Bank services a large volume of conforming fixed-rate and adjustable-rate loans that it has previously securitized and kept in its securities portfolio or sold to private investors. At December 31, 1999, the Savings Bank was servicing $248.7 million of residential mortgage loans for others. For the years ended December 31, 1999, 1998 and 1997, loan servicing fees totaled $576 thousand, $409 thousand and $356 thousand, respectively. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, making inspections as required of mortgaged premises, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, ensuring the status of insurance and tax payments on behalf of the borrowers and generally administering the loans.

         The following table sets forth the Registrant's loan originations, repayments and other portfolio activity for the periods indicated.


                                                                FOR THE YEAR ENDED DECEMBER 31,
                                                                -------------------------------
                                                               1999          1998           1997
                                                               ----          ----           ----
                                                                         (IN THOUSANDS)

MORTGAGE LOANS (GROSS):
     At beginning of period...............................   $191,326      $123,767        $ 79,750
     Mortgage loans originated:
     Fixed-rate mortgages.................................    147,714       167,214          62,213
     Adjustable-rate mortgages............................     23,610         9,051          15,195
                                                             --------      --------        --------
         Total mortgage loans originated..................    171,324       176,265          77,408
     Principal repayments.................................    (24,977)      (19,327)        (12,536)
     Sale of loans........................................    (14,100)      (13,989)         (7,074)
     Securitizations......................................    (69,853)      (75,390)        (13,781)
                                                             --------      --------        --------
     At end of period.....................................   $253,720      $191,326        $123,767
                                                             ========      ========        ========
OTHER LOANS (GROSS):
     At beginning of period...............................   $ 72,203      $ 57,802        $ 51,269
     Commercial loans originated..........................     35,957        24,605          22,441
     Consumer loans originated............................     31,467        17,456          13,921
     Commercial repayments................................    (25,775)      (17,693)        (15,191)
     Consumer repayments..................................    (15,850)       (9,967)        (14,638)
     Other loans sold.....................................         --            --             --
                                                             --------      --------        --------
     At end of period.....................................   $ 98,002      $ 72,203        $ 57,802
                                                             ========      ========        ========


         ONE- TO FOUR-FAMILY MORTGAGE LENDING. The Savings Bank offers both fixed-rate and adjustable-rate mortgage and construction loans, with maturities up to 30 years, which are secured by one- to four-family, owner-occupied residences. The majority of such loans are secured by property located in Orange County, New York; however, there are a number of loans secured by property located in Rockland and Dutchess Counties, New York, and, to a lesser extent, in Westchester, Putnam and Sullivan Counties, New York.

         At December 31, 1999, the Registrant's total gross loans outstanding were $351.7 million, of which $253.7 million, or 72.1%, were mortgage and construction loans secured by one- to four- family owner-occupied residences. Of the one- to four-family residential mortgage loans outstanding at that date, 74.7%, or $189.5 million, were fixed-rate loans, and 25.3%, or $64.3 million, were adjustable-rate loans. The interest rates for the majority of the Savings Bank's adjustable-rate mortgage loans are indexed to the yield on one-year U.S. Treasury securities. The Savings Bank currently offers adjustable-rate mortgage loan programs with interest rates that adjust either every one or three years. An adjustable-rate mortgage loan may carry an initial interest rate that is less than the fully-indexed rate for the loan. All adjustable-rate mortgage loans offered have lifetime interest rate caps or ceilings. Generally, adjustable-rate mortgage loans pose credit risks somewhat greater than the credit risk inherent in fixed-rate loans primarily because, as interest rates rise, the underlying payments of the borrowers rise, increasing the potential for default. The Savings Bank currently has no mortgage loans that are subject to negative amortization.

         COMMERCIAL LENDING. As part of the Registrant's commercial lending program, the Registrant originates various types of secured and unsecured commercial business loans and lines of credit and commercial real estate and construction loans. The Registrant's commercial loan portfolio consisted of the following types of commercial loans at the dated indicated.


                                                                AT DECEMBER 31,
                                                                ---------------
                                1999              1998              1997               1996               1995
                                ----              ----              ----               ----               ----
                                    PERCENT           PERCENT            PERCENT            PERCENT            PERCENT
                                      OF                 OF                 OF                 OF                OF
                                     TOTAL             TOTAL              TOTAL              TOTAL              TOTAL
                           AMOUNT    LOANS    AMOUNT   LOANS    AMOUNT    LOANS    AMOUNT    LOANS    AMOUNT    LOANS
                           ------    -----    ------   -----    ------    -----    ------    -----    ------    -----
                                                             (DOLLARS IN THOUSANDS)
COMMERCIAL LOANS
 BY TYPE:
Non-farm and non-
  residential............  $23,820    6.77% $17,170     6.52%  $13,278     7.31%   $8,098     6.18%  $ 6,616     4.58%
One- to four-family......    1,961    0.56    2,142     0.81     1,128     0.62     1,177     0.90     1,180     0.82
Multi-family.............    2,231    0.63    3,988     1.51     3,664     2.02     1,599     1.22     1,135     0.78

Farm.....................      794    0.23      996     0.38       411     0.23       324     0.25       159     0.11
Acquisition, development
  & construction.........    5,074    1.44    4,339     1.65     2,841     1.57     3,099     2.36     3,740     2.59

Term loans...............      338    0.10      411     0.16       444     0.24       155     0.12        44     0.03
Installment loans........    4,488    1.28    2,435     0.92     2,037     1.12     1,610     1.23     1,714     1.19
Demand loans.............      335    0.10      853     0.32       497     0.27       608     0.46       550     0.38
Time loans...............      729    0.21       80     0.03        87     0.05       138     0.10       168     0.12

S.B.A. loans.............      205    0.06      328     0.13       533     0.29       563     0.43       604     0.42
Lines of credit..........    4,833    1.37    2,327     0.88     2,906     1.60     3,336     2.55     2,939     2.03
Loans and draws disbursed      327    0.09      194     0.07       430     0.24       484     0.37        --       --
                                                                                                          --       --
Non-accrual..............      418    0.12      118     0.04       211     0.12        26     0.02               0.12
                           -------  ------  -------  -------   -------  -------   -------  -------   -------  -------
  TOTAL..................  $45,553   12.95% $35,381    13.42%  $28,467    15.68%  $21,217    16.19%  $18,849    13.05%
                           =======  ======  =======  =======   =======  =======   =======  =======   =======  =======


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

         COMMERCIAL BUSINESS LENDING. The Registrant also offers various types of short-term and medium-term commercial business loans on a secured and unsecured basis to borrowers located in the Registrant's market area. Borrowers in the commercial market are generally local companies engaged in retailing and construction that require traditional working capital financing with cyclical repayments coming primarily from asset conversion. These loans include time and demand loans, term loans and lines of credit. The Registrant is also an approved Small Business Administration ("SBA") lender. At December 31, 1999, the Registrant's commercial business loan portfolio amounted to $11.7 million, or 3.3% of total gross loans outstanding. The largest commercial business loan outstanding at December 31, 1999 was a $500 thousand loan to a church in Goshen, New York, In addition, the Savings Bank has committed a line of credit of $2.5 million to the Warwick Valley Telephone Company. At December 31, 1999, $900 thousand of such line was outstanding.

         The Registrant's lines of credit are typically established for one year and are subject to renewal upon satisfactory review of the borrower's financial statements and credit history. Secured short-term commercial business loans are usually collateralized by real estate and are generally guaranteed by a principal of the borrower. Interest on these loans is usually payable monthly at fixed rates or rates that fluctuate based on a spread above the prime rate. The Registrant offers term loans with terms generally not exceeding five years. Typically, term loans have floating interest rates based on a spread above the prime rate. The Registrant also offers business loans on a revolving basis, whereby the borrower pays interest only. Interest on such loans fluctuates based on the prime rate. Normally these loans require periodic interest payments during the loan term, with full repayment of principal and interest at maturity. The Registrant offers business and merchant credit cards to its corporate customers; however, these services are provided through third party vendors.
The Registrant bears the credit risk in the case of business credit cards, but credit risk is borne by the third party on merchant credit cards, with the Registrant receiving a fee in the latter case. In approving a commercial business loan the Registrant will consider the borrower's sources of cash flow to repay the loan, a secondary source of repayment and the borrower's credit standing.

         COMMERCIAL REAL ESTATE AND CONSTRUCTION LENDING. The Registrant originates commercial real estate mortgage loans that are generally secured by a combination of residential property for development and retail facilities and properties used for business purposes, such as small office buildings and apartment buildings located in the Registrant's market area. Loans are also made to develop land and for land acquisition. The Registrant's loan policy and underwriting procedures provide that commercial real estate loans may be made in amounts up to the lesser of (i) 80% of the lesser of the appraised value or purchase price of the property, in the case of improved, existing commercial, investment property, (ii) 75% of the lesser of the appraised value or purchase price of the property, in the case of commercial, multi-family and non-residential construction property, (iii) 70% of the lesser of the appraised value or purchase price of the property, in the case of commercial land development, generally for subdivision or industrial park land development property and (iv) 60% of the lesser of the appraised value or purchase price of the property in the case of raw land. In addition to restrictions on loan to value, the Registrant's underwriting procedures provide that commercial real estate loans may be made in amounts up to the lesser of (i) $2.5 million or (ii) the Registrant's current loans-to-one borrower limit. Regarding
(iii) and (iv), the Registrant usually engages in this type of lending only with experienced local developers operating in the Registrant's primary market area. Such loans are typically offered for the construction of properties that are pre- sold or for which permanent financing has been secured. At December 31, 1999, the Registrant had $5.7 million in a variety of acquisition, development and construction ("ADC") loans in its commercial lending area. The Registrant's policy is not to make construction loans for purposes of speculation, so that the borrower must have secured permanent financing commitments from generally recognized lenders for an amount greater than the amount of the loan. In most cases, the Registrant itself provides the permanent financing. While the number and volume of this type of specialized lending is presently limited, it should be noted that the Registrant intends to continue to emphasize its commercial real estate, including ADC, loan activity as it expands its mortgage origination operations into New Jersey through Towne Center Mortgage. The largest commercial real estate loan in the Registrant's portfolio as of December 31, 1999 was a $3.1 million loan secured by a medical office building used primarily as a radiation, oncology and cancer research center in Goshen, New York.

         The Registrant's commercial mortgage loans are generally prime-rate based and may be made with terms up to ten years, generally with a five-year or ten-year balloon maturity and a 30-year amortization schedule. In reaching its decision as to whether to make a commercial real estate loan, the Registrant considers the qualifications of the borrower as well as the underlying property. Some of the factors considered are: the net operating income of the mortgaged premises before debt service and depreciation, the debt service ratio (the ratio of the property's net cash flow to debt service requirements), which must be a minimum of 1.25, the ratio of loan amount to appraised value and the credit worthiness of the borrower.

         RESIDENTIAL CONSTRUCTION LENDING. The Savings Bank originates loans for the acquisition and development of property to individuals in its market area. The Savings Bank's residential construction loans primarily have been made to finance the construction of one- to four-family, owner-occupied residential properties. The Savings Bank offers construction to permanent financing loans with one or two closings, and will not make residential construction loans unless the borrower has been approved for permanent financing. The interest rate charged during the construction phase of the loan is based on the 30-year fixed mortgage rate. The Savings Bank's policies provide that construction loans may be made in amounts up to 95% of the appraised value of the completed property. At December 31, 1999, the Savings Bank had $9.8 million of residential construction loans (net of undisbursed portion), which amounted to 2.8% of the Registrant's gross loans outstanding.

         Construction lending generally involves additional risks to the lender as compared with residential mortgage lending. These risks are attributable to the fact that loan funds are advanced upon the security of the project under construction, predicated on the present value of the property and the anticipated future value of the property upon completion of construction or development. Moreover, because of the uncertainties inherent in delays resulting from labor problems, materials shortages, weather conditions and other contingencies, it is relatively difficult to evaluate the total funds required to complete a project and to establish the loan-to-value ratio. If the Savings Bank's initial estimate of the property's value at completion is inaccurate, the Savings Bank may be confronted with a project that, when completed, has an insufficient value to assure full repayment.

         HOME EQUITY LENDING. The Registrant offers fixed-rate, fixed-term home equity loans, called the Good Neighbor Home Loan, and adjustable-rate home equity lines of credit in its market area. Both the home equity loans and lines of credit are offered in amounts up to 80% of the appraised value of the property (reduced by any existing first mortgage) with a maximum loan amount of up to $100 thousand. The fixed-rate, fixed-term Good Neighbor Home Loan is offered with terms of up to 15 years. The home equity line of credit is offered for terms up to 20 years, with the first five years being offered on a revolving basis, requiring payments of interest only; thereafter, the line converts to an amortizing loan. As of December 31, 1999, $22.3 million, or 6.3%, of the Registrant's gross loans were home equity loans.

         CONSUMER LENDING. The Registrant offers various types of secured and unsecured consumer loans, including automobile loans, home improvement loans, personal loans, student loans and credit cards (VISA). The Registrant's consumer loans have original maturities of not more than five years.
Interest rates charged on such loans are set at competitive rates, taking into consideration the type and term of the loan. Consumer loan applications are reviewed and approved in conformance with the Registrant's Board-approved lending policy. At December 31, 1999, the Registrant's consumer loan portfolio totaled $30.1 million, or 8.6% of the total gross loans outstanding.

         LOAN APPROVAL PROCEDURES AND AUTHORITY. The Savings Bank's Board of Directors establishes the lending policies and loan approval limits of the Savings Bank. Conforming residential mortgage loans are approved in accordance with FNMA guidelines by the Savings Bank's underwriting group. Certain conforming loans and all non-conforming loans are approved by either the Savings Bank's Executive Director or President. The Savings Bank's Board of Directors has established the following lending authority for commercial lending, including commercial real estate lending: (i) various officers have limited individual authority up to $50 thousand; (ii) certain officers have joint authority up to $250 thousand; (iii) certain officers have joint authority up to $500 thousand; and (iv) the Savings Bank's Commercial Loan Committee has authority to approve loans of up to $1.0 million. Loans in excess of $1 million must be approved by the full Board of Directors of the Savings Bank, which meets on a bi-weekly basis. The approval of consumer loans generally requires the dual authorization of two lending officers for loans over certain amounts ($5 thousand for unsecured loans and $25 thousand for secured loans). The foregoing lending limits are reviewed and reaffirmed annually by the Savings Bank's Board of Directors.

         The Commercial Bank's Board of Directors has established the following lending authority for commercial lending, including commercial real estate lending: (i) certain officers have joint authority up to $250 thousand; and (ii) certain officers have joint authority up to $500 thousand. Loans in excess of $500 thousand must be approved by the full Board of Directors of the Commercial Bank, which meets on a bi-weekly basis. The approval of consumer loans generally requires the dual authorization of two lending officers for loans over certain amounts ($10 thousand for unsecured loans and $25 thousand for secured loans). The foregoing lending limits are reviewed and reaffirmed annually by the Commercial Bank's Board of Directors.

         For all loans originated by the Registrant, upon receipt of a completed loan application from a prospective borrower, a credit report is ordered and certain other information is verified by an independent credit agency, and, if necessary, additional financial information is required to be submitted by the borrower. An appraisal of any real estate intended to secure the proposed loan is required, which currently is performed by an independent appraiser designated and approved by the Board of Directors of the Savings Bank or the Commercial Bank, as applicable. The Board of Directors annually approves the independent appraisers used by the Registrant and approves the Registrant's appraisal policy. It is the Registrant's policy to obtain title and hazard insurance on all real estate loans. In connection with a borrower's request for a renewal of a multi-family or commercial mortgage loan with a balloon maturity, the Registrant evaluates both the borrower's ability to service the renewed loan applying an interest rate that reflects prevailing market conditions, as well as the value of the underlying collateral property. The reevaluation of the property typically requires a new appraisal, depending upon the loan amount and other factors. It is the Registrant's policy to note all exceptions to policy in the respective credit files and report such exceptions to the original decision-making body (I.E., the Commercial Loan Committee, Executive Committee or Board of Directors) prior to closing if a condition of the original approval is not met.

Asset Quality
-------------

         NON-PERFORMING LOANS. The Registrant performs a monthly review of delinquent loans. The actions taken by the Registrant with respect to delinquencies vary depending on the nature of the loan and period of delinquency. The Savings Bank's policies on residential mortgage loans provide that delinquent mortgage loans be reviewed and that a late charge notice be mailed no later than the 15th day of delinquency, with the delinquency charge assessed on the 16th day. The Savings Bank's collection policies on residential mortgage loans essentially mirror those shown in the FNMA servicing agreements. On other loans, telephone contact and various delinquency notices at different intervals are the methods used to collect past due loans.

         It is the Registrant's general policy to discontinue accruing interest on all loans when management has determined that the borrower will be unable to meet contractual obligations or when unsecured interest or principal payments are 90 days past due. Generally, when residential mortgage or secured consumer loans are delinquent 90 days, they are classified as non-accrual. When a loan is classified as non-accrual, the recognition of interest income ceases. Interest previously accrued and remaining unpaid is reversed against income. Cash payments received are applied to principal, and interest income is not recognized unless management determines that the financial condition and payment record of the borrower warrant the recognition of income. If a foreclosure action is commenced and the loan is not brought current, paid in full or an acceptable workout arrangement is not agreed upon before the foreclosure sale, the real property securing the loan is generally sold at foreclosure. Property acquired by the Savings Bank as a result of foreclosure on a mortgage loan is classified as "real estate owned" and is recorded at the lower of the unpaid balance or fair value less costs to sell at the date of acquisition and thereafter. Upon foreclosure, it is the Savings Bank's policy to generally require an appraisal of the property and, thereafter, appraise the property on an as-needed basis.

         The following table sets forth information regarding non-accrual loans, other past due loans and other real estate owned ("OREO'). There were no troubled debt restructurings within the meaning of Statement of Financial Accounting Standards ("SFAS") No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings," at any of the dates presented below.


                                                                  AT DECEMBER 31,
                                              --------------------------------------------------------
                                              1999          1998        1997         1996         1995
                                              ----          ----        ----         ----         ----
                                                               (DOLLARS IN THOUSANDS)
Non-accrual mortgage loans delinquent
  more than 90 days......................   $    693      $    631    $  1,165     $  1,247     $    531
Non-accrual other loans delinquent
  more than 90 days......................        521            88         246           28            3
                                            --------      --------    --------     --------     --------
Total non-accrual loans..................      1,214           719       1,411        1,275          534
Total 90 days or more delinquent
  and still accruing interest............        822         1,362         114          383          424
                                            --------      --------    --------     --------     --------
Total non-performing loans...............      2,036         2,081       1,525        1,658          958
Total foreclosed real estate, net of
related allowance for losses.............        415           371         562          433          573
                                            --------      --------    --------     --------     --------
Total non-performing assets..............   $  2,451      $  2,453    $  2,087     $  2,091     $  1,531
                                            ========      ========    ========     ========     ========
Non-performing loans to total loans......       0.58%         0.81%       0.84%        1.28%        0.66%
Total non-performing assets to total
assets...................................       0.41%         0.55%       0.61%        0.73%        0.59%


         Interest income that would have been recorded if the non-accrual mortgage loans had been performing in accordance with their original terms aggregated approximately $72,000, $90,000 and $129,700 for the year ended December 31, 1999, 1998 and 1997, respectively.

         OTHER REAL ESTATE OWNED. At December 31, 1999, the Savings Bank's OREO, net, which consisted of seven single-family residential properties, totaled $415 thousand and was held directly by the Savings Bank.

         CLASSIFIED ASSETS. Federal regulations and the Registrant's Internal Loan Review and Grading System, which is a part of the Registrant's loan policy, require that the Registrant utilize an internal asset classification system as a means of reporting problem and potential problem assets. The Savings Bank limits its loan review procedure to the higher-risk commercial business and commercial real estate loans, commercial loans greater than $25,000 and jumbo residential mortgage loans. The Commercial Bank reviews all commercial loans in excess of $250,000 and are subject to review and grading on at least an annual basis, and more frequently if conditions dictate.

         At each regularly scheduled Board of Directors meeting, a watch list is presented, showing all loans listed as "Special Mention," "Substandard," "Doubtful" and "Loss." An asset is considered Substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets classified as Loss are those considered uncollectible and viewed as non-bankable assets, worthy of charge-off. Assets which do not currently expose the Registrant to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses which may or may not be out of the control of management, are deemed to be "Special Mention."

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

         The Registrant's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the FDIC, the Banking Department of the State of New York ("NYSBD") and the New Jersey Department of Banking and Insurance ("NJBD"), which can order the establishment of additional general or specific loss allowances. The FDIC, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that (i) institutions have effective systems and controls to identify, monitor and address asset quality problems; (ii) management has analyzed all significant factors that affect the collectibility of the portfolio in a reasonable manner; and (iii) management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. Management believes it has established an adequate allowance for possible loan and lease losses and analyzes its process regularly, with modifications made if needed, and reports those results four times per year at the Board of Directors meetings. However, there can be no assurance that the regulators, in reviewing the Registrant's loan portfolio, will not request the Registrant to materially increase its allowance for loan and lease losses at that time. Although management believes that adequate specific and general loan loss allowances have been established, actual losses are dependent upon future events and, as such, further additions to the level of specific and general loan loss allowances may become necessary.

         At December 31, 1999, the Registrant had $359 thousand of assets classified as Substandard and $1.3 million of assets classified as Special Mention. There were no assets classified as Doubtful or Loss as of December 31, 1999. The $359 thousand of loans classified as Substandard were also impaired under SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition Disclosures," which was adopted in fiscal 1995. SFAS No. 114 defines an impaired loan as a loan for which it is probable, based on current information, that the lender will not collect all amounts due under the contractual terms of the loan agreement.

         The following table sets forth delinquencies in the Registrant's loan portfolio at the dates indicated:


                                          AT DECEMBER 31, 1999                           AT DECEMBER 31, 1998
                              --------------------------------------------   -------------------------------------------
                                   60-89 DAYS            90 DAYS MORE             60-89 DAYS          90 DAYS OR MORE
                              --------------------  --------------------     --------------------  ---------------------
                                         PRINCIPAL             PRINCIPAL                PRINCIPAL              PRINCIPAL
                                NUMBER    BALANCE    NUMBER     BALANCE        NUMBER    BALANCE    NUMBER      BALANCE
                               OF LOANS  OF LOANS   OF LOANS    OF LOANS      OF LOANS   OF LOANS  OF LOANS    OF LOANS
                               --------  --------   --------    --------      --------   --------  --------    --------
                                                              (DOLLARS IN THOUSANDS)
One- to four-family...........       3    $   373         8        $ 693           11     $1,263         12       $ 631
Multi-family..................      --         --        --           --           --         --         --          --
Commercial loans..............       4        594         9        1,240            4        279          6       1,405
Home equity lines of credit...      --         --         1           36           --         --          1          16
Other loans...................      26         78        16           67           16         48          8          30
                               -------     ------   -------       ------    ---------   --------    -------      ------
         Total loans..........      33     $1,045        34       $2,036           31     $1,590         27      $2,082
                               =======     ======   =======       ======    =========     ======    =======      ======


                                           AT DECEMBER 31, 1997
                                -------------------------------------------
                                     60-89 DAYS           90 DAYS OR MORE
                                ---------------------  --------------------
                                            PRINCIPAL             PRINCIPAL
                                 NUMBER     BALANCE     NUMBER     BALANCE
                                OF LOANS    OF LOANS   OF LOANS    OF LOANS
                                --------    --------   --------    --------
                                          (DOLLARS IN THOUSANDS)

One- to four-family...........         8  $     624        19       $1,165
Multi-family..................        --         --        --           --
Commercial loans..............         5        627         4          325
Home equity lines of credit...        --         --        --           --
Other loans...................        12         15         7           35
                                 -------     ------  --------    ---------
         Total loans..........        25     $1,267        30       $1,525
                                 =======     ======  ========    =========



         ALLOWANCE FOR LOAN AND LEASE LOSSES. The allowance for loan and lease losses is based upon management's periodic evaluation of the loan portfolio under current economic conditions, considering factors such as asset classifications, the Registrant's past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay and the estimated value of the underlying collateral. The allowance for loan and lease losses is maintained at an amount management considers adequate to cover loan and lease losses that are deemed probable and estimable. At December 31, 1999, the Registrant's allowance for loan and lease losses was $1.9 million, or 0.55% of total loans, as compared to $1.7 million, or 0.67%, at December 31, 1998 and $1.4 million, or 0.76%, at December 31, 1997. The Registrant had non- performing loans of $2.0 million, $2.1 million and $1.5 million at December 31, 1999, 1998 and 1997, respectively. The Registrant will continue to monitor and modify its allowance for loan losses as conditions dictate. Various regulatory agencies, as an integral part of their examination process, periodically review the Registrant's allowance for loan losses. These agencies may require the Registrant to establish additional valuation allowances, based on their judgments of the information available at the time of the examination.

                  The following table sets forth activity in the Registrant's allowance for loan losses for the periods indicated.



                                                       AT OR FOR THE YEAR ENDED DECEMBER 31,
                                                       -------------------------------------

                                                  1999       1998       1997     1996      1995
                                                  ----       ----       ----     ----      ----
                                                              (DOLLARS IN THOUSANDS)
ALLOWANCE FOR LOAN LOSSES:
         Balance at beginning of period....      $1,727     $1,372   $ 1,184   $ 1,336   $ 1,095
CHARGE-OFFS:
         Real estate mortgage loans........        (157)       (30)     (160)     (128)      (14)
         Commercial loans..................        (161)       (56)       (1)       --        --
         Consumer loans....................         (54)       (89)     (118)      (97)     (106)
                                                 ------     ------    ------    ------    ------
                  Total charge-offs........        (372)      (175)     (279)     (225)     (120)
RECOVERIES:
         Real estate mortgage loans........          23         --         1         9        27
         Commercial loans.................           42          9        --        --        76
         Consumer loans....................          21         21        12         4        18
                                                 ------     ------    ------    ------    ------
                  Total recoveries.........          86         20        13        13       121
         Provision for loan losses.........         500        500       454        60       240
                                                 ------     ------    ------    ------    ------
         Balance at end of period..........      $1,941     $1,727    $1,372    $1,184    $1,336
                                                 ======     ======    ======    ======    ======
         Ratio of net charge-offs during
          the period to average loans
          outstanding......................       0.10%      0.07%     0.17%     0.17%     0.14%
         Ratio of allowance for loan
          losses to total loans at end of
          period...........................       0.55%      0.67%     0.76%     0.90%     0.79%
         Ratio of allowance for loan
          losses to non-performing loans...      95.33%     82.95%    89.79%    71.35%   118.58%

         The following table sets forth the Registrant's allowance for loan losses allocated by loan category, the percent of the allocated allowances to the total allowance and the percent of loans in each category to total loans at the dates indicated.



                                                            AT DECEMBER 31,
                     ---------------------------------------------------------------------------------------
                          1999              1998              1997              1996              1995
                     ----------------  ----------------  ----------------  ----------------  ---------------
                               % OF              % OF              % OF              % OF             % OF
                             LOANS IN          LOANS IN          LOANS IN          LOANS IN         LOANS IN
                             CATEGORY          CATEGORY          CATEGORY          CATEGORY         CATEGORY
                             TO TOTAL          TO TOTAL          TO TOTAL          TO TOTAL         TO TOTAL
                     AMOUNT   LOANS    AMOUNT   LOANS    AMOUNT   LOANS    AMOUNT   LOANS    AMOUNT   LOANS
                     ------   -----    ------   -----    ------   -----    ------   -----    ------   -----
                                                     (DOLLARS IN THOUSANDS)
Allowance for
 mortgage loan
 loss............... $  379    78.48%  $  373   79.46%  $  288   76.77%   $  203    70.73%  $  497    77.68%
Allowance for
 consumer loan
 loss...............    461     8.57      375    7.12      373    7.55       399    13.08      237     9.27
Allowance for
 commercial loan
 loss...............  1,101    12.95      979   13.42      711   15.68       582    16.19      602     13.05
                     ------   ------   ------  ------   ------  ------    ------   ------   ------    ------
Total allowances
 for loan loss...... $1,941   100.00%  $1,727  100.00%  $1,372  100.00%   $1,184   100.00%  $1,336    100.00%
                     ======   ======   ======  ======   ======  ======    ======   ======   ======    ======


Environmental Issues
--------------------

         The Registrant encounters certain environmental risks in its lending activities. Under federal and state environmental laws, lenders may become liable for costs of cleaning up hazardous materials found on properties securing their loans. In addition, the existence of hazardous materials may make it unattractive for a lender to foreclose on such properties. Although environmental risks are usually associated with loans secured by commercial real estate, risks also may be substantial for residential real estate loans if environmental contamination makes security property unsuitable for use. As of December 31, 1999, the Registrant was not aware of any environmental issues that would subject the Registrant to material liability. No assurance, however, can be given that the values of properties securing loans in the Registrant's portfolio will not be adversely affected by unforseen environmental contamination.

Investment Activities
---------------------

         INVESTMENT POLICIES. The investment policy of the Savings Bank, which is established by its Board of Directors, is contained in the Savings Bank's Liquidity and Funds Management Policy. It is based upon asset/liability management goals and emphasizes high credit quality and diversified investments while seeking to optimize net interest income within acceptable limits of safety and liquidity. The Savings Bank also considers the investment advice it receives from some of its outside investment advisers. Recently, the Savings Bank has engaged in leveraging activities to enhance returns on equity. The policy is designed to provide and maintain liquidity to meet day-to-day, cyclical and long-term changes in the Savings Bank's asset/liability structure, and to provide needed flexibility to meet loan demand. The Commercial Bank's investment policy is similar to that of the Savings Bank, except that it does not engage in hedging activities and is not permitted to invest in mutual funds. Approximately 98% of the Registrant's debt security portfolio at December 31, 1999 is classified as available-for-sale.

         The investment policy permits investment in U.S. government obligations, securities of various government-sponsored agencies, including mortgage-backed securities issued/guaranteed by FNMA, the Federal Home Loan Mortgage Corporation ("FHLMC") and the Government National Mortgage Association ("GNMA"), certain types of equity securities (such as institutional mutual funds), certificates of deposit of insured banks, federal funds and investment grade corporate debt securities and commercial paper.

         The investment policy prohibits investment in certain types of mortgage derivative securities that management considers to be high risk. The Registrant generally purchases only short- and medium-term classes of CMOs guaranteed by FNMA or FHLMC. At December 31, 1999, the Registrant held no securities issued by any one entity with a total carrying value in excess of 10% of the Registrant's equity at that date, except for obligations of the U.S. government and government-sponsored agencies and certain mortgage-backed securities, which are fully collateralized by mortgages held by single purpose entities and guaranteed by government-sponsored agencies.

         MORTGAGE-BACKED SECURITIES. The Registrant invests in mortgage-backed securities and uses such investments to complement its mortgage lending activities. At December 31, 1999, the amortized cost of mortgage-backed securities totaled $93.5 million, or 15.7% of total assets. The market value of all mortgage-backed securities totaled $89.6 million at December 31, 1999. All of the Registrant's mortgage-backed securities are included in its available-for-sale portfolio. Additionally, the Registrant's securities portfolio includes CMOs, with an amortized cost of $16.5 million and a market value of $15.6 million at December 31, 1999. A CMO is a special type of debt security in which the stream of principal and interest payments on the underlying mortgages or mortgage-backed securities is used to create classes with different maturities and, in some cases, amortization schedules as well as a residual interest, with each class possessing different risk characteristics. However, management regularly monitors the risks inherent in its CMOs and believes these securities may represent attractive alternatives relative to other investments due to the wide variety of maturity, repayment and interest rate options available.

         At December 31, 1999, all securities in the Registrant's mortgage-backed securities portfolio were directly or indirectly insured or guaranteed by GNMA, FNMA or FHLMC. The Registrant's mortgage-backed securities portfolio had a weighted average yield of 7.13% at December 31, 1999.

         Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees or credit enhancements that reduce credit risk. In addition, mortgage-backed securities are more liquid than individual mortgage loans and may be used to collateralize borrowings of the Registrant. In general, mortgage-backed securities issued or guaranteed by GNMA, FNMA and FHLMC are weighted at no more than 20% for risk-based capital purposes, compared to the 50% risk weighting assigned to most non-securitized residential mortgage loans.

         While mortgage-backed securities carry a reduced credit risk as compared to whole loans, such securities remain subject to the risk that a fluctuating interest rate environment, along with other factors, such as the geographic distribution of the underlying mortgage loans, may alter the prepayment rate of such mortgage loans and so affect both the prepayment speed and value of such securities. In contrast to mortgage-backed pass-through securities in which cash flow is received (and, hence, prepayment risk is shared) pro rata by all securities holders, the cash flows from the mortgages or mortgage-backed securities underlying CMOs are segmented and paid in accordance with a pre-determined priority to investors holding various tranches of such securities or obligations. A particular tranche of a CMO may therefore carry prepayment risk that differs from that of both the underlying collateral and other tranches. It is the Registrant's strategy to purchase tranches of CMOs that are categorized as "planned amortization classes," "targeted amortization classes" or "very accurately defined maturities" and are intended to produce stable cash flows in different interest rate environments.

         The following table sets forth activity in the Registrant's securities portfolio for the periods indicated.


                                                                      FOR THE YEAR ENDED DECEMBER 31,
                                                                      -------------------------------
                                                                      1999         1998        1997
                                                                      ----         ----        ----
                                                                              (IN THOUSANDS)
BEGINNING BALANCE............................................       $155,490     $127,563    $138,410
                                                                    --------     --------    --------

Debt securities purchased-- held-to-maturity.................          1,393        5,536         560
Debt securities purchased-- available-for-sale...............         48,340       39,179      25,464
Equity securities purchased-- available-for-sale.............          1,078       12,923       5,440
Mortgage-backed securities purchased-- held-to-maturity......             --           --          --
Mortgage-backed securities purchased-- available-for-sale....         10,192       39,772      15,651
Mortgage-backed securities formed by securitizing
         originated mortgage loans...........................         69,131       70,627      13,608

LESS:

Sale of debt securities-- available-for-sale.................             --        6,568      15,020
Sale of equity securities-- available-for-sale...............         10,979        1,782       4,362
Sale of mortgage-backed securities available-for-sale........          3,732       11,237      13,433
Sale of mortgage-backed securities formed by securitizing
         originated mortgage loans-- trading.................         26,969       70,933      20,493
Principal repayments on mortgage-backed securities
         and debt securities.................................         20,722       25,479      11,759
Maturities and called debt securities........................         24,000       24,888       7,800
Accretion of discount/amortization of (premium)..............          1,533          627          19
Change in gross unrealized gains (losses) on
available-for-sale
         securities..........................................        (14,265)         150       1,278
                                                                    --------     --------    --------

ENDING BALANCE...............................................       $186,490     $155,490    $127,563
                                                                    ========     ========    ========

         The following table sets forth the amortized cost and market value of the Registrant's securities by accounting classification category and by type of security, at the dates indicated:


                                                                    AT DECEMBER 31,
                                          ------------------------------------------------------------------
                                                   1999                    1998                  1997
                                          ---------------------    -------------------   -------------------
                                          AMORITZED      MARKET    AMORTIZED    MARKET   AMORTIZED    MARKET
                                            COST         VALUE        COST      VALUE      COST       VALUE
                                            ----         -----        ----      -----      ----       -----
                                                                      (IN THOUSANDS)
Debt securities held-to-maturity:
     U.S. Government obligations......... $    645     $    644    $    895   $    899  $    722    $   722
     Agency securities...................      700          693       5,000      4,962     4,000      3,994
     Municipal bonds.....................       73           73         104        106       666        668
     Other debt obligations..............       --           --          --         --    17,954     17,876
                                          --------     --------    --------   --------  --------    -------
     Total debt securities
      held-to-maturity...................   1 ,418        1,410       5,999      5,967    23,342     23,260
                                          --------     --------    --------   --------  --------    -------
Debt securities available-for-sale:
     U.S. Government obligations.........    2,016        2,053       3,023      3,165     4,062      4,189
     Agency securities...................   57,328       52,224      38,430     38,694    21,503     21,868
     Municipal bonds.....................    4,963        4,750         104        106        --         --
     Other debt obligations..............   14,181       12,896       8,045     82,300     1,874      1,955
                                          --------     --------    --------   --------  --------    -------
     Total debt securities
      available-for-sale.................   78,488       71,923      49,498     50,089    27,439     28,012
                                          --------     --------    --------   --------  --------    -------
Equity securities available-for-sale:
     Preferred stock.....................    1,112          951       1,112      1,120       102        105
     Common stock........................    2,851        2,167       2,275      1,941        --         --
     Mutual funds........................    3,973        4,848      14,449     16,232     6,594      7,223
                                          --------     --------    --------   --------  --------    -------
     Total equity securities
      available-for-sale.................    7,936        7,966      17,836     19,293     6,696      7,328
                                          --------     --------    --------   --------  --------    -------
     Total debt and equity
      securities.........................   87,842       81,299      73,333     75,349    57,477     58,600
                                          --------     --------    --------   --------  --------    -------
Mortgage-backed securities
 available-for-sale:
     FHLMC...............................    1,903        1,888       7,018      7,145    13,434     13,637
     GNMA................................   33,611       32,097      33,849     33,824    29,110     29,512
     FNMA................................   58,054       55,590      20,436     21,036    24,819     25,732
     CMOs................................   16,466       15,608      17,976     18,104        --         --
                                          --------     --------    --------   --------  --------    -------
         Total mortgage-backed securities
          available-for-sale.............  110,034      105,183      79,279     80,109    67,363     68,881
                                          --------     --------    --------   --------  --------    -------
         Total mortgage-backed
          securities.....................  110,034      105,183      79,279     80,109    67,363     68,881
                                          --------     --------    --------   --------  --------    -------
Net unrealized (losses) gains on trading
 securities..............................       --                       --                   --
Net unrealized (losses) gains on
 available-for-sale and trading
 securities..............................  (11,386)                   2,878                2,723
                                          --------                 --------             --------
         Total securities...............  $186,490     $186,482    $155,490   $155,458  $127,563    $127,481
                                          ========     ========    ========   ========  ========    ========

         The following table sets forth the composition of the Registrant's securities portfolio at the dates indicated.



                                                              AT DECEMBER 31,
                                     -------------------------------------------------------------------
                                             1999                   1998                    1997
                                     --------------------   ---------------------   --------------------
                                     CARRYING  PERCENT OF   CARRYING   PERCENT OF   CARRYING  PERCENT OF
                                       VALUE     TOTAL       VALUE       TOTAL       VALUE      TOTAL
                                       -----     -----       -----       -----       -----      -----
                                                         (DOLLARS IN THOUSANDS)
Debt securities:
     U.S. Government obligations.   $  2,698      1.45%   $  4,060        2.61%    $  4,911      3.85%
     Agency securities...........     52,924     28.38      43,694       28.10       25,868     20.28
     Municipal bonds.............      4,823      2.59         104        0.07          666      0.52
     Other debt obligations......     12,896      6.91       8,230        5.29       19,909     15.61
                                    --------    ------    --------      ------     --------    ------
         Total debt securities...     73,341     39.33      56,088       36.07       51,354     40.26
                                    --------    ------    --------      ------     --------    ------
Equity securities:
     Preferred stock.............        951      0.51       1,120        0.72          105      0.08
     Common stock................      2,167      1.16       1,941        1.25            --       --
     Mutual funds................      4,848      2.60      16,232       10.44        7,223      5.66
                                    --------    ------    --------      ------     --------    ------
         Total equity securities       7,966      4.27      19,293       12.41        7,328      5.74
                                    --------    ------    --------      ------     --------    ------
Mortgage-backed securities.......
     FHLMC.......................      1,888      1.01       7,145        4.60       13,637     10.69
     GNMA........................     32,097     17.21      33,824       21.75       29,512     23.14
     FNMA........................     55,590     29.81      21,036       13.53       25,732     20.17
     CMOs........................     15,608      8.37      18,104       11.64           --        --
                                    --------    ------    --------      ------     --------    ------
         Total mortgage-backed
         securities..............    105,183     56.40      80,109       51.52       68,881     54.00
                                    --------    ------    --------      ------     --------    ------
         Total securities........   $186,490    100.00%   $155,490      100.00%    $127,563    100.00%
                                     =======    ======    ========      ======     ========    ======
     Debt and equity securities
     available-for-sale..........    $79,889     42.84%    $69,382       44.62%    $35,340      27.70%
     Debt and equity securities
     held-to-maturity............      1,418      0.76       5,999        3.86      23,342      18.30
                                    --------    ------    --------      ------     --------    ------
     Total debt and equity
     securities..................     81,307     43.60      75,381       48.48      58,682      46.00
                                    --------    ------    --------      ------     --------    ------
     Mortgage-backed securities
     available-for-sale..........    105,183     56.40      80,109       51.52      68,881      54.00
                                    --------    ------    --------      ------     --------    ------
         Total mortgage-backed
         securities..............    105,183     56.40      80,109       51.52      68,881      54.00
                                    --------    ------    --------      ------     --------    ------
         Total securities........   $186,490    100.00%   $155,490      100.00%   $127,563     100.00%
                                    ========    ======    ========      ======    ========     ======

         The following table sets forth certain information regarding the carrying value and weighted average yield of the Registrant's securities at December 31, 1999, by remaining period to contractual maturity. Actual maturities may differ from contractual maturities because certain security issuers may have the right to call or prepay their obligations.


                                                                         AT DECEMBER 31, 1999
                               -----------------------------------------------------------------------------------------------------
                                                   MORE THAN ONE YEAR  MORE THAN FIVE YEARS       MORE THAN
                                ONE YEAR OR LESS      TO FIVE YEARS        TO TEN YEARS            TEN YEARS            TOTAL
                                ----------------      -------------        ------------            ---------            -----
                                         WEIGHTED            WEIGHTED               WEIGHTED            WEIGHTED            WEIGHTED
                               CARRYING   AVERAGE  CARRYING   AVERAGE   CARRYING    AVERAGE   CARRYING  AVERAGE   CARRYING   AVERAGE
                                 VALUE     YIELD     VALUE     YIELD      VALUE       YIELD     VALUE     YIELD     VALUE     YIELD
                                 -----     -----     -----     -----      -----       -----     -----     -----     -----     -----
                                                                        (DOLLARS IN THOUSANDS)
Held-to-maturity:
   Municipal bonds............    $ --        --%   $   --        --%    $   --          --%  $     73     5.37%  $     73     5.37%
   U.S. Government obligations     645      4.70        --        --         --          --         --       --        645     4.70
   Agency securities..........      --        --       700      5.82         --          --         --       --        700     5.82
                                  ----              ------               ------               --------            --------
        Total held-to-maturity     645      4.70       700      5.82         --          --         73     5.37      1,418     5.29
                                  ----              ------               ------               --------            --------

Available-for-sale:
   Mortgage backed securities:
      Variable Rate:
        FHLMC.................      --        --        --        --         --          --         --       --         --       --
        GNMA..................      --        --        --        --         --          --        404     6.57        404     6.57
        FNMA..................      --        --        --        --         --          --        739     7.11        739     7.11
      Fixed Rate:
        FHLMC.................      --        --         1      9.48        299        7.30      1,588     7.44      1,888     7.42
        GNMA..................      --        --         1      8.00         30        8.00     31,662     7.54     31,693     7.54
        FNMA..................      --        --        --        --        453        8.29     54,399     6.90     54,852     6.91
        CMOs..................      --        --        --        --         --          --     15,608     7.04     15,608     7.04
                                  ----              ------               ------               --------            --------
        Total mortgage-backed
           securities.........      --        --         2      8.74        782        7.90    104,400     7.12    105,184     7.13
                                  ----              ------               ------               --------            --------

   Debt securities:
     Municipal bonds..........      --        --        --        --         --          --      4,750     8.11      4,750     8.11
     U.S. Government
      obligations.............      --        --     2,053      7.30         --          --         --       --      2,053     7.30
     Agency securities........      --        --        --        --      4,950        8.23     47,273     7.58     52,223     7.64
     Other debt obligations...      --        --       752      7.04         --          --     12,143     8.35     12,895     8.27
                                  ----              ------               ------               --------            --------
        Total debt securities.      --        --     2,805      7.23      4,950        8.23     64,166     7.76     71,921     7.78
                                  ----              ------               ------               --------            --------
   Equity Securities:
     Preferred stock..........      --        --        --        --         --          --        951     7.18        951     7.18
     Common stock ............      --        --        --        --         --          --      2,167     1.11      2,167     1.11
     Mutual funds.............      --        --        --        --         --          --      4,848    10.51      4,848    10.51
                                  ----              ------               ------               --------            --------
        Total equity
         securities...........      --        --        --        --         --          --      7,966     7.56      7,966     7.56
                                  ----              ------               ------               --------            --------
        Total available-for-
         sale.................      --        --     2,807      7.23      5,732        8.19    176,532     7.38    185,071     7.40
                                  ----              ------               ------               --------            --------
        TOTAL SECURITIES......    $645      4.70    $3,507      6.95     $5,732        8.19   $176,605     7.38   $186,489     7.38
                                  ====              ======               ======               ========            ========


Sources of Funds
----------------

         GENERAL. Deposits, borrowings, loan and security repayments and prepayments, proceeds from sales of securities and cash flows generated from operations are the primary sources of the

Registrant's funds for use in lending, investing and for other general purposes. Management of the Savings Bank intends to increase its deposit base through competitive pricing but continually evaluates wholesale funding through Federal Home Loan Bank of New York ("FHLBNY") advances and other sources, depending upon market conditions.

         DEPOSITS. The Registrant offers a variety of deposit accounts with a range of interest rates and terms. The Registrant's deposits consist of regular (passbook) savings accounts, statement savings accounts, checking accounts, NOW accounts, basic banking accounts, money market accounts and certificates of deposit. The Registrant also offers certificates of deposit with maturities of up to 60 months. At December 31, 1999, the Registrant's core deposits, which the Registrant considers to consist of checking accounts, NOW accounts, money market accounts, regular savings accounts and statement savings accounts, constituted 69.9% of total deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Registrant's deposits are obtained predominantly from the areas in proximity to its office locations. The Registrant relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Registrant's ability to attract and retain deposits. Certificate accounts in excess of $100 thousand are not actively solicited by the Registrant, nor does the Registrant use brokers to obtain deposits.

         The following table presents the deposit activity of the Registrant for the periods indicated.


                                                       FOR THE YEAR ENDED DECEMBER 31,
                                                       -------------------------------
                                                    1999             1998            1997
                                                    ----             ----            ----
                                                               (IN THOUSANDS)
Deposits ...................................     $1,353,829       $1,304,048       $953,077
Withdrawals.................................     (1,325,253)      (1,277,839)      (964,120)
                                                 ----------       ----------       --------
(Withdrawals) in excess of deposits.........         28,576           26,209        (11,043)
Interest credited on deposits...............          7,611            7,164          7,335
                                                 ----------       ----------       --------
Net increase (decrease) in deposits.........      $ 36,187         $ 33,373         $ 3,708
                                                 ==========       ==========       ========


         At December 31, 1999 the Registrant had $11.8 million in certificates of deposit accounts in amounts of $100 thousand or more, maturing as follows:



                                                                      WEIGHTED
                                                    AMOUNT          AVERAGE RATE
                                                    ------          ------------
                                                       (DOLLARS IN THOUSANDS)
Maturity Period:
         Three months or less............          $  2,735               4.47%
         Over 3 through 6 months.........             2,140               4.86
         Over 6 through 12 months........             3,785               5.89
         Over 12 months..................             3,186               5.93
                                                   --------          ---------
                  Total..................          $ 11,846               5.39%
                                                   ========          =========

         The following table sets forth the distribution of the Registrant's deposit accounts and the related weighted average interest rates for the periods indicated.


                                                     FOR THE YEARS ENDED DECEMBER 31,
                             -------------------------------------------------------------------------------------------
                                       1999                           1998                           1997
                             ---------------------------   ------------------------------  -----------------------------

                                                WEIGHTED                         WEIGHTED                       WEIGHTED
                                     PERCENT OF  AVERAGE            PERCENT OF   AVERAGE            PERCENT OF  AVERAGE
                             AVERAGE    TOTAL    NOMINAL   AVERAGE     TOTAL     NOMINAL   AVERAGE    TOTAL     NOMINAL
                             BALANCE  DEPOSITS    RATE     BALANCE   DEPOSITS      RATE    BALANCE   DEPOSITS    RATE
                             -------  --------    ----     -------   --------      ----    -------   --------    ----
                                                              (DOLLARS IN THOUSANDS)
Checking accounts........... $ 24,575    9.78%      --     $ 20,277     9.21%       --    $ 18,936     8.79%       --
                             --------  ------     ----     --------   ------      ----    --------   ------      ----
Passbook accounts...........   85,379   33.97     2.64%      79,404    36.08      2.93%     78,017    36.22      2.96%

NOW accounts................   11,767    4.68     2.03        8,500     3.86      2.23       7,091     3.29      2.23
Interest-on-checking
accounts....................   10,909    4.34     0.99        8,772     3.99      0.99       7,335     3.41      0.98
                             --------  ------              --------   ------              --------   ------
Total passbook, NOW and
interest-on-
checking accounts...........  108,054   42.99     2.41       96,676    43.93      2.69      92,444    42.92      2.75
                             --------  ------              --------   ------              --------   ------

Money market accounts.......   43,002   17.11     3.89       29,986    13.63      3.60      26,200    12.16      3.28
                             --------  ------              --------   ------              --------   ------
Certificate accounts:
    Certificates of deposit
      -- one year and
      less..................   53.909   21.45     4.60       53,258    24.20      4.93      57,610    26.74      5.09
    IRA Certificates of
      deposit -- one year
      and less..............    7,771    3.09     4.58        7,702     3.50      4.91       7,925     3.68      5.11
    Certificates of deposit
      -- more than one
      year..................    8,243    3.28     5.32        6,354     2.89      5.15       6,682     3.10      5.21
    IRA Certificates of
      deposit -- more
      than one year.........    3,831    1.52     5.02        4,030     1.83      5.16       4,419     2.05      5.22
                             --------  ------              --------   ------              --------   ------

Total certificates..........   73,755   39.34     4.70       71,344    32.42      4.96      76,636    35.58      5.11
                             --------  ------              --------   ------              --------   ------

Escrow deposits.............    1,985    0.79     2.00        1,771     0.80      2.00       1,194     0.55      2.00
                             --------  ------              --------   ------              --------   ------

Total deposits.............. $251,371  100.00%    3.12%    $220,054   100.00%     3.32%   $215,409   100.00%     3.43
                             ========  ======              ========   ======              ========   ======


         The following table presents, by interest rate ranges, the amount of certificate accounts outstanding at the dates indicated and the period to maturity of the certificate accounts outstanding at December 31, 1999.


                                PERIOD TO MATURITY FROM DECEMBER 31, 1999                  AT DECEMBER 31,
                                -----------------------------------------                  ---------------
                              LESS                                     OVER
                              THAN        ONE TO        TWO TO         THREE
                            ONE YEAR     TWO YEARS    THREE YEARS      YEARS        1999         1998          1997
                            --------     ---------    -----------      -----        ----         ----          ----
                                                                   (IN THOUSANDS)
Certificate accounts:
   3.99% or less........    $     --       $    --     $      --   $       --    $     --     $      --      $     --
   4.00% to 4.99%.......      45,169         2,033           262           --      47,464        42,424             3
   5.00% to 5.99%.......      15,482         6,376           806        2,028      24,692        28,571        21,143
   6.00% to 6.99%.......      14,274         2,793            --           --      17,067            --        54,374
   7.00% to 7.99%.......          --            --            --           --          --            --            --
   8.00% to 8.99%.......          --            --            --           --          --            --            --
                            --------       -------     ---------   ----------    --------     ---------      --------
         Total..........    $ 74,925       $11,202     $   1,068   $    2,028    $ 89,223     $  70,995      $ 75,520
                            ========       =======     =========   ==========    ========     =========      ========


         BORROWINGS. The Savings Bank historically had not used borrowings as a source of funds. However, the Savings Bank became a member of the FHLBNY in 1995 and has used this source considerably since then. FHLBNY advances may also be used to acquire certain other assets as may be deemed appropriate for investment purposes, including leveraging opportunities. This form of leveraging allows for a reasonable net margin of return, the majority of which is locked in for a specified period. Since the locked-in period might cover only a part of the investment's term (up to its call date in the majority of the transactions), such a practice might result in a limited degree of interest rate risk, since the earlier maturing borrowings are required to be rolled over to fund the remaining lives of the particular investments. FHLBNY advances are to be collateralized primarily by certain of the Savings Bank's mortgage loans and mortgage-backed securities and secondarily by the Savings Bank's investment in capital stock of the FHLBNY. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLBNY will advance to member institutions, including the Savings Bank, fluctuates from time to time in accordance with the policies of the FHLBNY. At December 31, 1999, the Savings Bank had $201.7 million in FHLBNY advances and the capability to borrow additional funds of $50.2 million from the FHLBNY upon complying with the FHLBNY collateral requirements.

         The Savings Bank at times sells securities under agreements to repurchase, which transactions are treated as financings, and the obligation to repurchase the securities sold is reflected as a liability in the statements of financial condition. The dollar amount of securities underlying the agreements remains in the asset account and are held in safekeeping. There were $37.4, $25.3 million and $22.8 million of securities sold under repurchase agreements outstanding at December 31, 1999, 1998 and 1997, respectively.

         The following table sets forth certain information regarding borrowed funds for the dates indicated.


                                                                 AT OR FOR THE YEAR ENDED DECEMBER 31,
                                                                 -------------------------------------
                                                                       1999        1998      1997
                                                                       ----        ----      ----
                                                                          (DOLLARS IN THOUSANDS)
FHLBNY Advances:
         Average balance outstanding.........................        $140,378    $56,346  $ 11,740
         Maximum amount outstanding at any month-end
                  during the period..........................         201,675     84,375    23,300
         Balance outstanding at end of period................         201,675     79,480     5,250
         Weighted-average interest rate during the period....            5.50%      5.36%     5.85%
         Weighted-average interest rate at end of period.....            5.40%      5.38%     5.72%
Other Borrowings:
         Average balance outstanding.........................         $26,779    $25,764  $ 23,086
         Maximum amount outstanding at any month-end
                  during the period..........................          37,375     27,500    23,300
         Balance outstanding at end of period................          37,375     25,310    22.755
         Weighted-average interest rate during the period....            5.56%      5.87%     6.40%
         Weighted-average interest rate at end of period.....            5.66%      6.19%     6.36%
Total Borrowings:
         Average balance outstanding.........................        $167,157    $82,110   $34,826
         Maximum amount outstanding at any month-end
                  during the period..........................         239,050     55,000    46,600
         Balance outstanding at end of period................         239,050    104,790    28,005
         Weighted-average interest rate during the period....            5.50%      5.48%     6.29%
         Weighted-average interest rate at end of period.....            5.45%      5.64%     6.15%

Subsidiary Activities
---------------------

         The Savings Bank has three wholly owned subsidiaries, WSB Financial, Warsave Development Corp. ("Warsave") and Towne Center Mortgage. The Savings Bank offers mutual funds and tax deferred annuities through WSB Financial to the Savings Bank's customers and members of the community. WSB Financial contributed $88 thousand, $121 thousand and $93 thousand in net income, before taxes, to the Savings Bank's net income for the years ended December 31, 1999, 1998 and 1997, respectively.

         Warsave was formed to acquire and hold real estate. Its single asset as of December 31, 1999 is a two-story house situated adjacent to the Savings Bank's Warwick office. The building, which may ultimately be used for future expansion, is presently rented for the purpose of generating rental income.

         Towne Center Mortgage, formerly known as WSB Mortgage Company of New Jersey, Inc., was formed in New Jersey in 1997 for the purpose of engaging in mortgage banking operations in New Jersey. Towne Center Mortgage contributed $76 thousand and $63 thousand, before taxes, to the Savings Bank's net income for the years ended December 31, 1999 and 1998, respectively.

         The Savings Bank also has a real estate investment trust subsidiary, WSB Funding Corp., which was incorporated in the State of Delaware on July 7, 1999 for the purpose of the investment and reinvestment of its assets in mortgage loans secured by real property, interest in mortgage loans secured by real property and possibly mortgage-backed and mortgage-related securities and U.S. government and agency obligations.

Personnel
---------

         As of December 31, 1999, the Savings Bank had 133 full-time and 33 part-time employees. The Savings Bank has experienced a very low turnover rate among its employees and, as of December 31, 1999, 55 of the Savings Bank's employees had been with the Savings Bank for more than five years. The employees are not represented by a collective bargaining unit, and the Savings Bank considers its relationship with its employees to be good.


                           FEDERAL AND STATE TAXATION

Federal Taxation
----------------

         GENERAL. The following is intended only as a discussion of material federal income tax matters and does not purport to be a comprehensive description of the federal income tax rules applicable to the Savings Bank, the Commercial Bank or the Registrant. For federal income tax purposes, the Registrant, the Savings Bank and the Commercial Bank file or will file consolidated income tax returns and report their income on a calendar year basis using the accrual method of accounting and will be subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Savings Bank's tax reserve for bad debts, discussed below.

         BAD DEBT RESERVES. Prior to its taxable year beginning January 1, 1999, the Savings Bank was a "small bank" (one with assets having an adjusted tax basis of $500 million or less) and was permitted to maintain a reserve for bad debts with respect to "qualifying loans," which, in general, are loans secured by certain interests in real property, and to make, within specified formula limits, annual additions to the reserve which are deductible for purposes of computing the Savings Bank's taxable income. Pursuant to the Small Business Job Protection Act of 1996, the Savings Bank is now recapturing (taking into income) over a multi-year period a portion of the balance of its bad debt reserve as of December 31, 1995.

         In 1999, the Savings Bank became a "large bank" (one with assets having an adjusted tax basis of more than $500 million) and therefore may no longer use the bad debt reserve method described above. Instead, the Savings Bank may now deduct loan losses only as they are incurred and may also be required to recapture an additional portion of its bad debt reserve. As a commercial bank, the Commercial Bank is required to deduct loan losses only as they are incurred.

         DISTRIBUTIONS. To the extent that the Savings Bank makes "non-dividend distributions" to the Registrant, such distributions will be considered to have been made from the Savings Bank's "base year reserve," I.E., its reserve as of December 31, 1987, and then from the Savings Bank's supplemental reserve for losses on loans, to the extent thereof, and an amount based on the amount distributed (but not in excess of the amount of such reserves) will be included in the Savings Bank's income. Non-dividend distributions include distributions in excess of the Savings Bank's current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of the Savings Bank's current or accumulated earnings and profits will not be so included in the Savings Bank's income.

         The amount of additional taxable income created from a non-dividend distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if the Savings Bank makes a non-dividend distribution to the Registrant, approximately one and one-half times the amount of such distribution (but not in excess of the amount of such reserves) would be includible in income for federal income tax purposes, assuming a 34% federal corporate income tax rate. See "Regulation and Supervision" herein for limits on the payment of dividends by the Savings Bank. The Savings Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserves.

         CORPORATE ALTERNATIVE MINIMUM TAX. The Code imposes a tax ("AMT") on alternative minimum taxable income ("AMTI") at a rate of 20%. Only 90% of AMTI can be offset by net operating loss carryovers of which both the Savings Bank and the Commercial Bank currently have none. AMTI is also adjusted by determining the tax treatment of certain items in a manner that negates the deferral of income resulting from the regular tax treatment of those items. Thus, a bank's AMTI is increased by an amount equal to 75% of the amount by which its adjusted current earnings exceeds its AMTI (determined without regard to this adjustment and prior to reduction for net operating losses). Neither the Savings Bank nor the Commercial Bank expects to be subject to the AMT.

         ELIMINATION OF DIVIDENDS; DIVIDENDS RECEIVED DEDUCTION. The Registrant may exclude from its income 100% of dividends received from the Savings Bank and the Commercial Bank as a member of the same affiliated group of corporations.

State Taxation
--------------

         NEW YORK STATE TAXATION. The Savings Bank is subject to the New York State Franchise Tax on Banking Corporations in an annual amount equal to the greater of (i) 9% of the Savings Bank's "entire net income" allocable to New York State during the taxable year (8.5% effective for tax years beginning after July 1, 1999, 8.0% effective for tax years beginning after July 1, 2000 and 7.5% effective for tax years beginning after July 1, 2001), or (ii) the applicable alternative minimum tax. The alternative minimum tax is generally the greatest of (a) 0.01% of the value of the taxable assets allocable to New York State with certain modifications, (b) 3% of the Savings Bank's "alternative entire net income" allocable to New York State or (c) $250. Entire net income is similar to federal taxable income, subject to certain modifications and alternative entire net income is equal to entire net income without certain adjustments. For purposes of computing its entire net income, the Savings Bank is permitted a deduction for an addition to the reserve for losses on qualifying real property loans. For New York State purposes, the applicable percentage to calculate bad debt deduction under the percentage of taxable income method is 32%.

         New York State passed legislation that enabled the Savings Bank to avoid the recapture of the New York State tax bad debt reserves that otherwise would have occurred as a result of changes in federal law and to continue to utilize either the federal method or a method based on a percentage of its taxable income for computing its additions to bad debt reserve. However, the New York bad debt reserve is subject to recapture for "non-dividend distributions" in a manner similar to the recapture of federal bad debt reserves for such distributions. Also, the New York bad debt reserve is subject to recapture in the event that the Savings Bank fails to satisfy certain definitional tests relating to its assets and the nature of its business.

         A Metropolitan Business District Surcharge on banking corporations doing business in the metropolitan district has been applied since 1982. The Savings Bank does all of its business within this District and is subject to this surcharge. For the tax year ending December 31, 1999 the surcharge rate is 17%.

         NEW JERSEY STATE TAXATION. The Commercial Bank will file New Jersey income tax returns. Generally, the income of financial institutions in New Jersey, which is calculated based on federal taxable income, subject to certain adjustments, is subject to New Jersey tax.

         DELAWARE STATE TAXATION. As a Delaware holding company not earning income in Delaware, the Registrant is exempted from Delaware Corporate income tax but is required to file annual returns and pay annual fees and a franchise tax to the State of Delaware.

                           REGULATION AND SUPERVISION

General
-------

         The Savings Bank is a New York State chartered stock savings bank, and its deposit accounts are insured up to applicable limits by the FDIC under the BIF. The Savings Bank is subject to extensive regulation, examination and supervision by the NYSBD as its chartering agency, and by the FDIC as the deposit insurer. The Savings Bank must file reports with the NYSBD and the FDIC concerning its activities and financial condition, and it must obtain regulatory approval prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions and opening or acquiring branch offices.

         The Commercial Bank is a New Jersey State chartered commercial bank, and its deposit accounts are insured up to applicable limits by the FDIC under the BIF. The Commercial Bank is subject to extensive regulation, examination and supervision by the Commissioner of the NJBD as its chartering agency, and by the FDIC as the deposit insurer. The Commercial Bank must file reports with the NJBD and the FDIC concerning its activities and financial condition, and it must obtain regulatory approval prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions and opening or acquiring branch offices.

         The NYSBD and the FDIC conduct periodic examinations to assess the Savings Bank's compliance with, and the NJBD and the FDIC conduct periodic examinations to assess the Commercial Bank's compliance with, various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a savings bank and a commercial bank can engage and is intended primarily for the protection of the deposit insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.

         The Registrant, as a bank holding company controlling the Savings Bank and the Commercial Bank, is subject to the BHCA and the rules and regulations of the Federal Reserve Board ("FRB") under the BHCA. The Registrant is required to file reports with, and otherwise comply with the rules and regulations of, the FRB. The Registrant is also required to file certain reports with, and otherwise comply with the rules and regulations of, the Securities and Exchange Commission ("SEC") under the federal securities laws. In addition, the Registrant must also comply with certain federal and state laws and regulations applicable to corporations generally.

         Certain of the laws and regulations applicable to the Registrant, the Savings Bank and the Commercial Bank are summarized below or elsewhere herein, and the following discussion focuses primarily on the laws and regulations applicable to the Savings Bank and the Registrant. These summaries do not purport to be complete and are qualified in their entirety by reference to such laws and regulations. Any change in such laws and regulations could have a material adverse impact on the Registrant, the Savings Bank and the Commercial Bank and their respective operations and stockholders.

New York Banking Regulation
---------------------------

         ACTIVITY POWERS. The Savings Bank derives its lending, investment and other activity powers primarily from the applicable provisions of the New York Banking Law ("Banking Law") and the regulations adopted thereunder. Under these laws and regulations, the savings banks, including the Savings Bank, generally may invest in real estate mortgages, consumer and commercial loans, specific types of debt securities, including certain corporate debt securities and obligations of federal, state and local governments and agencies, certain types of corporate equity securities, and certain other assets. A savings bank may also invest pursuant to a "leeway" power that permits investments not otherwise permitted by the Banking Law. "Leeway" investments must comply with a number of limitations on the individual and aggregate amounts of "leeway" investments. A savings bank may also exercise trust powers upon approval of the NYSBD. The exercise of these lending, investment and activity powers are limited by federal law and the adopted thereunder. See "-- Federal Banking Regulation -- Activity Restrictions on State-Chartered Banks" below.

         LOANS-TO-ONE-BORROWER LIMITATIONS. With certain specified exceptions, a New York State chartered savings bank may not make loans or extend credit to a single borrower and to entities related to the borrower in an aggregate amount that would exceed 15% of the bank's net worth. A savings bank may lend an additional 10% of its net worth if secured by collateral meeting the requirements of the Banking Law. The Savings Bank currently complies with all applicable loans-to-one-borrower limitations.

         COMMUNITY REINVESTMENT ACT. The Savings Bank is also subject to provisions of the Banking Law that, like the provisions of the federal Community Reinvestment Act ("CRA"), impose continuing and affirmative obligations upon a banking institution organized in the State of New York to serve the credit needs of its local community ("NYCRA"). The obligations under the NYCRA are similar to those imposed by the CRA, and the New York Banking Board adopted new regulations, effective December 10, 1997, to implement the NYCRA, which regulations are consistent with the federal regulations implementing the CRA.

         The New York Banking Board's regulations require a biennial assessment of a bank's compliance with the NYCRA, utilizing a four-tiered rating system, and require the NYSBD to make available to the public such rating and a written summary of the assessment results. Pursuant to the NYCRA, a bank must file with the NYSBD an annual NYCRA report and copies of all federal CRA reports. The Savings Bank's latest NYCRA rating, received by letter dated April 27, 1998 from the NYSBD, was a rating of "Satisfactory." The NYCRA also requires the Superintendent of Banks of the State of New York ("Superintendent") to consider a bank's NYCRA rating when reviewing a bank's application to engage in certain transactions, including mergers, asset purchases and the establishment of branch offices or automated teller machines, and provides that such assessment may serve as a basis for the denial of any such application.

         DIVIDENDS. Under the Banking Law, the Savings Bank may declare and pay a dividend on its capital stock only out of its net profits. The approval of the Superintendent is required if the total of all dividends declared by the Savings Bank in any calendar year will exceed the net profits for that year plus the retained net profits of the preceding two years less any required transfer to surplus or a fund for the retirement of preferred stock. In addition, the Savings Bank may not pay declare, credit or pay any dividend if the effect thereof would cause its capital to be reduced below the amount required by the Superintendent or the FDIC.

         ENFORCEMENT. Under the Banking Law, the Superintendent may issue an order to a New York State-chartered banking institution to appear and explain an apparent violation of law, to discontinue unauthorized or unsafe practices and to keep prescribed books and accounts. Upon a finding by the Superintendent that any director, trustee or officer of any banking organization has violated any law, or has continued unauthorized or unsafe practices in conducting the business of the banking organization after having been notified by the Superintendent to discontinue such practices, the Superintendent may remove such director, trustee or officer from office after notice and an opportunity to be heard. The Savings Bank does not know of any past or current practice, condition or violation that might lead to any proceeding by the Superintendent or the NYSBD against the Savings Bank or any of its directors or officers.

         CHANGE IN BANK CONTROL RESTRICTIONS The Banking Law generally requires prior approval of the New York Banking Board before any action is taken that causes any company to acquire direct or indirect control of a banking institution that is organized in the State of New York. For this purpose, the term "company" is defined to include corporations, partnerships and other types of business entities, chartered or doing business in New York, and an individual or combination of individuals acting in concert and residing or doing business in New York, and the term "control" is defined generally to mean the power to direct or cause the direction of the management and policies of the banking institution and is presumed to exist if the company owns, controls or holds with power to vote 10% or more of the voting stock of the banking institution.

Federal Banking Regulation
--------------------------

         CAPITAL REQUIREMENTS. FDIC regulations require BIF-insured banks, such as the Savings Bank and the Commercial Bank, to maintain minimum levels of capital. The FDIC regulations define two Tiers, or classes, of capital. Tier 1 capital is comprised of the sum of common stockholders' equity (excluding the net unrealized appreciation or depreciation, net of tax, from available-for-sale securities), non-cumulative perpetual preferred stock (including any related surplus) and minority interests in consolidated subsidiaries, minus all intangible assets (other than qualifying servicing rights), and any net unrealized loss on marketable equity securities. The components of Tier 2 capital currently include cumulative perpetual preferred stock, certain perpetual preferred stock for which the dividend rate may be reset periodically, mandatory convertible securities, subordinated debt, intermediate preferred stock and allowance for possible loan losses. Allowance for possible loan losses includible in Tier 2 capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of Tier 2 capital that may be included in total capital cannot exceed 100% of Tier 1 capital.

         The FDIC regulations establish a minimum leverage capital requirement for banks in the strongest financial and managerial condition, with a rating of 1 (the highest examination rating of the FDIC for banks) under the Uniform Financial Institutions Rating System, and that are not experiencing or anticipating significant growth, of a ratio of Tier 1 capital to total assets of not less than 3%. For all other banks, the minimum leverage capital requirement is 4.0%, unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the depository institution. The FDIC regulations also require that banks meet a risk-based capital standard. The risk-based capital standard requires the maintenance of a ratio of total capital (which is defined as the sum of Tier 1 capital and Tier 2 capital) to risk-weighted assets of at least 8% and a ratio of Tier 1 capital to risk-weighted assets of at least 4%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet items, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item.

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

         The following table shows the Savings Bank's actual capital amounts and its capital ratios at December 31, 1999, as compared to the minimum amounts and ratios and the amounts and ratios required to be classified as "well capitalized" under the FDIC's prompt corrective action regulations:


                                                                        MINIMUM CAPITAL            FOR CLASSIFICATION AS
                                           BANK ACTUAL                     ADEQUACY                  WELL CAPITALIZED
                                           -----------                     --------                  ----------------
                                      AMOUNT           RATIO         AMOUNT          RATIO          AMOUNT         RATIO
                                      ------           -----         ------          -----          ------         -----
                                                                   (DOLLARS IN THOUSANDS)
Leverage (Tier 1) capital......      $54,629           9.38%        $23,291          4.00%         $29,114         5.00%

Risk-based capital:
    Tier 1.....................       54,629          17.60         12,418           4.00           18,628         6.00
    Total......................       56,933          18.34         24,837           8.00           31,046        10.00

         As the preceding table shows, the Savings Bank exceeded the minimum capital adequacy requirements, and the requirements to be classified as well capitalized, at the date indicated.

         The following table shows the Commercial Bank's actual capital amounts and its capital ratios at December 31, 1999, as compared to the minimum amounts and ratios and the amounts and ratios required to be classified as "well capitalized" under the FDIC's prompt corrective action regulations:



                                                                        MINIMUM CAPITAL            FOR CLASSIFICATION AS
                                           BANK ACTUAL                     ADEQUACY                  WELL CAPITALIZED
                                           -----------                     --------                  ----------------
                                      AMOUNT           RATIO         AMOUNT          RATIO          AMOUNT         RATIO
                                      ------           -----         ------          -----          ------         -----
                                                                   (DOLLARS IN THOUSANDS)
Leverage (Tier 1) capital......      $5,728            87.72%         $261           4.00%           $327           5.00%

Risk-based capital:
    Tier 1.....................       5,728           211.83           108           4.00             162           6.00
    Total......................       5,728           211.83           216           8.00             270          10.00

         As the preceding table shows, the Commercial Bank exceeded the minimum capital adequacy requirements, and the requirements to be classified as well capitalized, at the date indicated.

         ACTIVITY RESTRICTIONS ON STATE-CHARTERED BANKS. Section 24 of the Federal Deposit Insurance Act, as amended ("FDIA"), which was added by the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), generally limits the activities and investments of state-chartered FDIC-insured banks and their subsidiaries to those permissible for national banks and their subsidiaries, unless such activities and investments are specifically exempted by Section 24 or consented to by the FDIC.

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

The Savings Bank received approval from the FDIC to retain and acquire such equity investments subject to a maximum permissible investment equal to the lesser of 100% of the Savings Bank's Tier 1 capital or the maximum permissible amount specified by the Banking Law. Section 24 also provides an exception for majority owned subsidiaries of a bank, but Section 24 limits the activities of such subsidiaries to those permissible for a national bank under Section 24 and the FDIC regulations issued pursuant thereto, or as approved by the FDIC.

         Before making a new investment or engaging in a new activity not permissible for a national bank or otherwise permissible under Section 24 or the FDIC regulations thereunder, an insured bank must seek approval from the FDIC to make such investment or engage in such activity. The FDIC will not approve the activity unless the bank meets its minimum capital requirements and the FDIC determines that the activity does not present a significant risk to the FDIC insurance funds.

         The Gramm-Leach-Bliley Act ("GLB Act"), which was enacted on November 12, 1999, permits a state-chartered bank to engage, through financial subsidiaries, in any activity in which a national bank may engage through a financial subsidiary and on substantially the same terms and conditions. In general, the GLB Act permits a national bank that is well-capitalized and well-managed to conduct, through a financial subsidiary, any activity permitted for a financial holding company other than insurance underwriting, insurance investments, real estate investment or development or merchant banking. The total assets of all such financial subsidiaries may not exceed the lesser of 45% of the bank's total assets or $50 billion. The bank must have policies and procedures to assess the financial subsidiary's risk and protect the bank from such risk and potential liability, must not consolidate the financial subsidiary's assets with the bank's and must exclude from its own assets and equity all equity investments, including retained earnings, in the financial subsidiary. State chartered banks may retain, after March 11, 2000, existing subsidiaries engaged in activities that are not authorized under the GLB Act; otherwise, the GLB Act will preempt all state laws regarding the permissibility of certain activities for state chartered banks if such state law is in conflict with the provisions of the GLB Act (with the exception of certain insurance activities), regardless of whether the state law would authorize broader or more restrictive activities. Although the Savings Bank and the Commercial Bank meet all conditions necessary to establish and engage in permitted activities through financial subsidiaries, they have not yet determined whether or the extent to which they will seek to engage in such activities.

         ENFORCEMENT. The FDIC has extensive enforcement authority over insured banks, including the Savings Bank and the Commercial Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist orders and to remove directors and officers, to order divestitures and withhold approval of the acquisition of business or the exercise of powers, to terminate deposit insurance coverage and to place a depository institution in receivership. In general, these enforcement actions may be initiated in response to violations of laws and regulations and to unsafe or unsound practices.

         The FDIC is required, with certain exceptions, to appoint a receiver or conservator for an insured state bank if that bank is "critically undercapitalized." For this purpose, "critically undercapitalized" means having a ratio of tangible capital to total assets of less than 2%. The FDIC may also appoint a conservator or receiver for a state bank on the basis of the institution's financial condition or upon the occurrence of certain events, including : (i) insolvency (whereby the assets of the bank are less than its liabilities to depositors and others), (ii) substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices, (iii) existence of an unsafe or unsound condition to transact business, (iv) likelihood that the bank will be unable to meet the demands of its depositors or to pay its obligations in the normal course of business, and (v) insufficient capital, or the incurring or likely incurring of losses that will deplete substantially all of the institution's capital with no reasonable prospect of replenishment of capital without federal assistance.

         SAFETY AND SOUNDNESS STANDARDS. Pursuant to the requirements of FDICIA, as amended by the Riegle Community Development and Regulatory Improvement Act of 1994, each federal banking agency, including the FDIC, has adopted guidelines establishing general standards relating to internal controls, information and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal stockholder.

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

         PROMPT CORRECTIVE ACTION. FDICIA also established a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, the bank regulators are required to take certain supervisory actions against undercapitalized institutions, based upon five categories of capitalization which FDICIA created: "well capitalized," "adequately capitalized," "undercapitalized," significantly undercapitalized" and "critically capitalized."

         The FDIC's regulations defines the five capital categories as follows:
Generally, an institution will be treated as "well capitalized" if its ratio of total capital to risk-weighted assets is at least 10%, its ratio of Tier 1 capital to risk-weighted assets is at least 6%, its ratio of Tier 1 capital to total assets is at least 5%, and it is not subject to any order or directive by the FDIC to meet a specific capital level. An institution will be treated as "adequately capitalized" if its ratio of total capital to risk-weighted assets is at least 8%, its ratio of Tier 1 capital to risk-weighted assets is at least 4%, and its ratio of Tier 1 capital to total assets is at least 4% (3% if the bank receives the highest rating under the Uniform Financial Institutions Rating System) and it is not a well capitalized institution. An institution that has total risk-based capital of less than 8%, Tier 1 risk-based capital of less than 4% or a leverage ratio that is less than 4% (or less than 3% if the bank receives the highest rating under the Uniform Financial Institutions Rating System) would be considered to be "undercapitalized." An institution that has total risk-based capital of less than 6%, Tier 1 capital of less than 3% or a leverage ratio that is less than 3% would be considered to be "significantly undercapitalized," and an institution that has a tangible capital to assets ratio equal to or less than 2% would be deemed to be "critically undercapitalized."

         The severity of the action authorized or required to be taken under the prompt corrective action regulations increases as a bank's capital decreases within the three undercapitalized categories. All banks are prohibited from paying dividends or other capital distributions or paying management fees to any controlling person if, following such distribution, the bank would be undercapitalized. The FDIC is required to monitor closely the condition of an undercapitalized bank and to restrict the growth of its assets. An undercapitalized bank is required to file a capital restoration plan within 45 days of the date the bank receives notice that it is within any of the three undercapitalized categories, and the plan must be guaranteed by any parent holding company. The aggregate liability of a parent holding company is limited to the lesser of: (1) an amount equal to five percent of the bank's total assets at the time it became "undercapitalized"; and (2) the amount that is necessary (or would have been necessary) to bring the bank into compliance with all capital standards applicable with respect to such bank as of the time it fails to comply with the plan. If a bank fails to submit an acceptable plan, it is treated as if it were "significantly undercapitalized." Banks that are significantly or critically undercapitalized are subject to a wider range of regulatory requirements and restrictions.

         DEPOSIT INSURANCE. Pursuant to FDICIA, the FDIC established a system for setting deposit insurance premiums based upon the risks a particular bank or savings association posed to its deposit insurance funds. Under the risk-based deposit insurance assessment system, the FDIC assigns an institution to one of three capital categories based on the institution's financial information, as of the reporting period ending six months before the assessment period. The three capital categories are (1) well capitalized, (2) adequately capitalized and (3) undercapitalized. The FDIC also assigns an institution to one of three supervisory subcategories within each capital group. With respect to the capital ratios, institutions are classified as well capitalized, adequately capitalized or undercapitalized, using ratios that are substantially similar to the prompt corrective action capital ratios discussed above. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the institution's state supervisor).

         An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Under the final risk-based assessment system, there are nine assessment risk classifications (I.E., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates for deposit insurance currently range from 0 basis points to 27 basis points. The capital and supervisory subgroup to which an institution is assigned by the FDIC is confidential and may not be disclosed. Any increase in insurance assessments could have an adverse effect on the earnings of an insured institution.

         Under the Deposit Insurance Funds Act of 1996 ("Funds Act"), the assessment base for the payments on the bonds ("FICO bonds") issued in the late 1980's by the Financing Corporation to recapitalize the now defunct Federal Savings and Loan Insurance Corporation was expanded to include, beginning January 1, 1997, the deposits of BIF-insured institutions, such as the Savings Bank and the Commercial Bank. The Savings Bank's and the Commercial Bank's total expense in 1999 for the assessment for deposit insurance and the FICO payments was $30,678.

         Under the FDIA, the FDIC may terminate the insurance of an institution's deposits upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. Neither the management of the Savings Bank nor the management of the Commercial Bank knows of any practice, condition or violation that might lead to termination of deposit insurance.

         Under the FDIA, depository institutions are liable to the FDIC for losses suffered or anticipated by the FDIC in connection with the default of a commonly controlled depository institution or any assistance provided by the FDIC to such an institution in danger of default.

         Subsidiary banks of a bank holding company are subject to certain quantitative and qualitative restrictions imposed by the Federal Reserve Act on any extension of credit to, purchase of assets from or issuance of letter of credit on behalf of the bank holding company or its subsidiaries, and on the investment in or acceptance of stocks or securities of such bank holding company or its subsidiaries as collateral for loans. In addition, provisions of the Federal Reserve Act and FRB regulations limit the amounts of, and establish required procedures and credit standards with respect to, loans and other extensions of credit to officers, directors and principal shareholders of the bank holding company or its subsidiaries and related interests of such persons. Moreover, banks are prohibited from engaging in certain tie-in arrangements (with the bank's parent holding company or any of the holding company's subsidiaries) in connection with any extension of credit, lease or sale of property or furnishing of services.

         TRANSACTIONS WITH AFFILIATES OF THE BANK. Transactions between an insured bank and any of its affiliates is governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank.
Currently, a subsidiary of a bank that is not also a depository institution is not treated as an affiliate of the bank for purposes of Sections 23A and 23B, but the FRB has proposed treating any subsidiary of a bank that is engaged in activities not permissible for bank holding companies under the BHCA as an affiliate for purposes of Sections 23A and 23B. Generally, Sections 23A and 23B
(i) limit the extent to which the bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and

(ii) require that all such transactions be on terms that are consistent with safe and sound banking practices. The term "covered transaction" includes the making of loans, purchase of assets, issuance of guarantees and other similar types of transactions. Further, most loans by a bank to any of its affiliate must be secured by collateral in amounts ranging from 100 to 130 percent of the loan amounts. In addition, any covered transaction by a bank with an affiliate and any purchase of assets or services by a bank from an affiliate must be on terms that are substantially the same, or at least as favorable, to the institution as those that would be provided to a non-affiliate.

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

         PROHIBITIONS AGAINST TYING ARRANGEMENTS. Banks are subject to the prohibitions of 12 U.S.C. Section 1972 on certain tying arrangements and extensions of credit by correspondent banks. In general, a depository institution is prohibited, subject to certain exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or certain of its affiliates or not obtain services of a competitor of the institution.

         PRIVACY STANDARDS. Pursuant to the GLB Act, financial institutions are required to establish a policy governing the collection, use and protection of non-public information about their customers and consumers, provide notice of such policy to consumers and provide a mechanism for consumers to opt out of any practice of the institution whereby nonpublic personal information would otherwise be disclosed to unaffiliated third parties. The federal banking agencies, jointly with the Federal Trade Commission and the SEC, have published proposed regulations to implement the privacy standards of the GLB Act. Under the regulations, the Registrant, the Savings Bank and the Commercial Bank will be required to adopt and implement a privacy policy no later than November 13, 2000. The Registrant has not yet determined the extent to which the privacy standards will affect its operations.

         UNIFORM REAL ESTATE LENDING STANDARDS. Pursuant to FDICIA, the federal banking agencies adopted uniform regulations prescribing standards for extensions of credit that are secured by liens on interests in real estate or made for the purpose of financing the construction of a building or other improvements to real estate. Under the joint regulations adopted by the federal banking agencies, all insured depository institutions must adopt and maintain written policies that establish appropriate limits and standards for extensions of credit that are secured by liens or interests in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards (including loan-to- value limits) that are clear and measurable, loan administration procedures, and documentation, approval and reporting requirements. The real estate lending policies must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies that have been adopted by the federal bank regulators.

         The Interagency Guidelines, among other things, require a depository institution to establish internal loan-to-value limits for real estate loans that are not in excess of the following supervisory limits: (i) for loans secured by raw land, the supervisory loan-to-value limit is 65% of the value of the collateral, (ii) for land development loans (I.E., loans for the purpose of improving unimproved property prior to the erection of structures), the supervisory limit is 75%, (iii) for loans for the construction of commercial, multi-family or other non-residential property, the supervisory limit is 80%,
(iv) for loans for the construction of one- to four-family properties, the supervisory limit is 85%, and (v) for loans secured by other improved property (E.G., farmland, completed commercial property and other income-producing property, including non-owner occupied, one- to four-family property), the limit is 85%. Although no supervisory loan-to-value limit has been established for owner-occupied, one- to four-family and home equity loans, the Interagency Guidelines state that for any such loan with a loan-to-value ratio that equals or exceeds 90% at origination, an institution should require appropriate credit enhancement in the form of either mortgage insurance or readily marketable collateral.

         COMMUNITY REINVESTMENT ACT. Under the CRA, an insured depository institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires the FDIC, in connection with its examination of a savings bank, to assess the depository institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications for additional branches and acquisitions.

         Pursuant to current CRA regulations, an institution is evaluated based on its actual performance in meeting community needs, as compared to the process-based assessment factors used under prior CRA regulations. This new evaluation system focuses on three tests: (a) a lending test, to evaluate the institution's record of making loans in its service areas, (b) an investment test, to evaluate the institution's record of investing in community development projects, affordable housing, and programs benefitting low or moderate income individuals and businesses, and (c) a service test, to evaluate the institution's delivery of services through its branches, ATMs and other offices. Small banks are assessed pursuant to a streamlined approach focusing on a lesser range of information and performance standards.

         The CRA requires the FDIC to provide a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system and requires public disclosure of an institution's CRA rating. The Savings Bank received a "satisfactory" rating in its most recent CRA examination.

Federal Home Loan Bank System
-----------------------------

         The Savings Bank is a member of the FHLBNY, which is one of the twelve regional Federal Home Loan Banks ("FHLBs") that comprise the FHLB System. Each of the FHLB's is subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The FHLB System provides a central credit facility primarily for member thrift institutions, as well as other entities involved in home mortgage lending. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLBs. It makes loans to members (i.e., advances) in accordance with policies and procedures, including collateral requirements, established by the respective boards of directors of the FHLBs. These policies and procedures are subject to the regulation and oversight of the FHFB. Long-term advances may only be made for the purpose of providing funds for residential home financing. The FHFB has also established standards of community or investment service that members must meet to maintain access to such long-term advances.

         The Savings Bank, as a member of the FHLBNY, is required to purchase and hold shares of capital stock in the FHLBNY in an amount at least equal to the greater of (i) 1% of the aggregate principal amount of its unpaid mortgage loans, home purchase contracts and similar obligations at the beginning of each year; (ii) 0.3% of its assets; or (iii) 5% (or such greater fraction as established by the FHLB) of its advances from the FHLBNY. Pursuant to the GLB Act, the foregoing minimum share ownership requirement will be replaced by regulations to be promulgated by the FHFB. The GLB Act specifically provides that the minimum requirement in existence immediately prior to adoption of the GLB Act shall remain in effect until such regulations are adopted. The Savings Bank was in compliance with this requirement with an investment in FHLBNY stock at December 31, 1999 of $11.8 million.

Federal Reserve System
----------------------

         Under FRB regulations, each of the Savings Bank and the Commercial Bank is required to maintain non-interest-earning reserves against its transaction accounts (primarily NOW and regular checking accounts). The FRB regulations generally require that reserves of 3% must be maintained against aggregate transaction accounts of $46.5 million or less (subject to adjustment by the FRB) and an initial reserve of $1.4 million plus 10% (subject to adjustment by the FRB between 8% and 14%) against that portion of total transaction accounts in excess of $46.5 million. The first $4.9 million of otherwise reservable balances (subject to adjustments by the FRB) are exempted from the reserve requirements. The Savings Bank is in compliance with the foregoing requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a FRB or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce the Savings Bank's and the Commercial Bank's interest-earning assets.

Federal Bank Holding Company Regulation
---------------------------------------

         GENERAL. The Registrant is a bank holding company subject to examination, regulation and periodic reporting under the BHCA, as administered by the FRB.

         IMPACT OF ENACTMENT OF THE GRAMM-LEACH-BLILEY ACT. Among other things, the GLB Act establishes a comprehensive- framework to permit affiliations among commercial banks, insurance companies and securities firms. Generally, the new law (i) repeals the historical restrictions and eliminates many federal and state law barriers to affiliations among banks and securities firms, insurance companies and other financial service providers, (ii) provides a uniform framework for the activities of banks, savings institutions and their holding companies, (iii) broadens the activities that may be conducted by subsidiaries of national banks and state banks, (iv) provides an enhanced framework for protecting the privacy of information gathered by financial institutions regarding their customers and consumers, (v) adopts a number of provisions related to the capitalization, membership, corporate governance and other measures designed to modernize the FHLB System, (vi) requires public disclosure of certain agreements relating to funds expended in connection with an institution's compliance with the Community Reinvestment Act, and (vii) addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions, including the functional regulation of bank securities and insurance activities.

         Bank holding companies are now permitted to engage in a wider variety of financial activities than permitted under the prior law, particularly with respect to insurance and securities activities. In addition, in a change from the prior law, bank holding companies are in a position to be owned, controlled or acquired by any company engaged in financially related activities.

         ACTIVITY RESTRICTIONS. The BHCA generally limits the Registrant's activities to managing or controlling banks, furnishing services to or performing services for its subsidiaries and engaging in other activities that the FRB determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In determining whether a particular activity is permissible, the FRB must consider whether the performance of such an activity reasonably can be expected to produce benefits to the public that outweigh possible adverse effects. Possible benefits include greater convenience, increased competition and gains in efficiency. Possible adverse effects include undue concentration of resources, decreased or unfair competition, conflicts of interest and unsound banking practices. Some of the principal activities that the FRB has determined by regulation to be so closely related to banking as to be a proper incident thereto are: (i) making or servicing loans; (ii) performing certain data processing services; (iii) providing discount brokerage services; (iv) acting as fiduciary, investment or financial advisor; (v) leasing personal or real property; (vi) making investments in corporations or projects designed primarily to promote community welfare; and (vii) acquiring a savings and loan association.

         The FRB may require that the Registrant terminate an activity or terminate control of or liquidate or divest certain subsidiaries or affiliates when the FRB believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of any of its banking subsidiaries. The FRB also has the authority to regulate provisions of certain bank holding company debt, including authority to impose interest ceilings and reserve requirements on such debt.

         Effective March 11, 2000, the GLB Act expands the range of permitted activities of certain bank holding companies to include the offering of virtually any type of service that is financial in nature or incidental thereto, including banking, securities underwriting, insurance (both underwriting and agency), merchant banking, acquisitions of and combinations with insurance companies and securities firms and additional activities that the FRB, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. In order to engage in these new activities, a bank holding company must qualify and register with the FRB as a financial holding company. To qualify as a financial holding company, a bank holding company must demonstrate that each of its bank subsidiaries is well-capitalized and well-managed and has a rating of "satisfactory" or better under the CRA. Certain of the additional activities authorized under the GLB Act may also be undertaken by a financial subsidiary of a bank. Under the GLB Act, a functional system of regulation will apply to financial holding companies under which banking activities will be regulated by the federal banking regulators, securities activities will be regulated by the federal securities regulators, and insurance activities will be subject to regulation by the appropriate state insurance authorities.

         Although the Registrant currently meets all standards required for qualification as a financial holding company, it has not yet determined whether it will seek to qualify as, or engage in any of the additional activities authorized for, a financial holding company. The Registrant is examining its business plan to determine whether, based on market conditions, the financial condition of the

Registrant and its subsidiaries, regulatory capital requirements, general economic conditions and other requirements, it desires to utilize any of the expanded powers permitted by the GLB Act.

         ACQUISITION AND SALE OF CONTROL. Under the federal Change in Bank Control Act ("CBCA"), any person (including a company), or group acting in concert, seeking to acquire 10% or more of the outstanding shares of the Registrant's common stock will be required to submit prior notice to the FRB, unless the FRB has found that the acquisition of such shares will not result in a change in control of the Registrant. Under the CBCA, the FRB has 60 days within which to act on such notice, taking into consideration certain factors, including the financial and managerial resources of the acquiror, the convenience and needs of the communities served by the Registrant and the Savings Bank, and the antitrust effects of the acquisition. Under the BHCA, any company would be required to obtain prior approval from the FRB before it may obtain "control" of the Registrant within the meaning of the BHCA. Control generally is defined under the BHCA to mean the ownership or power to vote 25% or more of any class of voting securities of the Registrant or the ability to control in any manner the election of a majority of the Registrant's directors.

         The Registrant is required to obtain the prior approval of the FRB to acquire all, or substantially all, of the assets of any bank or bank holding company. Prior FRB approval will be required for the Registrant to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if, after giving effect to such acquisition, it would, directly or indirectly, own or control more than 5% of any class of voting shares of such bank or bank holding company.

         CAPITAL; DIVIDENDS; SHARE REPURCHASES; SOURCE OF STRENGTH. The FRB imposes certain capital requirements on the Registrant under the BHCA, including a minimum leverage ratio and a minimum ratio of "qualifying" capital to risk-weighted assets. These minimum requirements are substantially the same as the FDIC's minimum capital requirements described above under "Federal Banking Regulation -- Capital Requirements." Subject to its capital requirements and certain other restrictions, the Registrant is able to borrow money to make a capital contribution to the Savings Bank or the Commercial Bank, and such loans may be repaid from dividends paid from the Savings Bank or the Commercial Bank to the Registrant. The Registrant is also able to raise capital for contribution to the Savings Bank or the Commercial Bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

         The following table shows the Registrant's actual capital amounts and its capital ratios at December 31, 1999, as compared to the minimum amounts and ratios:


                                                                        MINIMUM CAPITAL
                                         COMPANY ACTUAL                    ADEQUACY
                                         --------------                    --------
                                      AMOUNT           RATIO         AMOUNT          RATIO
                                      ------           -----         ------          -----
                                                                     (DOLLARS IN THOUSANDS)
Leverage (Tier 1) capital......      $73,214           12.67%       $23,122          4.00%

Risk-based capital:
    Tier 1.....................       73,214           23.94         12,231          4.00
    Total......................       75,168           24.58         24,462          8.00

         As the table shows, the Registrant exceeded the minimum capital adequacy requirements at the date indicated.

         The Registrant is required to give the FRB prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, will be equal to 10% or more of the company's consolidated net worth. The FRB may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, FRB order or directive, or any condition imposed by, or written agreement with, the FRB. Such notice and approval is not required for a bank holding company that would be treated as "well capitalized" under applicable regulations of the FRB, that has received a composite "1" or "2" rating at its most recent bank holding company examination by the FRB, and that is not the subject of any unresolved supervisory issues.

         Regulations of the FRB provide that a bank holding company must serve as a source of strength to any of its subsidiary banks and must not conduct its activities in an unsafe or unsound manner. A bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. Under the prompt corrective action provisions of FDICIA, a bank holding company parent of an undercapitalized subsidiary bank would be directed to guarantee, within limitations, the capital restoration plan that is required of such an undercapitalized bank. See "Federal Banking Regulation -- Prompt Corrective Action" above. If the undercapitalized bank fails to file an acceptable capital restoration plan or fails to implement an accepted plan, the FRB may prohibit the bank holding company parent of the undercapitalized bank from paying any dividend or making any other form of capital distribution without the prior approval of the FRB.

New York Holding Company Regulation
-----------------------------------

         Under the Banking Law, certain companies owning or controlling banks are regulated as a bank holding company. For purposes of the Banking Law, the term "bank holding company" is defined generally to include any "company" that, directly or indirectly, either (a) controls the election of a majority of the directors or (b) owns, controls or holds with power to vote more than 10% of the voting stock of a bank holding company or, if the company is a banking institution, another banking institution, or 10% or more of the voting stock of each of two or more banking institutions. The term "company" is defined to include corporations, partnerships and other types of business entities, chartered or doing business in New York, and the term "banking institution" is defined to include commercial banks, stock savings banks and stock savings and loan associations.

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

         Directors, officers and employees of a New York State bank holding company are subject to limitations regarding their affiliation with securities underwriting or distribution firms and with other bank holding companies, and directors and executive officers are subject to limitations regarding loans obtained from certain of the holding company's banking subsidiaries. Although the Registrant is not a bank holding company for purposes of the Banking Law, any future acquisition of ownership, control, or the power to vote 10% or more of the voting stock of another banking institution or bank holding company having its principal office in the State of New York would cause it to become such.

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

         In the past, branching across state lines was not generally available to a state bank, such as the Savings Bank. While out-of-state branches were authorized under the Banking Law, similar authority was not generally available under the laws of most other states. Beginning June 1, 1997, the Interstate Banking Act, permitted the responsible federal banking agencies to approve merger transactions between banks located in different states, regardless of whether the merger would be prohibited under state law. Accordingly, the Interstate Banking Act permits a bank to have branches in more than one state.

         Before any bank acquisition can be completed, prior approval thereof may also be required to be obtained from other agencies having supervisory jurisdiction over the bank to be acquired, including the NYSBD. The Interstate Banking Act will facilitate the consolidation of the banking industry that has taken place over recent years and will allow the creation of larger, presumably more efficient, banking networks.

Federal Securities Law
----------------------

         The Registrant's securities are registered with the SEC under the Securities Exchange Act of 1934, as amended ("Exchange Act"), and the Registrant is subject to the information, proxy solicitation, insider trading and other requirements and restrictions of the Exchange Act.


ITEM 2.           PROPERTIES

         The Savings Bank conducts its business through its main office in Warwick, New York and its four branch offices located in Monroe, Woodbury, Wallkill and Newburgh, New York. The Commercial Bank conducts its business through its office in Lodi, New Jersey. Management believes that the Savings Bank's and the Commercial Bank's current facilities are adequate to meet the present and immediately foreseeable needs of the Savings Bank, the Commercial Bank and the Registrant.

         The following sets forth information regarding the Savings Bank's branches and loan production offices and the Commercial Bank's office at December 31, 1999.


                                                            LEASED                DATE                 LEASE
                                                              OR                LEASED OR            EXPIRATION
                                                             OWNED              ACQUIRED                DATE
                                                             -----              --------                ----
SAVINGS BANK
------------
Main Office:
         18 Oakland Avenue
         Warwick, New York 10990                            Owned                 1972                   N/A

Branches:
         591 Route 17M
         Monroe, New York 10950                             Owned                 1976                  N/A

         556 Route 32
         Highland Mills, New York 10930                     Owned                 1979                  N/A

         1 Industrial Avenue
         Wallkill, New York 10940                           Owned                 1998                  N/A

         1425 Route 300
         Newburgh, New York 12550                         Land Leased             1999                12/06/29

Loan Production Offices:
         263 NYS Route 17K
         Newburgh, New York                                 Leased                1998                09/20/01

         Taconic Plaza Shopping Center, Store #10
         Route 52
         East Fishkill,  New York                           Leased                1997                01/31/01

         151 South Main Street, Suite 104
         New City, New York                                 Leased                1997                04/30/00

                                                            LEASED                DATE                 LEASE
                                                              OR                LEASED OR            EXPIRATION
                                                             OWNED              ACQUIRED                DATE
                                                             -----              --------                ----
         799 Franklin Avenue
         Franklin Lakes, New Jersey                        Leased                 1999                09/20/01

COMMERCIAL BANK
---------------
                                                           Leased                 1999                03/31/02
             The Towne Center Bank
             15 Washington Street
             Lodi, New Jersey 07644


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


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS' MATTERS

         The information required by this item appears under the caption "Market for Common Stock" on page F15 of the Registrant's Annual Report to Shareholders for the year ended December 31, 1999 and is incorporated herein by reference.


ITEM 6.           SELECTED FINANCIAL DATA

         The information required by this item appears on pages F2 through F3, inclusive, of the Registrant's Annual Report to Shareholders for the year ended December 31, 1999 and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by this item appears on pages F4 through F15, inclusive, of the Registrant's Annual Report to Shareholders for the year ended December 31, 1999 and is incorporated herein by reference.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required by this item appears on pages F5 through F7, inclusive, of the Registrant's Annual Report to Shareholders for the year ended December 31, 1999 and is incorporated herein by reference.


ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this item appears on pages F16 through F39, inclusive, of the Registrant's Annual Report to Shareholders for the year ended December 31,1999 and is incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 10.          DIRECTORS AND OFFICERS OF THE REGISTRANT

         The information required by this item appears under the caption "Election of Directors" on pages 5 through 10, inclusive, and under the caption "Compliance with Section 16(a) of the Exchange Act" on pages 21 and 22 of the Registrant's Proxy Statement ("Proxy Statement") for its 2000 Annual Meeting of Shareholders to be held on April 18, 2000 and is incorporated herein by reference.


ITEM 11.          EXECUTIVE COMPENSATION

         The information required by this item appears on pages 13 through 21, inclusive, of the Registrant's Proxy Statement and is incorporated herein by reference.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item appears under the captions "Stock Ownership of Certain Beneficial Owners" on pages 2 and 3, inclusive, and "Stock Ownership of Management" on pages 4 and 5, inclusive, of the Registrant's Proxy Statement and is incorporated herein by reference.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item appears under the caption "Transactions with Certain Related Persons" on page 21 of the Registrant's Proxy Statement and is incorporated herein by reference.


                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                  8-K

(a)      1.       The following consolidated financial statements of the
                  Registrant and its subsidiaries, and the independent auditors' report thereon, included on pages F16 through F40 of the Registrant's Annual Report to Shareholders for the year ended
                  December 31, 1999 are incorporated herein by reference:

                           Consolidated Statements of Financial Condition as of December 31, 1999 and December 31, 1998;

                           Consolidated Statements of Income for Each of the Years in the Three-Year Period Ended December 31, 1999;

                           Consolidated Statements of Changes in Stockholders' Equity for Each of the Years in the Three-Year Period Ended December 31, 1999;

                           Consolidated Statements of Cash Flows for Each of the Years in the Three-Year Period Ended December 31, 1999;

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

                  10.1 Employment Agreement by and between Warwick Community Bancorp, Inc. and Timothy A. Dempsey (2)

                  10.2 Employment Agreement by and between Warwick Community Bancorp, Inc. and Ronald J. Gentile (2)

                  10.3 Employment Agreement by and between Warwick Community Bancorp, Inc. and Arthur W. Budich (2)

                  10.4 Employment Agreement by and between Warwick Community Bancorp, Inc. and Nancy L. Sobotor-Littell (2)

                  10.5 Employee Retention Agreement by and between The Warwick Savings Bank and Donna M. Lyons (2)

                  10.6 Employee Retention Agreement by and between The Warwick Savings Bank and Barbara A. Rudy (2)

                  10.7 Employee Retention Agreement by and between The Warwick Savings Bank and Arthur S. Anderson (2)

                  10.8 Recognition and Retention Plan of Warwick Community Bancorp, Inc. (3)

                  10.9 Trust Agreement between Warwick Community Bancorp, Inc. and Orange County Trust Company for the Recognition and Retention Plan of Warwick Community Bancorp, Inc. (2)

                  10.10    Stock Option Plan of Warwick Community Bancorp, Inc.
                           (3)

                  10.11 Warwick Community Bancorp, Inc. Employee Stock Ownership Plan (1)

                  10.12 Trust Agreement between Warwick Community Bancorp, Inc. and Marine Midland Bank for the Warwick Community Bancorp, Inc. Employee Stock Ownership Plan
                           (2)

                  10.13 Loan Agreement by and between the Warwick Community Bancorp, Inc. Employee Stock Ownership Trust and Warwick Community Bancorp, Inc. (2)

                  10.14    Benefit Restoration Plan of The Warwick Savings Bank
                           (1)

                  10.15 Grantor Trust Agreement by and between The Warwick Savings Bank and Marine Midland Bank for the Benefit Restoration Plan of The Warwick Savings Bank (2)

                  10.16    The Warwick Savings Bank 401(k) Savings Plan (1)

                  10.17 Trust Agreement between The Warwick Savings Bank and Marine Midland Bank for The Warwick Savings Bank 401(k) Savings Plan Employer Stock Fund (2)

                  10.18 First Amendment to Employment Agreement by and between Warwick Community Bancorp, Inc. and Timothy
                           A. Dempsey (4)

                  10.19 First Amendment to Employment Agreement by and between Warwick Community Bancorp, Inc. and Ronald J. Gentile (4)

                  10.20 First Amendment to Employment Agreement by and between Warwick Community Bancorp, Inc. and Arthur W. Budich (4)

                  10.21 First Amendment to Employment Agreement by and between Warwick Community Bancorp, Inc. and Nancy L. Sobotor-Littell (4)

                  10.22 First Amendment to the Stock Option Plan of Warwick Community Bancorp, Inc. (5)

                  10.23 First Amendment to the Recognition and Retention Plan of Warwick Community Bancorp, Inc. (5)

                  10.24 Employment Agreement by and among Warwick Community Bancorp, Inc., The Towne Center Bank and Fred G. Kowal

                  10.25 Employment Agreement by and among Warwick Community Bancorp, Inc., The Towne Center Bank and Lawrence D. Haggerty

                  11.1     Statement re: Computation of per share earnings

                  13.1     1999 Annual Report to Shareholders

                  21.1     Subsidiaries of the Registrant

                  27.1     Financial Data Schedule (EDGAR filing only)

                  99.1     Proxy Statement for the 2000 Annual Meeting of
                           Shareholders

---------------------------


         (1) Incorporated herein by reference to the Exhibits to the Registrant's Registration Statement on Form S-1, filed on September 19, 1997, Registration No. 333-36021.

         (2) Incorporated herein by reference to the Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1998.

         (3) Incorporated herein by reference to the Registrant's definitive Proxy Statement for the Special Meeting of Shareholders held on June 24, 1998.

         (4) Incorporated herein by reference to the Exhibits to the Registrant's Annual Report on Form 10-K for the transition period from June 1, 1998 to December 31, 1998.

         (5) Incorporated herein by reference to the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders held on April 20, 1999.


(b) No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         WARWICK COMMUNITY BANCORP, INC.



Dated: March 30, 2000                    BY:/s/ Timothy A. Dempsey
                                            ------------------------------------
                                                Timothy A. Dempsey
                                                Chairman of the Board and
                                                Chief Executive Officer




                                         BY:/s/ Arthur W. Budich
                                            ------------------------------------
                                                Arthur W. Budich
                                                Senior Vice President, Treasurer
                                                and Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Signature                                       Title                                          Date
                                                Chairman of the Board and Chief                March 30, 2000
/s/ Timothy A. Dempsey                          Executive Officer and Director
-----------------------------------------------
Timothy A. Dempsey
                                                President and Chief Operating                  March 30, 2000
/s/ Ronald J. Gentile                           Officer and Director
-----------------------------------------------
Ronald J. Gentile
                                                Director                                       March 30, 2000
/s/ Frances M. Gorish
-----------------------------------------------
Frances M. Gorish
                                                Director

-----------------------------------------------
R. Michael Kennedy
                                                Director

-----------------------------------------------
Fred M. Knipp
                                                Director

-----------------------------------------------
Emil R. Krahulik
                                                Director                                       March 30, 2000
/s/ Thomas F. Lawrence, Jr.
-----------------------------------------------
Thomas F. Lawrence, Jr.
                                                Director

-----------------------------------------------
John J. McDermott III
                                                Director                                       March 30, 2000
/s/ Henry L. Nielsen, Jr.
-----------------------------------------------
Henry L. Nielsen, Jr.
                                                Director                                       March 30, 2000
/s/ John W. Sanford III
-----------------------------------------------
John W. Sanford III
                                                Director                                       March 30, 2000
/s/ Robert N. Smith
-----------------------------------------------
Robert N. Smith