Form 10-Q
period 2000-03-31
WARWICK COMMUNITY BANCORP INC
filed 2000-05-15
CIK 1046209

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2000

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                  to
                                        ----------------    ----------------

         Commission File Number: 0-23293


                         WARWICK COMMUNITY BANCORP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


        DELAWARE                                                06-1497903
(STATE OR OTHER JURISDICTION                                 (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NO.)

                        18 OAKLAND AVENUE, WARWICK, NEW YORK          10990-0591
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


         As of May 3, 2000, there were 5,381,076 shares of the registrant's common stock outstanding.

                                    FORM 10-Q
                         WARWICK COMMUNITY BANCORP, INC.
                                      INDEX
                                                                          Page
PART I-- FINANCIAL INFORMATION                                            Number
------------------------------                                            ------

Item 1.       Financial Statements -- Unaudited

              Consolidated Statements of Financial Condition at
              March 31, 2000 and December 31, 1999                             3

              Consolidated Statements of Income for the three months
               ended March 31, 2000 and 1999                                   4

              Consolidated Statement of Changes in Equity for
               the three months ended March 31, 2000                           5

              Consolidated Statements of Cash Flows for the three
               months ended March 31, 2000 and 1999                            6

              Notes to Unaudited Consolidated Financial Statements           7-9

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          10-16

Item 3.       Quantitative and Qualitative Disclosures about Market Risk      17

PART II -- OTHER INFORMATION
----------------------------

Item 1.       Legal Proceedings                                               17

Item 2.       Changes in Securities                                           17

Item 3.       Defaults Upon Senior Securities                                 17

Item 4.       Submission of Matters to a Vote of Security Holders             17

Item 5.       Other Information                                               17

Item 6.       Exhibits and Reports on Form 8-K                                17

Signature Page                                                                18

Exhibit Index                                                                 19

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

PART I --  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS -- UNAUDITED
           ---------------------------------

                WARWICK COMMUNITY BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)

                                                                        March 31, 2000           December 31, 1999
                                                                        --------------           -----------------
                                                                                 (Dollars in thousands)
                            ASSETS
   Cash on hand and in banks...................................           $  12,897                $  22,209

   Federal funds sold..........................................                 --                     7,665
   Securities:
          Available-for-sale, at fair value....................             186,819                  185,072
          Held-to-maturity, at amortized cost (fair value of
          $1,717 at March 31, 2000 and $1,410 at
          December 31, 1999)...................................               1,726                    1,418
                                                                          ---------                ---------
            Total securities...................................             188,545                  186,490
                                                                          ---------                ---------
   Mortgage loans..............................................             291,880                  275,229
   Commercial loans............................................              56,021                   45,392
   Consumer loans..............................................              29,635                   30,641
                                                                          ---------                ---------
            Total loans........................................             377,536                  351,262
   Allowance for loan losses...................................              (2,111)                  (1,941)
                                                                          ---------                ---------
            Total loans, net...................................             375,425                  349,321
                                                                          ---------                ---------
   Accrued interest receivable.................................               3,357                    3,217
   FHLBNY stock................................................              12,533                   11,752
   Bank premises & equipment, net..............................               7,815                    7,789
   Other assets................................................              24,295                    9,270
                                                                          ---------                ---------
            Total assets.......................................           $ 624,867                $ 597,713
                                                                          =========                =========

             LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Deposits:
   NOW and money market........................................           $  76,692                $  69,455
   Savings.....................................................              92,783                   84,671
   Certificates of deposit.....................................              89,986                   89,223
   Non-interest-bearing checking...............................              35,266                   39,723
                                                                          ---------                ---------
            Total depositor accounts...........................             294,727                  283,072
   Mortgage escrow funds.......................................               1,388                    1,488
   Accrued interest payable....................................               1,591                    1,574
   Securities sold under agreements to repurchase..............              67,112                   37,375
   FHLBNY advances.............................................             188,000                  201,675
   Other liabilities...........................................               7,595                    5,957
                                                                          ---------                ---------
            Total liabilities..................................             560,413                  531,141
                                                                          ---------                ---------

                       STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value; 5,000,000 authorized; none
          issued...............................................                  --                       --
   Common stock, $.01 par value; 15,000,000 shares authorized;
          6,606,548 shares issued; 4,820,864 and 5,054,281
          shares outstanding as of March 31, 2000 and
          December 31, 1999, respectively......................                  66                       66
   Additional paid-in capital..................................              62,921                   62,978
   Retained earnings...........................................              33,133                   32,430
   Accumulated other comprehensive income(loss), net...........              (7,230)                  (6,832)
   Unallocated ESOP common stock (388,443 and 400,020
          shares at March 31, 2000 and December 31, 1999,
          respectively)........................................              (6,335)                  (6,515)
   Unearned RRP common stock (171,769 and 184,989 shares at
          March 31, 2000 and December 31, 1999,
          respectively).........................................             (3,032)                  (3,263)
                                                                          ---------                ---------
                                                                             79,523                   78,864
   Treasury stock (1,225,472 and 967,258 shares at March 31,
          2000 and December 31, 1999, respectively).............            (15,069)                 (12,292)
                                                                          ---------                ---------
            Total stockholders' equity.........................             64,454                   66,572
                                                                          ---------                ---------
            Total liabilities and stockholders' equity.........           $ 624,867                $ 597,713
                                                                          =========                =========

            SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS.

                WARWICK COMMUNITY BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                          For the Three Months
                                                            Ended March 31,
                                                           ------------------
                                                           2000          1999
                                                           ----          ----
                                                       (In thousands, except per
                                                              share amounts)
Interest Income:
     Interest on mortgage loans......................   $  5,283      $  3,845
     Interest on other loans.........................      1,753         1,164
     Interest and dividends on securities............      3,570         2,570
     Interest on federal funds sold..................         13            --
     Interest on short-term money market
      instruments....................................          9             5
                                                        --------      --------
          Total interest income......................     10,628         7,584
                                                        --------      --------

Interest Expense:
     Time deposits...................................      1,193           838
     Money market deposits...........................        502           327
     Savings deposits................................        665           683
     Mortgagors' escrow deposits.....................         24            30
     Borrowed funds..................................      3,473         1,559
                                                        --------      --------
          Total interest expense.....................      5,857         3,437
                                                        --------      --------
          Net interest income........................      4,771         4,147
                                                        --------      --------

Provision for Loan Losses............................       (186)         (125)
                                                        --------      --------
     Net interest income after provision for loan
      losses.........................................      4,585         4,022
                                                        --------      --------

Non-Interest Income:
     Service and fee income..........................        806           617
     Securities transactions.........................         20           579
     Loan transactions...............................         21            31
     Other income....................................        270           130
                                                        --------      --------
          Total non-interest income, net.............      1,117         1,357
                                                        --------      --------

Non-Interest Expense:
     Salaries and employee benefits..................      2,317         2,173
     FDIC insurance..................................         15             8
     Occupancy.......................................        483           342
     Data processing.................................        309           247
     Advertising.....................................         66           134
     Professional fees...............................        167            80
     Other...........................................        762           669
                                                        --------      --------
          Total non-interest expense.................      4,119         3,653
                                                        --------      --------

     Income before provision for income taxes........      1,583         1,726
Provision for Income Taxes...........................        521           727
                                                        --------      --------
     Net income......................................   $  1,062      $    999
                                                        ========      ========

Weighted Average:
     Common shares...................................      4,967         5,751
     Dilutive stock options..........................         --            --
                                                        --------      --------
                                                           4,967         5,751
                                                        ========      ========
Earnings per Share:
     Basic...........................................   $   0.21      $   0.17
                                                        ========      ========
     Diluted.........................................   $   0.21      $   0.17
                                                        ========       ========

            SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS.

                WARWICK COMMUNITY BANCORP, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
                                   (UNAUDITED)

                                                                 Accumulated
                                                                    Other
                                         Additional             Comprehensive    Unallocated     Unearned
                                 Common   Paid In    Retained   Income(Loss),    Common Stock  Common Stock  Treasury  Comprehensive
                                  Stock   Capital    Earnings        net         Held by ESOP   Held by RRP   Stock    Income(Loss)
                                  -----   -------    --------        ---         ------------  ------------   -----    ------------
                                                                       (In thousands)
BALANCE, December 31,1998......   $ 66   $ 63,374    $ 30,458     $ 1,727          $(7,208)      $(4,180)     $     --

   Net Income, January 1, 1999
   - March 31, 1999............     --         --         999          --               --            --            --    $   999

   Unrealized depreciation on
   securities available-for-
   sale, net...................     --         --          --      (1,318)              --            --            --     (1,318)
                                                                                                                          -------
   Comprehensive income........     --         --          --          --               --            --                  $  (319)
                                                                                                                          =======
   Purchase of treasury
   stock.......................     --         --          --          --               --            --        (4,859)

   Allocation of ESOP stock....     --         (6)         --          --               78            --            --

   Cash dividends paid.........     --         --        (282)         --               --            --            --

   Allocation of RRP stock.....     --         --          --          --               --           229            --
                                  ----   --------    --------     -------          -------       -------      --------
BALANCE, March 31, 1999........   $ 66   $ 63,368    $ 31,175     $   409          $(7,130)      $(3,951)     $ (4,859)
                                  ====   ========    ========     =======          =======       =======      ========
BALANCE, December 31, 1999.....   $ 66   $ 62,978    $ 32,430     $(6,832)         $(6,515)      $(3,263)     $(12,292)

   Net Income, January 1, 2000
   March 31, 2000..............     --         --       1,062          --               --            --            --    $ 1,062

   Unrealized depreciation on
   securities available-for-
   sale, net...................     --         --          --        (398)              --            --            --       (398)
                                                                                                                          -------
   Comprehensive income........     --         --          --          --               --            --            --    $   664
                                                                                                                          =======
   Purchase of treasury stock..     --         --          --          --               --            --        (2,777)

   Allocation of ESOP stock....     --        (57)         --          --              180            --            --

   Cash dividends paid.........     --         --        (359)         --               --            --            --

   Earned portion of RRP.......     --         --          --          --               --           231            --
                                  ----   --------    --------     -------          -------       -------      --------
BALANCE, March 31, 2000........   $ 66   $ 62,921    $ 33,133     $(7,230)         $(6,335)      $(3,032)     $(15,069)
                                  ====   ========    ========     =======          =======       =======      ========


            SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS.

                WARWICK COMMUNITY BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   For the Three Months
                                                                                     Ended March 31,
                                                                                     ---------------
                                                                                 2000               1999
                                                                                 ----               ----
                                                                                      (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..................................................................   $  1,062           $    999
Adjustments to reconcile net income to net cash used in operating activities:
          Depreciation......................................................        211                156
          Accretion of discount on investment securities....................       (515)              (377)
          Net (increase)/decrease in accrued interest receivable............       (140)               147
          Increase in mortgage servicing rights and other assets............    (15,027)            (3,158)
          Provision for loan losses.........................................        186                125
          Net gain on sales of loans........................................        (21)               (31)
          Net gain on sales of securities...................................        (20)              (579)
          Increase in accrued interest payable..............................         17                 95
          Increase in accrued expenses and other liabilities................      1,639                282
                                                                               --------           --------
Total reconciliation adjustments............................................    (13,670)            (3,340)
                                                                               --------           --------
          Net cash used in operating activities.............................    (12,608)            (2,341)
                                                                               --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and calls of securities............................        650              6,550
Purchases of securities.....................................................     (5,165)           (29,496)
Proceeds from sale of trading securities and securities
 available-for-sale.........................................................      2,016              3,698
Principal repayments from mortgage-backed securities........................      2,770              6,524
Purchases of FHLBNY capital stock...........................................       (781)            (1,125)
Net increase in loans.......................................................    (28,580)            (7,309)
Purchases of fixed assets, net..............................................       (114)              (222)
                                                                               --------           --------
          Net cash used in investing activities.............................    (29,204)           (21,380)
                                                                               --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits.........................................     11,655             (1,074)
Net decrease in escrow deposits.............................................       (100)              (179)
Net increase in borrowed funds..............................................     16,062             29,020
Dividends on common stock...................................................       (359)              (282)
Purchase of treasury stock..................................................     (2,777)            (4,859)
ESOP allocation.............................................................        123                 78
RRP allocation..............................................................        231                229
                                                                               --------           --------
          Net cash provided by financing activities.........................     24,835             22,933
                                                                               --------           --------
          Net decrease in cash .............................................   $(16,977)          $   (788)
                                                                               ========           ========

CASH AT BEGINNING OF PERIOD.................................................   $ 29,874           $ 10,511
CASH AT END OF PERIOD.......................................................     12,897              9,723
                                                                               --------           --------
CHANGE IN CASH..............................................................   $(16,977)          $   (788)
                                                                               ========           ========

            SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS.

                         WARWICK COMMUNITY BANCORP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.        BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements include the accounts of Warwick Community Bancorp, Inc. ("Company"), its savings bank subsidiary, The Warwick Savings Bank ("Savings Bank"), and its commercial bank subsidiary, The Towne Center Bank ("Commercial Bank").

         The unaudited consolidated financial statements included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results of operations that may be expected for the entire year ending December 31, 2000. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission.

         These unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's 1999 Annual Report to Shareholders.

2.       EARNINGS PER SHARE

          Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average number of shares outstanding for the period, adjusted for the unallocated portion of the shares held by the Warwick Community Bancorp, Inc. Employee Stock Ownership Plan ("ESOP") in accordance with AICPA Statement of Position 93-6, "Employers Accounting for Employee Stock Ownership Plans," and unearned shares held by the Recognition and Retention Plan of Warwick Community Bancorp, Inc. ("RRP"). Diluted earnings per share, which reflects the potential dilution that could occur if outstanding stock options were exercised and resulted in the issuance of common stock that then shared in the earnings of the Company, is computed by dividing net income by the weighted average number of common shares and dilutive instruments. As of March 31, 2000 and 1999, the Company had no securities that could be converted into common stock nor does the Company have any contracts that could result in the issuance of common stock, except for options granted under the Stock Option Plan of Warwick Community Bancorp, Inc. ("Stock Option Plan").

3.       COMPREHENSIVE INCOME

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


                                                     At March 31, 2000          At December 31, 1999
                                                     -----------------          --------------------
                                                                Percent                      Percent
                                                   Amount       of Total       Amount       of Total
                                                   ------       --------       ------       --------
                                                                (Dollars in thousands)
Mortgage loans:
--------------
Conventional one- to four-family loans..........  $256,784       67.95%       $239,522        68.10%
Mortgage loans held for sale....................     2,500        0.66           4,163         1.18
VA and FHA loans................................       109        0.03             213         0.06
Home equity loans...............................    23,752        6.29          22,317         6.35
Residential construction loans..................    16,558        4.38          18,222         5.18
Undisbursed portion of construction loans.......    (7,022)      (1.86)         (8,399)       (2.39)
                                                  --------      ------        --------       ------
   Total mortgage loans.........................   292,681       77.45         276,037        78.48
                                                  --------      ------        --------       ------

Consumer and other loans:
------------------------
Commercial loans by type:
   Non-farm and non-residential.................    28,164        7.45          23,820         6.77
   One- to four-family residential..............     1,771        0.47           1,961         0.56
   Multi-family.................................     8,625        2.28           2,231         0.63
   Farm.........................................       786        0.21             794         0.23
   Acquisition, development and
    construction................................     3,659        0.97           5,074         1.44
   Term loans...................................       933        0.25             338         0.10
   Installment loans............................     4,653        1.23           4,488         1.28
   Demand loans.................................       331        0.09             335         0.10
   Time loans...................................       601        0.16             729         0.21
   SBA loans....................................       194        0.05             205         0.06
   Lines-of-credit..............................     5,671        1.50           4,833         1.37
   Loans and draws disbursed................           250        0.07             327         0.09
   Non-accrual..................................       460        0.12             418         0.12
                                                  --------      ------        --------       ------
   Total commercial loans.......................    56,098       14.85          45,553        12.95
Automobile......................................    24,629        6.51          26,994         7.67
Student.........................................       344        0.09             195         0.06
Credit card.....................................     1,007        0.27           1,196         0.34
Other consumer loans............................     3,134        0.83           1,747         0.50
                                                  --------      ------        --------       ------
Total consumer loans                                29,114        7.70          30,132         8.57
                                                  --------      ------        --------       ------
   Total consumer and other loans...............    85,212       22.55          75,685        21.52
                                                  --------      ------        --------       ------
   Total loans..................................   377,893      100.00%        351,722       100.00%
                                                                ======                       ======
Discount, premiums and deferred loan fees, net..      (357)                       (460)
Allowance for loan   losses.....................    (2,111)                     (1,941)
                                                  --------                    --------
   Total loans, net.............................  $375,425                    $349,321
                                                  ========                    ========

5.       NON-PERFORMING ASSETS

         The following table sets forth information regarding non-accrual loans, other past due loans and other real estate owned at the dates indicated.


                                                                    March 31,                 December 31,
                                                                      2000                        1999
                                                                      ----                        ----
                                                                           (Dollars in thousands)
Non-accrual mortgage loans delinquent more
than 90 days...................................................     $   514                     $   693
Non-accrual other loans delinquent more than 90 days...........         536                         521
                                                                    -------                     -------
Total non-accrual loans........................................       1,050                       1,214
Total 90 days or more delinquent and still accruing............         544                         822
                                                                    -------                     -------
Total non-performing loans.....................................       1,594                       2,036
Total foreclosed real estate, net of related allowance for
losses.........................................................         574                         415
                                                                    -------                     -------
Total non-performing assets....................................     $ 2,168                     $ 2,451
                                                                    =======                     =======
Non-performing loans to total loans............................        0.42%                       0.58%
Total non-performing assets to total assets....................        0.35%                       0.41%

6.       ALLOWANCE FOR LOAN LOSSES

         The following table sets forth the activity in the Company's allowance for loan losses at and for the periods indicated.


                                                             Three Months Ended                      Year Ended
                                                                 March 31,                          December 31,
                                                                 ---------                          ------------
                                                        2000                     1999                   1999
                                                        ----                     ----                   ----
                                                                      (Dollars in thousands)
ALLOWANCE FOR LOAN LOSSES:
--------------------------
Balance at beginning of period...............        $ 1,941                  $ 1,727                 $ 1,727
CHARGE-OFFS:
      Real estate mortgage loans.............              7                        2                     157
      Commercial loans.......................              9                       25                     161
      Consumer loans.........................              3                       15                      54
                                                     -------                  -------                 -------
      Total charge-offs......................             19                       42                     372
RECOVERIES:
      Real estate mortgage loans.............              0                       23                      23
      Commercial loans.......................              0                        0                      42
      Consumer loans.........................              3                        2                      21
                                                     -------                  -------                 -------
      Total recoveries.......................              3                       25                      86

Provision for loan losses....................            186                      125                     500
                                                     -------                  -------                 -------
Balance at end of Period.....................        $ 2,111                  $ 1,835                 $ 1,941
                                                     =======                  =======                 =======

Ratio of net charge-offs during the period to
average loans outstanding....................           0.00%                    0.01%                   0.10%
Ratio of allowance for loan losses to total
loans at end of period.......................           0.56%                    0.67%                   0.55%
Ratio of allowance for loan losses to non-
performing loans.............................          132.37%                  81.30%                  95.33%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           ---------------------------------------------------------------

GENERAL

         Warwick Community Bancorp, Inc. ("Company"), headquartered in Warwick, New York, is a bank holding company incorporated in September 1997 under the laws of the State of Delaware and is registered under the Bank Holding Company Act of 1956, as amended. The primary business of the Company is the operation of its subsidiaries, The Warwick Savings Bank, a New York State chartered stock savings bank ("Savings Bank"), and The Towne Center Bank, a de novo commercial bank formed by the Company under the laws of the State of New Jersey, which opened for business on October 26, 1999 ("Commercial Bank"). While the following discussion of financial condition and results of operations includes the collective results of the Company, the Savings Bank and the Commercial Bank, this discussion reflects primarily the Savings Bank's activities. Unless otherwise disclosed, the information presented herein reflects the financial condition and results of operations of the Company, the Savings Bank and the Commercial Bank on a consolidated basis.

FINANCIAL CONDITION

         For the three-month period ending March 31, 2000, total assets of the Company increased $27.2 million, or 4.5%, from $597.7 million at December 31, 1999 to $624.9 million at March 31, 2000. This increase in total assets was primarily attributable to a $26.3 million, or 7.5%, increase in total loans, which increased from $351.3 million at December 31, 1999 to $377.5 million at March 31, 2000, and a $15.0 million, or 162.1%, increase in other assets, which increased from $9.3 million at December 31, 1999 to $24.3 million at March 31, 2000. These increases resulted from continued growth in the mortgage and commercial loan portfolios, and the purchase of $10.1 million in bank owned life insurance policies. The Federal Home Loan Bank of New York ("FHLBNY") stock portfolio increased by $781 thousand in conjunction with both the Company's larger asset size and the utilization of advances provided by the FHLBNY to help fund the aforementioned asset growth. Offsetting these increases was the decrease of $7.7 million in Federal funds sold, which was used to purchase the above-mentioned bank owned life insurance.

         Deposits increased $11.7 million, or 4.1%, from $283.1 million at December 31, 1999, to $294.7 million at March 31, 2000. This increase was primarily attributable to an increase of $8.1 million in savings accounts, an increase in NOW and money market accounts of $7.2 million, and an increase in certificates of deposit of $763 thousand, and was partially offset by a decrease in non-interest-bearing accounts of $4.5 million.

         Borrowed funds, comprised primarily of securities sold under repurchase agreements and FHLBNY advances, increased $16.1 million, from $239.1 million at December 31, 1999 to $255.1 million at March 31, 2000. Securities sold under repurchase agreeements increased $29.7 million to $67.1 million. This increase enabled the Company to reduce its outstanding FHLBNY advances to $188.0 million from $201.7 millions, a decrease of $13.7 million, or 6.8%, and to acquire additional stock under the Company's stock repurchase programs.

         Total stockholders' equity decreased by $2.1 million, or 3.2%, from $66.6 million at December 31, 1999 to $64.5 million at March 31, 2000. The decrease was primarily attributable to $2.8 million in open market purchases of 258,214 shares of the Company's outstanding common stock in conjunction with the Company's stock repurchase programs and the decline in accumulated other comprehensive income of $398 thousand. The Company may repurchase an additional 283,215 of its shares prior to December 22, 2000 pursuant to its fifth 5% stock repurchase program, which was adopted in March, 2000. Also contributing to the decrease in stockholders' equity was the payment of a quarterly cash dividend to shareholders amounting to $359 thousand, which dividend was paid on March 30, 2000. The decrease in total stockholders' equity was partially offset by net income of $1.1 million for the three months ended March 31, 2000.

ANALYSIS OF NET INTEREST INCOME

         Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

         AVERAGE BALANCE SHEETS. The following tables set forth certain information regarding the Company's average statements of financial condition and its statements of income for the three months ended March 31, 2000 and 1999 and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs were derived by dividing interest income or expense by the average balance of assets or liabilities, respectively, for the periods shown. The yields include deferred fees and discounts, which are considered yield adjustments. Average balances were computed based on month-end balances. Management believes the use of average monthly balances instead of average daily balances does not have a material effect on the information presented.

                                                                        Three Months Ended March 31,
                                                                        ----------------------------
                                                             2000                                           1999
                                                             ----                                           ----
                                                                           Average                                        Average
                                             Average                        Yield/          Average                        Yield/
                                             Balance        Interest         Cost           Balance        Interest         Cost
                                             -------        --------         ----           -------        --------         ----
Assets:                                                                    (Dollars in thousands)
------
Interest-earning assets:
      Mortgage loans, net.................  $283,586        $ 5,283          7.45%         $209,054         $3,845          7.36%
      Consumer and other loans, net.......    79,058          1,753          8.87            55,369          1,164          8.41
      Mortgage-backed securities..........    95,430          1,695          7.11            73,694          1,261          6.84
      Federal funds sold..................     1,095             13          4.89                --             --            --
      Interest earning accounts at banks..       565              9          6.03               482              5          4.15
      Investment securities...............   101,990          1,875          7.35            86,340          1,309          6.06
                                            --------         ------                        --------         ------
                 Total interest-earning
                 assets...................   561,724         10,628          7.57           424,939          7,584          7.14
                                                            -------                                         ------
      Non-interest earning assets.........    42,639                                         23,626
                                            --------                                       --------
                 Total assets.............  $604,363                                       $448,565
                                            ========                                       ========

Liabilities and retained earnings:
---------------------------------
Interest-bearing liabilities:
      Passbook accounts...................  $ 87,470        $   579          2.65%         $ 82,920         $  597          2.88%
      Escrow deposits.....................     1,209             24          7.81%            1,368             31          9.06
      NOW accounts .......................    24,332             86          1.42            21,151             85          1.61
      Money market accounts...............    47,370            502          4.24            36,616            327          3.57
      Certificate accounts................    94,131          1,193          5.07            71,730            838          4.67%
                                            --------        -------                        --------         ------
      Total deposits......................   254,512          2,384          3.75           213,785          1,878          3.51
      Borrowed funds......................   240,534          3,473          5.78           116,365          1,559          5.36
                                            --------        -------                        --------         ------
              Total interest-bearing
              liabilities.................   495,046          5,857          4.73           330,150          3,437          4.16
                                                            -------                                         ------
Non-interest bearing liabilities..........    44,087                                         37,004
                                            --------                                       --------
              Total liabilities...........   539,133                                        367,154
Retained earnings.........................    65,230                                         81,411
                                            --------                                       --------
              Total liabilities and
              retained earnings...........  $604,363                                       $448,565
                                            ========                                       ========
Net interest income/interest rate spread..                  $ 4,771          2.84%                          $4,147          2.98%
                                                            =======        ======                           ======        ======
Net interest-earning assets/net
 interest margin..........................  $ 66,678                         3.40%         $ 94,789                         3.90%
                                            ========                       ======          ========                       ======
Ratio of interest-earning assets to
 interest-bearing liabilities.............                                 113.47%                                        128.71%
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


                                     Three Months Ended March 31, 2000
                                                Compared to
                                     Three Months Ended March 31, 1999
                                     ---------------------------------
                                     Increase (Decrease) in Net
                                      Interest Income Due to
                                     --------------------------
                                        Volume        Rate           Net
                                        ------        ----           ---
                                                (In thousands)
Interest-earning assets:
-----------------------
Mortgage loans, net.................    $1,371        $ 67         $1,438
Consumer and other loans, net.......       498          91            589
Mortgage-backed securities..........       372          62            434
Federal funds sold..................        13          --             13
Interest earning accounts at banks..         1           3              4
Investment securities...............       237         329            566
                                        ------        ----         ------
          Total.....................     2,492         552          3,044
                                        ------        ----         ------

Interest-bearing liabilities:
----------------------------
Passbook accounts...................        33         (51)           (18)
Escrow accounts.....................        (3)         (4)            (7)
NOW accounts........................        12         (11)             1
Money market accounts...............        96          79            175
Certificates of deposit.............       262          93            355
Borrowed funds......................     1,663         251          1,914
                                        ------        ----         ------
          Total.....................     2,063         357          2,420
                                        ------        ----         ------

Net change in net interest income...      $429        $195           $624
                                          ====        ====           ====


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND
1999

         GENERAL. For the three months ended March 31, 2000, the Company recognized net income of $1.1 million, or $0.21 per share, as compared to net income of $999 thousand, or $0.17 per share, for the three months ended March 31, 1999. The increase was primarily attributable to increased interest income generated from the continued growth in the Company's loan and securities portfolios. Net interest income increased $624 thousand, or 15.0%, for the three months ended March 31, 2000, and was offset by a $240 thousand, or 17.7%, decrease in non-interest income and a $466 thousand, or 12.8%, increase in non-interest expense.

         INTEREST INCOME. Interest income amounted to $10.6 million for the three months ended March 31, 2000, as compared to $7.6 million for the three months ended March 31, 1999. This increase of $3.0 million, or 40.1%, was primarily the result of the increase of $1.4 million in interest earned on the Company's mortgage loan portfolio, the increase of $1.0 million in interest and dividends earned on securities and the increase of $589 thousand in interest earned on other loans, as compared to the respective amounts earned over the three-month period ended March 31, 1999.

          The average yield of the Bank's mortgage loan portfolio over the three months ended March 31, 2000 increased from 7.36% to 7.45%, as compared to the average yield realized over the three-month period ended March 31, 1999. The average balances of mortgage loans at March 31, 2000 was $283.6 million, as compared to $209.1 million, an increase of $74.5 million, or 35.7%. The increase in interest income on consumer and other loans was primarily the result of the increase in average balances of $23.7 million, or 42.8%, coupled with an increase in the average yield on said portfolio to 8.87% from 8.41%.

         The average balances of investment securities, including mortgage-backed securities, at the end of the three-month period ended March 31, 2000 was $197.4 million, as compared to $160.0 million at the end of the three-month period ended March 31, 1999. This increase resulted largely from the Bank's securitization of mortgage loans it originated and the utilization of additional wholesale leverage transactions in order to enhance earnings.

         INTEREST EXPENSE. Interest expense over the three-month period ended March 31, 2000 on total interest-bearing deposits and borrowed funds increased by $2.4 million when compared to the same three- month period one year earlier, primarily as a result of the increase in the average yield and the increase in the average balances of interest-bearing deposits and borrowed funds. Over the same periods, the average balances of the Bank's total interest-bearing liabilities increased by $164.9 million, or 49.9%, from $330.2 million to $495.0 million, which increase was primarily associated with funding the Company's loan and securities growth.

         NET INTEREST INCOME. Net interest income for the three months ended March 31, 2000 increased $624 thousand, or 15.0%, to $4.8 million compared to the three months ended March 31, 1999, primarily as a result of an increase in the average balances of the Company's loan and investment securities portfolios. This increase was partially offset by an increase in the average balances and average yields of the Company's interest-bearing liabilities. The interest rate spread decreased to 2.84% from 2.98%, and the net interest margin decreased to 3.40% from 3.90%, respectively, for the three-month period ended March 31, 2000 compared to the three-month period ended March 31, 1999.

         PROVISION FOR LOAN LOSSES. The provision for loan losses for the three months ended March 31, 2000 and 1999 was $186 thousand and $125 thousand, respectively. This provision is a result of management's assessment of the loan portfolio, the level of the Company's allowance for loan losses and its assessment of the local economy and market conditions.

         NON-INTEREST INCOME. Non-interest income, net, for the three months ended March 31, 2000 totaled $1.1 million as compared to $1.4 million for the three months ended March 31, 1999. This decrease was primarily the result of the decrease of $559 thousand and $10 thousand, respectively, in income from securities transactions and income from loan transactions, as compared to the same period in 1999. This was due to the Company entering into fewer mortgage banking transactions during the first quarter of 2000 than in the comparable quarter in 1999, and because a portion of the 1999 total included gains realized from the non-recurring sale of some of the Company's equity investments. Partially offsetting these decreases were increases in service and fee income and other income of $189 thousand and $140 thousand, respectively. The increase in service and fee income resulted primarily from deposit and loan account growth and growth in the amount of mortgage loans serviced. The increase in other income was primarily due to a $91 thousand reduction of a previously recognized $146 thousand unrealized loss on the valuation of residential mortgage loans held-for-sale at the lower of cost or market, in accordance with the Financial Accounting Standards

Board's ("FASB") Statement No. 65, "Accounting for Certain Mortgage Banking Activities," and an increase of $43 thousand in income generated from the sale of mutual funds and tax-deferred annuities.

         NON-INTEREST EXPENSE. Non-interest expense increased by $466 thousand for the three-month period ended March 31, 2000 as compared to March 31, 1999. Salaries and employee benefits expense grew $144 thousand for the three months ended March 31, 2000. This is primarily the result of additions to staff necessary to attract and service a growing number of loan account and deposit account customers, and to hiring new staff members for the Commercial Bank and the Savings Bank's new full-service branch located in the town of Newburgh, New York. Occupancy expense and data processing expense increased $141 thousand and $62 thousand, respectively, for the three months ended March 31, 2000, which increases were primarily attributable to the formation of the Commercial Bank and the new branch. In addition, professional fees increased for the first quarter of 2000 by $87 thousand. This increase was the result of legal expenses and consulting fees associated with the Company's implementation of a tax-planning strategy to reduce its effective marginal tax rate. Partially offsetting these increases was the decrease in advertising expense of $68 thousand.

         PROVISION FOR INCOME TAXES. The decrease in the provision for income taxes for the three-month period ended March 31, 2000, as compared to the same period ended March 31, 1999, was primarily attributable to the implementation of the previously mentioned tax-planning strategy during the latter part of 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity is managed from a composite of customer deposits, from cash and short-term interest- earning assets, from mortgage loans held for sale, from the investment securities portfolio held available for sale and from the Company's ability to borrow from the FHLBNY. At March 31, 2000, management had utilized $67.1 million in repurchase agreements and $188.0 million in FHLBNY advances to augment the Company's earnings, and management intends to enter into additional transactions in order to leverage the Company's capital base further.

         At March 31, 2000, the Company's total approved loan origination commitments outstanding totaled $65.5 million. At the same time, the unadvanced portion of residential construction loans totaled $7.0 million. Certificates of deposit scheduled to mature in one year or less at March 31, 2000 totaled $83.1 million. Based on historical experience, management believes that a significant portion of such deposits will remain with the Company.

         At March 31, 2000, the Company had cash and due from banks of $12.9 million and securities available for sale of $186.8 million. Management believes these amounts, together with the Company's borrowing capabilities, to be more than adequate to meet its short-term cash needs.

REGULATORY CAPITAL POSITION

         The Savings Bank and the Commercial Bank are subject to minimum regulatory capital requirements imposed by the Federal Deposit Insurance Corporation ("FDIC"), which requirements are, as a general matter, based on the amount and composition of an institution's assets. Insured institutions in the strongest financial and managerial condition, with a rating of 1 (the highest examination rating of the FDIC under the Uniform Financial Institutions Rating System) are required to maintain Tier 1 capital of not less than 3.0% of total assets (the "leverage capital ratio"). For all other banks, the minimum leverage capital ratio is 4.0%, unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the institution.

         At March 31, 2000, the Company exceeded the minimum regulatory capital guidelines imposed by the Federal Reserve Board, which are substantially similar to the requirements of the FDIC, with a Tier 1 capital level of $71.4 million, or 11.81% of average assets, which is well above the required level of $24.2 million, or 4% of average assets. The Company's ratio of Tier 1 capital to risk-weighted assets of 21.16% at March 31, 2000 is also well above the required level of 4%. The Company's ratio of total capital to risk- weighted assets is 21.79%, which is well above the required level of 8%. In addition, the Savings Bank's capital ratios qualify it to be treated as "well capitalized" for regulatory purposes. The following table shows the Savings Bank's regulatory capital positions and ratios at March 31, 2000.


                                         Actual Capital                Required Capital               Excess Capital

                                     Amount          Percent         Amount         Percent        Amount        Percent
                                     ------          -------         ------         -------        ------        -------
Total Capital..................
     (to risk-weighted assets)     $ 56,546          16.80%        $ 26,932          8.00%        $ 29,614        8.80%

Tier 1 Capital.................
     (to risk-weighted assets)       54,187          16.10           13,466          4.00           40,721       12.10

Tier 1 Capital.................
     (to average assets)             54,187           8.82           24,569          4.00           29,618        4.82

The following table shows the Commercial Bank's regulatory capital positions and ratios as of March 31, 2000.

                                         Actual Capital                Required Capital               Excess Capital

                                     Amount          Percent         Amount         Percent        Amount        Percent
                                     ------          -------         ------         -------        ------        -------
Total Capital..................
     (to risk-weighted assets)     $  5,638          80.61%        $    216          8.00%        $  5,422       72.61%

Tier 1 Capital.................
     (to risk-weighted assets)        5,638          80.61              108          4.00            5,530       76.61

Tier 1 Capital.................
     (to average assets)              5,638          35.64              261          4.00            5,377       31.64

OTHER MATTERS

     GSB FINANCIAL CORPORATION. On April 19, 2000 the Company filed a Schedule 13D with the Securities and Exchange Commission ("Commission") that amended and supplemented the Schedule 13D, dated December 7, 1998, as amended by the
Schedule 13D, dated February 18, 1999 (together, the "Schedule 13D"). The amendment disclosed that on April 19, 2000, the Company delivered a letter to GSB Financial Corporation ("GOSB") detailing its interest in entering into a business combination with GOSB. The letter contemplated that, subject to the timing requirements of section 563(b)(i) of the rules and regulations of the Office of Thrift Supervision, the Company would be prepared to offer, subject to the conditions set forth below, $18.00 per share in cash for all of the outstanding shares of common stock of GOSB in a merger of GOSB and the Company. Any offer that the Company would make would be subject to the performance of customary due diligence, execution of a definitive merger agreement between the Company and GOSB, receipt of the required regulatory approvals and the approval of GOSB's shareholders.

     The amendment also disclosed that the Company owned 167,400 shares of GOSB's outstanding common stock, or 8.44% of the 1,984,538 shares outstanding on March 27, 2000, as reported by GOSB in its most recent Form 10-K, filed on March 30, 2000 for the fiscal year ended December 31, 1999.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
           ----------------------------------------------------------

     Quantitative and qualitative disclosure about market risk is presented at December 31, 1999 in the Company's Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 30, 2000. There have been no material changes in the Company's market risk at March 31, 2000 as compared to December 31, 1999.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           ---------------------------------------------------

     At the Company's Annual Meeting of Shareholders held on April 18, 2000, the following matters were voted upon, with the results of the voting on such matters indicated:

1. Election of the following persons to serve a three-year term as directors of the Company:

                                            FOR                        WITHHELD

           Frances M. Gorish                4,663,006                  127,871
           R. Michael Kennedy               4,662,528                  128,349
           John W. Sanford III              4,664,787                  126,090
           Robert N. Smith                  4,665,017                  125,860

2. Ratification of the appointment of the firm of Arthur Andersen LLP as independent auditors for the Company for the fiscal year ending December 31, 2000:

           For:                     4,627,739
           Against                    106,543
           Abstain:                    26,838

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




                                WARWICK COMMUNITY BANCORP, INC.
                                (Registrant)



Date: May 15, 2000              By:    /s/ Ronald J. Gentile
                                       -------------------------------------
                                       Ronald J. Gentile
                                       President and Chief Operating Officer





Date: May 15, 2000              By:    /s/ Arthur W. Budich
                                       -------------------------------------
                                       Arthur W. Budich
                                       Senior Vice President and Chief Financial
                                       Officer

                                  EXHIBIT INDEX

27. Financial Data Schedule (submitted only with filing in electronic format)