Form 10-Q
period 2000-06-30
WARWICK COMMUNITY BANCORP INC
filed 2000-08-14
CIK 1046209

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2000

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

                   Yes   X                            No
                       -----


     As of August 1, 2000, there were 5,381,076 shares of the registrant's common stock outstanding.

                                    FORM 10-Q
                         WARWICK COMMUNITY BANCORP, INC.
                                      INDEX
                                                                          Page
PART I-- FINANCIAL INFORMATION                                            Number
------------------------------                                            ------

Item 1.  Financial Statements -- Unaudited

         Consolidated Statements of Financial Condition at
         June 30, 2000 and December 31, 1999                                   3

         Consolidated Statements of Income for the three and six months
          ended June 30, 2000 and 1999                                         4

         Consolidated Statement of Changes in Equity for
          the six months ended June 30, 2000 and 1999                          5

         Consolidated Statements of Cash Flows for the six
          months ended June 30, 2000 and 1999                                  6

         Notes to Unaudited Consolidated Financial Statements                7-9

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               10-19

Item 3.  Quantitative and Qualitative Disclosures about Market Risk           19

PART II -- OTHER INFORMATION
----------------------------

Item 1.  Legal Proceedings                                                    20

Item 2.  Changes in Securities                                                20

Item 3.  Defaults Upon Senior Securities                                      20

Item 4.  Submission of Matters to a Vote of Security Holders                  20

Item 5.  Other Information                                                    20

Item 6.  Exhibits and Reports on Form 8-K                                     20

Signature Page                                                                21

Exhibit Index                                                                 22


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

PART I--  FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS -- UNAUDITED

                        WARWICK COMMUNITY BANCORP, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                            (UNAUDITED)

                                                               At June 30, 2000   At December 31, 1999
                                                               -----------------  ---------------------
                                                                        (Dollars in thousands)
                         ASSETS
  Cash on hand and in banks...................................     $ 17,486             $ 22,209
  Federal funds sold..............                                       --                7,665
  Securities:
     Available-for-sale, at fair value........................      184,831              185,072
     Held-to-maturity, at amortized cost(fair value
     of $1,715 at June 30, 2000 and $1,410 at December
     31, 1999)................................................        1,726                1,418
                                                                   -------              --------
        Total securities......................................      186,557              186,490
                                                                   --------             --------
  Mortgage loans..............................................      313,852              275,229
  Commercial loans............................................       60,159               45,392
  Consumer loans..............................................       28,564               30,641
                                                                   --------             --------
        Total loans...........................................      402,575              351,262
  Allowance for loan losses...................................       (2,269)              (1,941)
                                                                   --------             --------
        Total loans, net......................................      400,306              349,321
                                                                   --------             --------
  Accrued interest receivable.................................        3,781                3,217
  FHLBNY stock................................................       13,252               11,752
  Bank premises & equipment, net..............................        7,735                7,789
  Other assets................................................       25,292                9,270
                                                                   --------             --------
        Total assets..........................................     $654,409             $597,713
                                                                   ========             ========

               LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits:
  NOW and money market........................................     $ 77,252             $ 69,455
  Savings.....................................................       96,736               84,671
  Certificates of deposit.....................................      114,013               89,223
  Non-interest-bearing checking...............................       41,323               39,723
                                                                   --------             --------
        Total depositor accounts..............................      329,324              283,072
  Mortgage escrow funds.......................................        2,571                1,488
  Accrued interest payable....................................        1,443                1,574
  Securities sold under agreements to repurchase..............       66,791               37,375
  FHLBNY advances.............................................      180,860              201,675
  Other liabilities...........................................        8,295                5,957
                                                                   --------             --------
        Total liabilities.....................................      589,284              531,141
                                                                   --------             --------

                      STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value; 5,000,000 authorized;
     none issued..............................................           --                   --
  Common stock, $.01 par value; 15,000,000 shares
     authorized; 6,606,548 shares issued; 5,381,076 and
     5,639,290 shares outstanding as of June 30, 2000 and
     December 31, 1999, respectively..........................           66                   66
  Additional paid-in capital..................................       62,887               62,978
  Retained earnings...........................................       33,759               32,430
  Accumulated other comprehensive income(loss), net...........       (7,587)              (6,832)
  Unallocated ESOP common stock...............................       (6,130)              (6,515)
  Unearned RRP common stock...................................       (2,801)              (3,263)
                                                                   --------             --------
                                                                     80,194               78,864
  Treasury stock (1,225,472 and 967,258 shares at June 30,
  2000 and December 31, 1999, respectively) ..................      (15,069)             (12,292)
                                                                   --------             --------
        Total stockholders' equity.........................          65,125               66,572
                                                                   --------             --------
        Total liabilities and stockholders' equity.........        $654,409             $597,713
                                                                   ========             ========


            See Accompanying Notes to Unaudited Financial Statements.

                WARWICK COMMUNITY BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                        For the Three Months     For the Six Months
                                                           Ended June 30,          Ended June 30,
                                                        ---------------------  --------------------
                                                           2000        1999      2000       1999
                                                        -----------  --------  ---------  ---------
                                                          (In thousands, except per share amounts)
Interest Income:
   Interest on mortgage loans...........................  $ 5,759     $3,927    $11,042    $ 7,772
   Interest on other loans..............................    1,954      1,310      3,707      2,474
   Interest and dividends on securities.................    3,597      2,917      7,167      5,487
   Interest on federal funds sold.......................       --         --         13         --
   Interest on short-term money market instruments......        8          7         17         12
                                                          -------     ------    -------    -------
      Total interest income.............................   11,318      8,161     21,946     15,745
                                                          -------     ------    -------    -------

Interest Expense:
   Time deposits........................................    1,186        844      2,379      1,682
   Money market deposits................................      559        375      1,062        703
   Savings deposits.....................................      760        635      1,424      1,318
   Mortgagors' escrow deposits..........................       37         21         61         51
   Borrowed funds.......................................    4,001      1,897      7,474      3,455
                                                          -------     ------    -------    -------
      Total interest expense............................    6,543      3,772     12,400      7,209
                                                          -------     ------    -------    -------
      Net interest income...............................    4,775      4,389      9,546      8,536
                                                          -------     ------    -------    -------
Provision for Loan Losses...............................     (205)      (125)      (390)      (250)
                                                          -------     ------    -------    -------
   Net interest income after provision for loan losses..    4,570      4,264      9,156      8,286
                                                          -------     ------    -------    -------

Non-Interest Income:
   Service and fee income...............................      885        736      1,721      1,386
   Securities transactions..............................       --        251         20        829
   Loan transactions....................................       13         15         35         46
   Other income.........................................      194       (203)       434       (104)
                                                          -------     ------    -------    -------
      Total non-interest income, net....................    1,092        799      2,210      2,157
                                                          -------     ------    -------    -------

Non-Interest Expense:
   Salaries and employee benefits.......................    2,497      2,236      4,814      4,338
   FDIC insurance.......................................       15          8         29         15
   Occupancy............................................      460        341        943        684
   Data processing......................................      289        240        598        487
   Advertising..........................................       45        105        111        239
   Professional fees....................................      209        283        376        364
   Other................................................      712        917      1,476      1,656
                                                          -------     ------    -------    -------
      Total non-interest expense........................    4,227      4,130      8,347      7,783
                                                          -------     ------    -------    -------

   Income before provision for income taxes.............    1,435        933      3,019      2,660
Provision for Income Taxes..............................      451        413        973      1,141
                                                          -------     ------    -------    -------
   Net income...........................................  $   984     $  520    $ 2,046    $ 1,519
                                                          =======     ======    =======    =======
Weighted Average:
   Common shares........................................    4,822      5,581      4,894      5,665
   Dilutive stock options...............................       --         --         --         --
                                                          -------     ------    -------    -------
                                                            4,822      5,581      4,894      5,665
                                                          =======     ======    =======    =======
Earnings per Share:
   Basic................................................  $  0.20     $ 0.10    $  0.42    $  0.27
                                                          =======     ======    =======    =======
   Diluted..............................................  $  0.20     $ 0.10    $  0.42    $  0.27
                                                          =======     ======    =======    =======


            See accompanying Notes to Unaudited Financial Statements.

                                                    WARWICK COMMUNITY BANCORP, INC. AND SUBSIDIARIES
                                                      CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
                                                                       (UNAUDITED)

                                                                  Accumulated
                                                                     Other
                                          Additional             Comprehensive   Unallocated    Unearned
                                Common     Paid In    Retained   Income(Loss),   Common Stock  Common Stock  Treasury  Comprehensive
                                 Stock     Capital    Earnings        net        Held by ESOP  Held by RRP    Stock    Income(Loss)
                                -------  -----------  ---------  -------------   ------------  ------------  --------  -------------
                                                                         (In thousands)

BALANCE, December 31,1998.......  $ 66     $ 63,374    $30,458      $ 1,727         $(7,208)     $(4,180)    $     --
  Net Income, January 1, 1999 -
  June 30, 1999.................    --           --      1,519           --              --           --           --     $ 1,519
  Unrealized depreciation on
  securities available-for-sale,
  net...........................    --           --         --       (3,944)             --           --           --      (3,944)
                                                                                                                          -------
  Comprehensive income .........    --           --         --           --              --           --                  $(2,425)
                                                                                                                          =======
  Purchase of treasury stock....    --           --         --           --              --           --       (6,269)
  Allocation of ESOP stock......    --          (41)        --           --             283           --           --
  Cash dividends paid...........    --           --       (576)          --              --           --           --
  Allocation of RRP stock.......    --         (240)        --           --              --          459           --
                                  ----     --------    -------      -------         -------      -------     --------
BALANCE, June 30, 1999..........  $ 66     $ 63,093    $31,401      $(2,217)        $(6,925)     $(3,721)    $ (6,269)
                                  ====     ========    =======      =======         =======      =======     ========
BALANCE, December 31, 1999......  $ 66     $ 62,978    $32,430      $(6,832)        $(6,515)     $(3,263)    $(12,292)
  Net Income, January 1, 2000 -
  June 30, 2000.................    --           --      2,046           --              --           --           --     $ 2,046

  Unrealized depreciation on
  securities available-for-sale,
  net...........................    --           --         --         (755)             --           --           --        (755)

  Comprehensive income..........    --           --         --           --              --           --            --    $ 1,291
                                                                                                                          =======
   Purchase of treasury stock...    --           --         --           --              --           --       (2,777)
   Allocation of ESOP stock.....    --         (118)        --           --             385           --           --
   Cash dividends paid..........    --           --       (717)          --              --           --           --
   Earned portion of RRP........    --           27         --           --              --          462           --
                                  ----     --------    -------      -------         -------          ---     --------
BALANCE, June 30, 2000..........  $ 66     $ 62,887    $33,759      $(7,587)        $(6,130)     $(2,801)    $(15,069)
                                  ====     ========    =======      =======         =======      =======     ========



            See accompanying Notes to Unaudited Financial Statements.

                WARWICK COMMUNITY BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                For the Six Months
                                                                  Ended June 30,
                                                           ------------------------------


                                                              2000               1999
                                                           -------------     ------------
                                                                      (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income.................................................  $  2,046          $  1,519
Adjustments to reconcile net income to net cash used
  in operating activities:
  Depreciation.............................................       426               319
  Accretion of discount on investment securities...........    (1,036)             (589)
  Net increase in accrued interest receivable..............      (564)             (155)
  Increase in mortgage servicing rights and other assets...   (16,022)           (6,663)
  Provision for loan losses................................       390               250
  Net gain on sales of loans...............................       (35)              (46)
  Net gain on sales of securities..........................       (20)             (829)
  Increase/(decrease) in accrued interest payable..........      (131)              178
  Increase in accrued expenses and other liabilities.......     2,338             1,444
                                                             --------          --------
Total reconciliation adjustments...........................   (14,654)           (6,091)
                                                             --------          --------
  Net cash used in operating activities....................   (12,608)           (4,572)
                                                             --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and calls of securities...........       650            16,900
Purchases of securities....................................    (8,732)          (83,059)
Proceeds from sale of trading securities and
  securities available-for-sale............................     2,026            23,495
Principal repayments from mortgage-backed securities.......     5,767            13,038
Purchases of FHLBNY capital stock..........................    (1,500)           (2,784)
Net increase in loans......................................   (50,817)          (24,147)
Purchases of fixed assets, net.............................      (372)             (365)
                                                             --------          --------
  Net cash used in investing activities....................   (52,978)          (56,922)
                                                             --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits...................................    46,252            13,514
Net increase (decrease) in escrow deposits.................     1,083               750
Net increase in borrowed funds.............................     8,601            53,970
Dividends on common stock..................................      (717)             (576)
Purchase of treasury stock.................................    (2,777)           (6,269)
ESOP allocation............................................       267               242
RRP allocation.............................................       489               219
                                                             --------          --------
  Net cash provided by financing activities................    53,198            61,850
                                                             --------          --------
  Net increase (decrease) in cash .........................  $(12,388)         $    356
                                                             ========          ========
CASH AT BEGINNING OF PERIOD................................  $ 29,874          $ 10,511
CASH AT END OF PERIOD......................................    17,486            10,867
                                                             --------          --------
CHANGE IN CASH.............................................  $(12,388)         $    356
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

     The unaudited consolidated financial statements included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results of operations that may be expected for the entire year ending December 31, 2000. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission.

     These unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's 1999 Annual Report to Shareholders.

2.   EARNINGS PER SHARE

     Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average number of shares outstanding for the period, adjusted for the unallocated portion of the shares held by the Warwick Community Bancorp, Inc. Employee Stock Ownership Plan ("ESOP") in accordance with AICPA Statement of Position 93-6, "Employers Accounting for Employee Stock Ownership Plans," and unearned shares held by the Recognition and Retention Plan of Warwick Community Bancorp, Inc. ("RRP"). Diluted earnings per share, which reflects the potential dilution that could occur if outstanding stock options were exercised and resulted in the issuance of common stock that then shared in the earnings of the Company, is computed by dividing net income by the weighted average number of common shares and dilutive instruments. As of June 30, 2000 and 1999, the Company had no securities that could be converted into common stock nor does the Company have any contracts that could result in the issuance of common stock, except for options granted under the Stock Option Plan of Warwick Community Bancorp, Inc. ("Stock Option Plan").

3.   COMPREHENSIVE INCOME(LOSS)

     Comprehensive income(loss) includes net income and all other changes in equity during a period except those resulting from investments by owners and distributions to owners. Other comprehensive income includes revenues, expenses, gains and losses that, under generally accepted accounting principles, are included in comprehensive income but excluded from net income.

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


                                                  At June 30, 2000       At December 31, 1999
                                                ----------------------  -----------------------
                                                            Percent                  Percent
                                                Amount      of Total    Amount       of Total
                                                ---------  -----------  ----------  -----------
                                                           (Dollars in thousands)
Mortgage loans:
--------------
Conventional one- to four-family loans......   $277,409      68.85%     $239,522       68.10%
Mortgage loans held for sale................      2,201       0.54         4,163        1.18
VA and FHA loans............................        357       0.09           213        0.06
Home equity loans...........................     24,697       6.13        22,317        6.35
Residential construction loans..............     20,958       5.20        18,222        5.18
Undisbursed portion of construction loans...    (10,948)     (2.72)       (8,399)      (2.39)
                                               --------     ------      --------      ------
  Total mortgage loans......................    314,674      78.09       276,037       78.48
                                               --------     ------      --------      ------

Consumer and other loans:
------------------------
Commercial loans by type:
  Non-farm and non-residential..............     28,989       7.19        23,820        6.77
  One- to four-family residential...........      1,874       0.47         1,961        0.56
  Multi-family..............................      8,616       2.14         2,231        0.63
  Farm......................................        778       0.19           794        0.23
  Acquisition, development and
   construction.............................      1,493       0.37         5,074        1.44
  Term loans................................      1,521       0.38           338        0.10
  Installment loans.........................      7,984       1.98         4,488        1.28
  Demand loans..............................        329       0.08           335        0.10
  Time loans................................      1,445       0.36           729        0.21
  SBA loans.................................        187       0.05           205        0.06
  Lines-of-credit...........................      6,569       1.63         4,833        1.37
  Loans and draws disbursed.................         --       0.00           327        0.09
  Non-accrual...............................        442       0.11           418        0.12
                                               --------     ------      --------      ------
  Total commercial loans...................      60,227      14.95        45,553       12.95
Automobile..................................     23,807       5.91        26,994        7.67
Student.....................................        189       0.05           195        0.06
Credit card.................................        964       0.24         1,196        0.34
Other consumer loans........................      3,077       0.76         1,747        0.50
                                               --------     ------      --------      ------
Total consumer loans                             28,037       6.96        30,132        8.57
                                               --------     ------      --------      ------
  Total consumer and other loans...........      88,264      21.91        75,685       21.52
                                               --------     ------      --------      ------
  Total loans..............................     402,938     100.00%      351,722      100.00%
                                                            ======                    ======
Discount, premiums and deferred
  loan fees, net...........................        (363)                   (460)
Allowance for loan losses...................     (2,269)                 (1,941)
                                               --------                 --------
  Total loans, net.........................    $400,306                 $349,321
                                               ========                 ========

5.   NON-PERFORMING ASSETS

     The following table sets forth information regarding non-accrual loans, other past due loans and other real estate owned at the dates indicated.


                                                                   At June 30, 2000  At December 31, 1999
                                                                   ----------------  ---------------------
                                                                              (Dollars in thousands)
Non-accrual mortgage loans delinquent more
than 90 days.......................................................   $  505                $   693
Non-accrual other loans delinquent more than 90 days...............      451                    521
                                                                      ------                -------
Total non-accrual loans............................................      956                  1,214
Total 90 days or more delinquent and still accruing................      138                    822
                                                                      ------                -------
Total non-performing loans.........................................    1,094                  2,036
Total foreclosed real estate, net of related allowance for losses..      535                    415
                                                                      ------                -------
Total non-performing assets........................................   $1,629                $ 2,451
                                                                      ======                =======
Non-performing loans to total loans................................     0.27%                  0.58%
Total non-performing assets to total assets........................     0.25%                  0.41%


6.       ALLOWANCE FOR LOAN LOSSES

     The following table sets forth the activity in the Company's allowance for loan losses at and for the periods indicated.


                                                Six Months Ended     Year Ended
                                                    June 30,        December 31,
                                              --------------------- ------------
                                                  2000       1999       1999
                                              ----------- --------- ------------
                                                    (Dollars in thousands)
ALLOWANCE FOR LOAN LOSSES:
Balance at beginning of period................  $ 1,941    $ 1,727    $ 1,727
CHARGE-OFFS:
      Real estate mortgage loans..............       29        157        157
      Commercial loans........................        9         25        161
      Consumer loans..........................       30         27         54
                                                -------    -------         --
      Total charge-offs.......................       68        209        372
RECOVERIES:
      Real estate mortgage loans..............        0         23         23
      Commercial loans........................        0          5         42
      Consumer loans..........................        6          4         21
                                                -------    -------         --
      Total recoveries........................        6         32         86

Provision for loan losses.....................      390        250        500
                                                -------    -------    -------
Balance at end of Period......................  $ 2,269    $ 1,800    $ 1,941
                                                =======    =======    =======

Ratio of net charge-offs during the period to
average loans outstanding.....................     0.02%      0.07%      0.10%
Ratio of allowance for loan losses to total
loans at end of period........................     0.56%      0.62%      0.55%
Ratio of allowance for loan losses to non-
performing loans..............................   207.40%     92.33%     95.33%

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

FINANCIAL CONDITION

     For the six-month period ending June 30, 2000, total assets of the Company increased $56.7 million, or 9.5%, from $597.7 million at December 31, 1999 to $654.4 million at June 30, 2000. This increase in total assets was primarily attributable to a $51.3 million, or 14.6%, increase in total loans, which increased from $351.3 million at December 31, 1999 to $402.6 million at June 30, 2000, and a $16.0 million, or 172.8%, increase in other assets, which increased from $9.3 million at December 31, 1999 to $25.3 million at June 30, 2000. These increases resulted from continued growth in the mortgage and commercial loan portfolios, and the purchase of $10.1 million in bank owned life insurance policies. The Federal Home Loan Bank of New York ("FHLBNY") stock portfolio increased by $1.5 million in conjunction with both the Company's larger asset size and the utilization of advances provided by the FHLBNY to help fund the aforementioned asset growth. Offsetting these increases was the decrease of $7.7 million in Federal funds sold, which was used to purchase the above-mentioned bank owned life insurance.

     Deposits increased $46.3 million, or 16.3%, from $283.1 million at December 31, 1999 to $329.3 million at June 30, 2000. This increase was primarily attributable to an increase of $24.8 million in certificates of deposit, an increase of $12.1 million in savings accounts, an increase in NOW and money market accounts of $7.8 million and an increase in non-interest-bearing accounts of $1.6 million. Included in the $24.8 million increase in certificates of deposit at June 30, 2000 were brokered deposits in the amount of $20.0 million. In conjunction with these brokered deposits, the Bank entered into a hedging strategy with interest rate swaps to limit its interest rate risk.

     Borrowed funds, comprised primarily of securities sold under repurchase agreements and FHLBNY advances, increased $8.6 million, from $239.1 million at December 31, 1999 to $247.7 million at June 30, 2000. Securities sold under repurchase agreements increased $29.4 million to $66.8 million. This increase enabled the Company to reduce its outstanding FHLBNY advances to $180.9 million from $201.7 million, a decrease of $20.8 million, or 10.3%, and to acquire additional Company stock under the Company's stock repurchase programs.

     Total stockholders' equity decreased by $1.4 million, or 2.2%, from $66.6 million at December 31, 1999 to $65.1 million at June 30, 2000. The decrease was primarily attributable to $2.8 million in open market purchases of 258,214 shares of the Company's outstanding common stock during the first quarter of 2000 in conjunction with the Company's stock repurchase programs and the decline in accumulated other comprehensive income of $755 thousand. The Company may repurchase an additional 283,215 of its shares prior to December 22, 2000 pursuant to its fifth stock repurchase program, which was adopted in March,

2000. Also contributing to the decrease in stockholders' equity was the payment of quarterly cash dividends to shareholders amounting to $717 thousand, which dividends were paid on March 30, 2000 and June 30, 2000. The decrease in total stockholders' equity was partially offset by net income of $2.0 million for the six months ended June 30, 2000.

ANALYSIS OF NET INTEREST INCOME

     Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

     AVERAGE BALANCE SHEETS. The following tables set forth certain information regarding the Company's average statements of financial condition and its statements of income for the three months and six months ended June 30, 2000 and 1999 and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs were derived by dividing interest income or expense by the average balance of assets or liabilities, respectively, for the periods shown. The yields include deferred fees and discounts, which are considered yield adjustments. Average balances were computed based on month-end balances. Management believes the use of average monthly balances instead of average daily balances does not have a material effect on the information presented.

                                                                      Three Months Ended June 30,
                                          -------------------------------------------------------------------------
                                                          2000                                  1999
                                          -----------------------------------   -----------------------------------
                                                                     Average                              Average
                                             Average                  Yield/      Average                  Yield/
                                             Balance     Interest      Cost       Balance      Interest     Cost
                                          ------------  ---------   ---------   -----------   ---------   ---------
Assets:                                                              (Dollars in thousands)
------
Interest-earning assets:
   Mortgage loans, net....................  $306,642     $ 5,759      7.51%       $217,602      $3,927       7.22%
   Consumer and other loans, net..........    85,950       1,954      9.09          60,943       1,310       8.60
   Mortgage-backed securities.............    94,626       1,685      7.12          82,687       1,429       6.91
   Federal funds sold.....................        --          --        --              --          --         --
   Interest earning accounts at banks.....       517           8      6.19             528           7       5.30
   Investment securities..................   104,353       1,912      7.33          94,202       1,488       6.32
                                            --------      ------                  --------      ------
   Total interest-earning assets..........   592,088      11,318      7.65         455,962       8,161       7.16
                                                          ------                                ------
   Non-interest earning assets............    44,920                                27,430
                                            --------                              --------
   Total assets...........................  $637,008                              $483,392
                                            ========                              ========

Liabilities and retained earnings:
---------------------------------
Interest-bearing liabilities:
   Passbook accounts......................  $ 95,044      $  668      2.81%       $ 85,563      $  542       2.54%
   Escrow deposits........................     7,400          37      2.00           4,200          21       2.00
   NOW accounts ..........................    25,830          92      1.42          22,747          93       1.64
   Money market accounts..................    50,157         559      4.46          40,220         375       3.73
   Certificate accounts...................    91,197       1,186      5.20          72,728         844       4.64
                                            --------      ------                  --------      ------
   Total deposits.........................   269,628       2,542      3.77         225,458       1,875       3.33
   Borrowed funds.........................   261,378       4,001      6.12         142,274       1,897       5.33
                                            --------      ------                  --------      ------
   Total interest-bearing liabilities.....   531,006       6,543      4.93         367,732       3,772       4.10
                                                          ------                                ------
Non-interest bearing liabilities..........    41,934                                36,421
                                            --------                              --------
   Total liabilities......................   572,940                               404,153
Retained earnings.........................    64,068                                79,239
                                            --------                              --------
   Total liabilities and retained
   earnings...............................  $637,008                              $483,392
                                            ========                              ========
Net interest income/interest rate spread..                $4,775      2.72%                     $4,389       3.06%
                                                          ======    ======                      ======     ======
Net interest-earning assets/net
   interest margin........................  $ 61,082                  3.23%       $ 88,230                   3.85%
                                            ========                ======        ========                 ======

Ratio of interest-earning assets to                                 111.50%                                123.99%
   interest-bearing liabilities............                         ======                                 ======

                                                                       Six Months Ended June 30,
                                          -----------------------------------------------------------------------
                                                          2000                                1999
                                          -----------------------------------------------------------------------
                                                                    Average                              Average
                                             Average                 Yield/     Average                  Yield/
                                             Balance    Interest      Cost      Balance      Interest     Cost
                                           ----------  ---------    --------   ---------    ----------  ---------

Assets:                                                                    (Dollars in thousands)
------
Interest-earning assets:
  Mortgage loans, net.....................  $295,113    $11,042       7.48%     $213,328      $ 7,772       7.29%
  Consumer and other loans, net...........    82,506      3,707       8.99        58,156        2,474       8.51
  Mortgage-backed securities..............    94,909      3,380       7.12        78,191        2,690       6.88
  Federal funds sold......................       547         13       4.75            --           --         --
  Interest earning accounts at banks......       899         17       3.78           505           12       4.75
  Investment securities...................   103,173      3,787       7.34        90,271        2,797       6.20
                                            --------    -------                 --------      -------
    Total interest-earning assets.........   577,147     21,946       7.61       440,451       15,745       7.15
                                                        -------                               -------
  Non-interest earning assets.............    43,540                              24,820
                                            --------                            --------
    Total assets..........................  $620,687                            $465,271
                                            ========                            ========

Liabilities and retained earnings:
---------------------------------
Interest-bearing liabilities:
  Passbook accounts.......................  $ 91,258    $ 1,247       2.73%     $ 84,241      $ 1,140       2.71%
  Escrow deposits.........................     6,100         61       2.00         5,100           51       2.00
  NOW accounts ...........................    25,019        177       1.42        21,949          178       1.62
  Money market accounts...................    48,764      1,062       4.35        38,418          703       3.67
  Certificate accounts....................    92,659      2,379       5.14        72,229        1,682       4.66
                                            --------    -------                 --------      -------
  Total deposits..........................   263,800      4,926       3.73       221,937        3,754       3.38
  Borrowed funds..........................   250,966      7,474       5.96       129,320        3,455       5.34
                                            --------    -------                 --------      -------
    Total interest-bearing liabilities....   514,766     12,400       4.82       351,257        7,209       4.10
                                                        -------                               -------
Non-interest bearing liabilities..........    41,270                              34,314
                                            --------                            --------
  Total liabilities.......................   556,036                             385,571
Retained earnings.........................    64,651                              79,700
                                            --------                            --------
    Total liabilities and  retained
    earnings..............................  $620,687                            $465,271
                                            ========                            ========
Net interest income/interest rate spread..              $ 9,546       2.79%                   $ 8,536       3.05%
                                                        =======     ======                    =======     ======
Net interest-earning assets/net
  interest margin.........................  $ 62,381                  3.31%     $ 89,194                    3.88%
                                            ========                ======      ========                  ======

Ratio of interest-earning assets to
  interest-bearing liabilities............                          112.12%                               125.39%
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


                                     Three Months Ended June 30, 2000        Six Months Ended June 30, 2000
                                                Compared to                            Compared to
                                     Three Months Ended June 30, 1999        Six Months Ended June 30, 1999
                                   ------------------------------------  -------------------------------------
                                   Increase (Decrease) in Net            Increase (Decrease) in Net
                                     Interest Income Due to                Interest Income Due to
                                   --------------------------            ---------------------------  --------
                                        Volume        Rate        Net        Volume         Rate         Net
                                      ----------    ---------  --------  --------------  -----------  --------
                                               (In thousands)                         (In thousands)
Interest-earning assets:
-----------------------
Mortgage loans, net.................   $1,607         $ 225     $1,832       $2,980        $  290      $3,270
Consumer and other loans, net.......      538           106        644        1,036           197       1,233
Mortgage-backed securities..........      206            50        256          575           115         690
Federal funds sold..................       --            --         000000       13            --          13
Interest earning accounts at banks..       --             1          1            9            (4)          5
Investment securities...............      160           264        424          400           590         990
                                       ------         -----     ------       ------        ------      ------
          Total.....................    2,511           646      3,157        5,013         1,188       6,201
                                       ------         -----     ------       ------        ------      ------

Interest-bearing liabilities:
----------------------------
Passbook accounts...................       60            66        126           95            12         107
Escrow accounts.....................       16            --         16           10            --          10
NOW accounts........................       13           (14)        (1)          25           (26)         (1)
Money market accounts...............       93            91        184          189           169         358
Certificates of deposit.............      214           128        342          476           222         698
Borrowed funds......................    1,588           516      2,104        3,250           769       4,019
                                       ------         -----     ------       ------        ------      ------
          Total.....................    1,984           787      2,771        4,045         1,146       5,191
                                       ------         -----     ------       ------        ------      ------

Net change in net interest income...   $  527         $(141)    $  386       $  968        $   42      $1,010
                                       ======         =====     ======       ======        ======      ======


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND
1999

     GENERAL. For the three months ended June 30, 2000, the Company recognized net income of $984 thousand, or $0.20 per share, as compared to net income of $520 thousand, or $0.10 per share, for the three months ended June 30, 1999. The increase was primarily attributable to increased interest income generated from the continued growth in the Company's loan and securities portfolios. Net interest income and non- interest income increased $386 thousand and $293 thousand, or 8.8% and 36.7%, respectively, for the three months ended June 30, 2000, and was partially offset by an increase in non-interest expense of $97 thousand, or 2.3%.

     INTEREST INCOME. Interest income amounted to $11.3 million for the three months ended June 30, 2000, as compared to $8.2 million for the three months ended June 30, 1999. This increase of $3.2 million, or 38.7%, was primarily the result of the increase of $1.8 million in interest earned on the Company's mortgage loan portfolio, the increase of $680 thousand in interest and dividends earned on securities and the increase of $644 thousand in interest earned on other loans, as compared to the respective amounts earned over the three-month period ended June 30, 1999.

     The increase in interest earned on the Company's mortgage loan portfolio resulted primarily from the increase in the average yield of the portfolio to 7.51% for the three months ended June 30, 2000 from 7.22% for the three months ended June 30, 1999, as well as the $89.0 million, or 40.9%, increase in the average balances of mortgage loans to $306.6 million for the three months ended June 30, 2000, as compared to $217.6 million for the three months ended June 30, 1999. The increase in interest income on consumer and other loans was primarily the result of the increase in average balances of $25.0 million, or 41.0%, coupled with an increase in the average yield of such portfolio to 9.09% from 8.60%.

     The increase in interest and dividends earned on securities resulted mainly from the increase in the average balances of investment securities, including mortgage-backed securities, to $199.0 million for the three months ended June 30, 2000, as compared to $176.9 million for the three months ended June 30, 1999. This increase resulted largely from the Company's securitization of mortgage loans it originated and the utilization of additional wholesale leverage transactions in order to enhance earnings.

     INTEREST EXPENSE. Interest expense for the three-month period ended June 30, 2000 on total interest- bearing deposits and borrowed funds increased by $2.8 million, as compared to the same three-month period one year earlier, primarily as a result of the increase in the average costs and average balances of interest- bearing deposits and borrowed funds. Over the same periods, the average balances of total interest-bearing liabilities increased by $163.3 million, or 44.4%, from $367.7 million to $531.0 million, which increase was primarily associated with funding the Company's loan and securities growth.

     NET INTEREST INCOME. Net interest income for the three months ended June 30, 2000 increased $386 thousand, or 8.8%, to $4.8 million compared to the three months ended June 30, 1999, primarily as a result of the increase in the average balances of the Company's loan and investment securities portfolios. This increase was partially offset by the increase in the average balances and average costs of the Company's interest-bearing liabilities. Interest rate spread decreased to 2.72% from 3.06%, and net interest margin decreased to 3.23% from 3.85%, respectively, for the three-month period ended June 30, 2000 compared to the three-month period ended June 30, 1999.

     PROVISION FOR LOAN LOSSES. The provision for loan losses for the three months ended June 30, 2000 and 1999 was $205 thousand and $125 thousand, respectively. This provision is a result of management's assessment of the loan portfolio, the level of the Company's allowance for loan losses and its assessment of the local economy and market conditions.

     NON-INTEREST INCOME. Non-interest income, net, for the three months ended June 30, 2000 totaled $1.1 million as compared to $799 thousand for the three months ended June 30, 1999. This increase was primarily the result of increases in service and fee income and other income of $149 thousand and $397 thousand, respectively. The increase in service and fee income resulted primarily from deposit and loan account growth and growth in the amount of mortgage loans serviced. The increase in other income was primarily due to a $346 thousand reduction of a previously recognized $332 thousand unrealized loss on the valuation of residential mortgage loans held-for-sale at the lower of cost or market, in accordance with the Financial Accounting Standards Board's ("FASB") Statement No. 65, "Accounting for Certain Mortgage Banking Activities," and an increase of $164 thousand in the cash surrender value of the bank owned life insurance that was purchased by the Savings Bank early in the first quarter of 2000. Partially offsetting these increases was the $251 thousand decrease in income from securities transactions for the three months ended June 30, 2000, as compared to the same period in 1999. This decrease resulted because a large portion of the income from securities transactions for the three months ended June 30, 1999 included gains realized from the non-recurring sale of some of the Company's equity investments.

     NON-INTEREST EXPENSE. Non-interest expense increased by $97 thousand for the three-month period ended June 30, 2000 as compared to June 30, 1999. Salaries and employee benefits expense grew $261 thousand for the three months ended June 30, 2000. This is primarily the result of additions to staff necessary to attract and service a growing number of loan account and deposit account customers, and to hiring new staff members for the Commercial Bank and the Savings Bank's new full-service branch located in the town of Newburgh, New York. Occupancy expense and data processing expense increased $119 thousand and $49 thousand, respectively, for the three months ended June 30, 2000, which increases were primarily attributable to the formation of the Commercial Bank and the Savings Bank's new branch. Partially offsetting the increases were decreases in other expenses, professional fees and advertising of $205 thousand, $74 thousand and $60 thousand, respectively. These decreases were attributable to reductions in various volume-based and controllable expenses.

     PROVISION FOR INCOME TAXES. The increase in the provision for income taxes for the three-month period ended June 30, 2000, as compared to the same period ended June 30, 1999, was primarily attributable to the 53.8% increase in pre-tax income and was partially offset by the implementation of a tax-planning strategy during the latter half of 1999.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

     GENERAL. For the six months ended June 30, 2000, the Company recognized net income of $2.0 million, or $0.42 per share, as compared to net income of $1.5 million, or $0.27 per share, for the six months ended June 30, 1999. The increase was primarily attributable to increased interest income generated from the continued growth in the Company's loan and securities portfolios. Net interest income and non-interest income increased $1.0 million and $53 thousand, or 11.8% and 2.5% respectively, for the six months ended June 30, 2000, and was partially offset by a $564 thousand, or 7.2%, increase in non-interest expense.

     INTEREST INCOME. Interest income amounted to $21.9 million for the six months ended June 30, 2000, as compared to $15.7 million for the six months ended June 30, 1999. This increase of $6.2 million, or 39.4%, was primarily the result of the $3.3 million increase in interest earned on the Company's mortgage loan portfolio, the increase of $1.7 million in interest and dividends earned on securities and the increase of $1.2 million in interest earned on other loans, as compared to the respective amounts earned over the six- month period ended June 30, 1999.

     The increase in interest earned on the Company's mortgage loan portfolio resulted primarily from the increase in the average yield of the portfolio to 7.48% for the six months ended June 30, 2000 from 7.29% for the six months ended June 30, 1999, as well as the $81.8 million, or 38.3%, increase in the average balances of mortgage loans at June 30, 2000 to $295.1 million for the six months ended June 30, 2000, as compared to $213.3 million for the six months ended June 30, 1999. The increase in interest income on consumer and other loans was primarily the result of the increase in average balances of $24.4 million, or 41.9%, coupled with an increase in the average yield of such portfolio to 8.99% from 8.51%.

     The increase in interest and dividends earned on securities resulted mainly from the increase in the average balances of investment securities, including mortgage-backed securities, to $198.1 million for the six months ended June 30, 2000, as compared to $168.5 million for the six months ended June 30, 1999. This increase resulted largely from the Company's securitization of mortgage loans it originated and the utilization of additional wholesale leverage transactions in order to enhance earnings.

     INTEREST EXPENSE. Interest expense over the six-month period ended June 30, 2000 on total interest- bearing deposits and borrowed funds increased by $5.2 million when compared to the same six-month period one year earlier, primarily as a result of the increase in the average costs and average balances of interest- bearing deposits and borrowed funds. Over the same periods, the average balances of total interest-bearing liabilities increased by $163.5 million, or 46.5%, from $351.3 million to $514.8 million, which increase was primarily associated with funding the Company's loan and securities growth.

     NET INTEREST INCOME. Net interest income for the six months ended June 30, 2000 increased $1.0 million, or 11.8%, to $9.5 million compared to the six months ended June 30, 1999, primarily as a result of the increase in the average balances of the Company's loan and investment securities portfolios. This increase was partially offset by the increase in the average balances and average costs of the Company's interest-bearing liabilities. Interest rate spread decreased to 2.79% from 3.05%, and net interest margin decreased to 3.31% from 3.88%, respectively, for the six-month period ended June 30, 2000 compared to the six-month period ended June 30, 1999.

     PROVISION FOR LOAN LOSSES. The provision for loan losses for the six months ended June 30, 2000 and 1999 was $390 thousand and $250 thousand, respectively. This provision is a result of management's assessment of the loan portfolio, the level of the Company's allowance for loan losses and its assessment of the local economy and market conditions.

     NON-INTEREST INCOME. Non-interest income, net, for the six months ended June 30, 2000 and June 30, 1999 totaled $2.2 million. Income from securities transactions decreased $809 thousand for the six months ended June 30, 2000 as compared to the same period in 1999. This decrease resulted because a large portion of the income from securities transactions for the six months ended June 30, 1999 included gains realized from the non-recurring sale of some of the Company's equity investments. Partially offsetting this decrease were increases in service and fee income and other income of $335 thousand and $538 thousand, respectively. The increase in service and fee income resulted primarily from deposit and loan account growth and growth in the amount of mortgage loans serviced. The increase in other income was primarily due to a $437 thousand reduction of a previously recognized $332 thousand unrealized loss on the valuation of residential mortgage loans held-for-sale at the lower of cost or market, in accordance with the FASB's Statement No. 65, "Accounting for Certain Mortgage Banking Activities," and an increase of $299 thousand in the cash surrender value of the bank owned life insurance that was purchased by the Savings Bank early in the first quarter of 2000.

     NON-INTEREST EXPENSE. Non-interest expense increased by $564 thousand for the six-month period ended June 30, 2000 as compared to June 30, 1999. Salaries and employee benefits expense grew by $476 thousand for the six months ended June 30, 2000. This is primarily the result of additions to staff necessary to attract and service a growing number of loan account and deposit account customers, and to hiring new staff members for the Commercial Bank and the Savings Bank's new full-service branch located in the town of Newburgh, New York. Occupancy expense and data processing expense increased $259 thousand and $111 thousand, respectively, for the six months ended June 30, 2000, which increases were primarily attributable to the formation of the Commercial Bank and the Savings Bank's new branch. In addition, professional fees increased during 2000 by $12 thousand. Partially offsetting these increases were the decreases in other expenses and advertising expense of $180 thousand and $128 thousand, respectively, as result of reductions in various volume-based and controllable expenses.

     PROVISION FOR INCOME TAXES. The decrease in the provision for income taxes for the six-month period ended June 30, 2000, as compared to the same period ended June 30, 1999, was primarily attributable to the implementation of the previously mentioned tax-planning strategy during the latter part of 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Liquidity is managed from a composite of customer deposits, from cash and short-term interest- earning assets, from mortgage loans held for sale, from the investment securities portfolio held available for sale and from the Company's ability to borrow from the FHLBNY. At June 30, 2000, management had utilized $66.8 million in repurchase agreements and $180.9 million in FHLBNY advances to augment the Company's earnings, and management intends to enter into additional transactions in order to leverage the Company's capital base further.

     At June 30, 2000, the Company's total approved loan origination commitments outstanding totaled $81.2 million. At the same time, the unadvanced portion of residential construction loans totaled $10.9 million. Certificates of deposit scheduled to mature in one year or less at June 30, 2000 totaled $86.9 million. Based on historical experience, management believes that a significant portion of such deposits will remain with the Company.

     At June 30, 2000, the Company had cash and due from banks of $17.5 million and securities available for sale of $184.8 million. Management believes these amounts, together with the Company's borrowing capabilities, to be more than adequate to meet its short-term cash needs.

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

     At June 30, 2000, the Company exceeded the minimum regulatory capital guidelines imposed by the Federal Reserve Board, which are substantially similar to the requirements of the FDIC, with a Tier 1 capital level of $72.6 million, or 11.41% of average assets, which is well above the required level of $25.6 million, or 4% of average assets. The Company's ratio of Tier 1 capital to risk-weighted assets of 20.58% at June 30, 2000 is also well above the required level of 4%. The Company's ratio of total capital to risk-weighted assets is 21.29%, which is well above the required level of 8%. In addition, the Savings Bank's and the Commercial Bank's capital ratios qualify each of them to be treated as "well capitalized" for regulatory purposes. The following table shows the Savings Bank's regulatory capital positions and ratios at June 30, 2000.

                                  Actual Capital               Required Capital             Excess Capital
                                Amount    Percent    Amount         Percent       Amount        Percent
                              ---------- --------- ----------- ----------------  ---------  --------------
Total Capital...............
  (to risk-weighted assets)    $54,995     16.21%    $27,140        8.00%         $27,855       8.21%
Tier 1 Capital..............
  (to risk-weighted assets)     52,454     15.46      13,570        4.00           38,884      11.46
Tier 1 Capital..............
  (to average assets)           52,454      8.11      25,886        4.00           26,568       4.11

The following table shows the Commercial Bank's regulatory capital positions and ratios as of June 30, 2000.


                                  Actual Capital               Required Capital             Excess Capital
                                Amount    Percent    Amount         Percent       Amount        Percent
                              ---------- --------- ----------- ----------------  ---------  --------------
Total Capital...............
  (to risk-weighted assets)    $ 5,527     62.17%    $ 216          8.00%         $ 5,311      54.17%
Tier 1 Capital..............
  (to risk-weighted assets)      5,507     61.95       108          4.00            5,399      57.95
Tier 1 Capital..............
  (to average assets)            5,507     35.85       261          4.00            5,246      31.85


OTHER MATTERS

     GSB FINANCIAL CORPORATION. On April 19, 2000 the Company filed a Schedule 13D with the Securities and Exchange Commission ("Commission") that amended and supplemented the Schedule 13D, dated December 7, 1998, as amended by the
Schedule 13D, dated February 18, 1999 (together, the "Schedule 13D"). The
Schedule 13D disclosed that on April 19, 2000, the Company delivered a letter to GSB Financial Corporation ("GOSB") detailing its interest in entering into a business combination with GOSB. The letter contemplated that, subject to the timing requirements of the rules and regulations of the Office of Thrift Supervision, the Company would be prepared to offer, subject to the conditions set forth below, $18.00 per share in cash for all of the outstanding shares of common stock of GOSB in a merger of GOSB and the Company, and that the Company may be prepared to offer more than $18.00 if additional value in GOSB was demonstrated during the Company's due diligence review of GOSB. Any offer that the Company would make would be subject to the performance of customary due diligence, execution of a definitive merger agreement between the Company and GOSB, receipt of the required regulatory approvals and the approval of GOSB's shareholders. GOSB has not yet agreed to permit the Company to conduct due diligence, and the Company has not yet made an offer to GOSB.

     The Schedule 13D also disclosed that the Company owned 167,400 shares of GOSB's outstanding common stock, which is 8.44% of the 1,984,538 shares outstanding on May 12, 2000, as reported by GOSB in its most recent Form 10-Q, filed on May 12, 2000 for the quarter ended March 31, 2000.


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Quantitative and qualitative disclosure about market risk is presented at December 31, 1999 in the Company's Annual Report on Form 10-K, which was filed with the Commission on June 30, 2000. There have been no material changes in the Company's market risk at June 30, 2000 as compared to December 31, 1999.

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




                                    WARWICK COMMUNITY BANCORP, INC.
                                    (Registrant)



Date: August 14, 2000               By: /s/ Ronald J. Gentile
                                        -------------------------------------
                                        Ronald J. Gentile
                                        President and Chief Operating Officer





Date: August 14, 2000              By: /s/ Arthur W. Budich
                                       -----------------------------------------
                                       Arthur W. Budich
                                       Senior Vice President and Chief Financial
                                       Officer

                                  EXHIBIT INDEX

27.   Financial Data Schedule (submitted only with filing in electronic format)