Form 10-Q
period 2000-09-30
WARWICK COMMUNITY BANCORP INC
filed 2000-11-14
CIK 1046209

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2000

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                  to
                                        ----------------     --------------

         Commission File Number: 0-23293


                         WARWICK COMMUNITY BANCORP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


        DELAWARE                                                 06-1497903
(STATE OR OTHER JURISDICTION                                  (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NO.)

                        18 OAKLAND AVENUE, WARWICK, NEW YORK     10990-0591
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

                           Yes   X                No
                               -----                 ----


         As of November 1, 2000, there were 5,381,076 shares of the registrant's common stock outstanding.

                                                     FORM 10-Q
                                          WARWICK COMMUNITY BANCORP, INC.
                                                       INDEX
                                                                                                              Page
PART I-- FINANCIAL INFORMATION                                                                               Number
------------------------------                                                                               ------
Item 1.       Financial Statements -- Unaudited

              Consolidated Statements of Financial Condition at
              September 30, 2000 and December 31, 1999                                                        3

              Consolidated Statements of Income for the three and nine months
               ended September 30, 2000 and 1999                                                              4

              Consolidated Statement of Changes in Equity for
               the nine months ended September 30, 2000 and 1999                                              5

              Consolidated Statements of Cash Flows for the nine
               months ended September 30, 2000 and 1999                                                       6

              Notes to Unaudited Consolidated Financial Statements                                         7-10

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                                         11-20

Item 3.       Quantitative and Qualitative Disclosures about Market Risk                                     20

PART II -- OTHER INFORMATION
----------------------------

Item 1.       Legal Proceedings                                                                              20

Item 2.       Changes in Securities                                                                          20

Item 3.       Defaults Upon Senior Securities                                                                21

Item 4.       Submission of Matters to a Vote of Security Holders                                            21

Item 5.       Other Information                                                                              21

Item 6.       Exhibits and Reports on Form 8-K                                                               21

Signature Page                                                                                               22

Exhibit Index                                                                                                23


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

PART I --  FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS -- UNAUDITED
           ---------------------------------

                                 WARWICK COMMUNITY BANCORP, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                    (UNAUDITED)

                                                                      September 30, 2000       December 31, 1999
                                                                   ---------------------    -----------------------
                                                                                (Dollars in thousands)
                            ASSETS
   Cash on hand and in banks...................................           $  22,403               $  22,209

   Federal funds sold                                                            --                   7,665
   Securities:
          Available-for-sale, at fair value....................             158,743                 185,072
          Held-to-maturity, at amortized cost (fair value of
          $1,729 at September 30, 2000 and $1,410 at
          December 31, 1999)...................................               1,726                   1,418
                                                                          ---------               ---------
            Total securities...................................             160,469                 186,490
                                                                          ---------               ---------
   Mortgage loans..............................................             326,814                 275,229
   Commercial loans............................................              62,237                  45,392
   Consumer loans..............................................              29,047                  30,641
                                                                          ---------               ---------
            Total loans........................................             418,098                 351,262
   Allowance for loan losses...................................              (2,426)                 (1,941)
                                                                          ---------               ---------
            Total loans, net...................................             415,672                 349,321
                                                                          ---------               ---------
   Accrued interest receivable.................................               3,539                   3,217
   FHLBNY stock................................................              13,252                  11,752
   Bank premises & equipment, net..............................               7,583                   7,789
   Other assets................................................              21,934                   9,270
                                                                          ---------               ---------
            Total assets.......................................           $ 644,852               $ 597,713
                                                                          =========               =========

             LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Deposits:
   NOW and money market........................................           $  85,204               $  69,455
   Savings.....................................................              91,235                  84,671
   Certificates of deposit.....................................             125,740                  89,223
   Non-interest-bearing checking...............................              40,530                  39,723
                                                                          ---------               ---------
            Total depositor accounts...........................             342,709                 283,072
   Mortgage escrow funds.......................................               1,248                   1,488
   Accrued interest payable....................................               1,505                   1,574
   Securities sold under agreements to repurchase..............              16,845                  37,375
   FHLBNY advances.............................................             196,410                 201,675
   Other liabilities...........................................              15,991                   5,957
                                                                          ---------               ---------
            Total liabilities..................................             574,708                 531,141
                                                                          ---------               ---------

                       STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value; 5,000,000 authorized; none
          issued...............................................                  --                      --
   Common stock, $.01 par value; 15,000,000 shares authorized;
          6,606,548 shares issued; 5,381,076 and 5,639,290
          shares outstanding as of September 30, 2000 and
          December 31, 1999, respectively......................                  66                      66
   Additional paid-in capital..................................              62,844                  62,978
   Retained earnings...........................................              35,170                  32,430
   Accumulated other comprehensive income(loss), net...........              (4,374)                 (6,832)
   Unallocated ESOP common stock..............................               (5,925)                 (6,515)
   Unearned RRP common stock...................................              (2,568)                 (3,263)
                                                                          ---------               ---------
                                                                             85,213                  78,864
   Treasury stock (1,225,472 and 967,258 shares at September
         30, 2000 and December 31, 1999, respectively)                      (15,069)                (12,292)
                                                                          ---------               ---------
            Total stockholders' equity.........................              70,144                  66,572
                                                                          ---------               ---------
            Total liabilities and stockholders' equity.........           $ 644,852               $ 597,713
                                                                          =========               =========

            SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS.

                                 WARWICK COMMUNITY BANCORP, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF INCOME
                                                    (UNAUDITED)


                                                          For the Three Months         For the Nine Months
                                                          Ended September  30,         Ended September 30,
                                                      ---------------------------- ---------------------------


                                                           2000          1999           2000         1999
                                                      -------------- ------------- ------------- -------------
                                                       (In thousands, except per     (In thousands, except per
                                                            share amounts)                share amounts)
Interest Income:
     Interest on mortgage loans......................  $  6,214       $  4,379       $  17,256     $  12,151
     Interest on other loans.........................     2,023          1,426           5,730         3,900
     Interest and dividends on securities............     3,516          3,402          10,684         8,889
     Interest on federal funds sold..................        --             --              13            --
Interest on short-term money market instruments......        18              5              34            17
                                                       --------       --------       ---------     ---------
 Total interest income...............................    11,771          9,212          33,717        24,957
                                                       --------       --------       ---------     ---------

Interest Expense:
     Time deposits...................................     1,784            828           4,163         2,510
     Money market deposits...........................       644            510           1,706         1,213
     Savings deposits................................       777            651           2,201         1,969
     Mortgagors' escrow deposits.....................        49             42             110            93
     Borrowed funds..................................     3,787          2,404          11,261         5,859
                                                       --------       --------       ---------     ---------
          Total interest expense.....................     7,041          4,435          19,441        11,644
                                                       --------       --------       ---------     ---------
          Net interest income........................     4,730          4,777          14,276        13,313
                                                       --------       --------       ---------     ---------

Provision for Loan Losses............................      (225)          (125)           (615)        (375)
                                                       --------       --------       ---------     ---------
     Net interest income after provision for
       loan losses...................................     4,505          4,652          13,661        12,938
                                                       --------       --------       ---------     ---------

Non-Interest Income:
     Service and fee income..........................       976            808           2,697         2,194
     Securities transactions.........................    (1,113)            --          (1,093)          829
     Loan transactions...............................       344             28             379            74
     Other income....................................     1,634            374           2,068           269
                                                       --------       --------       ---------     ---------
          Total non-interest income, net.............     1,841          1,210           4,051         3,366
                                                       --------       --------       ---------     ---------

Non-Interest Expense:
     Salaries and employee benefits..................     2,586          2,583           7,400         6,922
     FDIC insurance..................................        16              7              45            23
     Occupancy.......................................       467            345           1,410         1,028
     Data processing.................................       228            233             826           720
     Advertising.....................................        38            150             149           389
     Professional fees...............................       285            257             661           667
     Other...........................................       629            805           2,105         2,414
                                                       --------       --------       ---------     ---------
          Total non-interest expense.................     4,249          4,380          12,596        12,163
                                                       --------       --------       ---------     ---------

     Income before provision for income taxes........     2,097          1,482           5,116         4,141
Provision for Income Taxes...........................       724            546           1,697         1,686
                                                       --------       --------       ---------     ---------
     Net income......................................  $  1,373       $    936       $   3,419     $   2,455
                                                       ========       ========       =========     =========

Weighted Average:
     Common shares...................................     4,848          5,412           4,879         5,580
     Dilutive stock options..........................        --             --              --            --
                                                       --------       --------       ---------     ---------
                                                          4,848          5,412           4,879         5,580
                                                       ========       ========       =========     =========
Earnings per Share:
     Basic...........................................  $   0.28       $   0.17       $    0.70     $    0.44
                                                       ========       ========       =========     =========
     Diluted.........................................  $   0.28       $   0.17       $   0.70      $    0.44
                                                       ========       ========       =========     =========

            SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS.

                                 WARWICK COMMUNITY BANCORP, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
                                                    (UNAUDITED)

                                                                             Accumulated
                                                                                Other
                                                 Additional                 Comprehensive    Unallocated     Unearned
                                     Common       Paid In      Retained     Income (Loss),   Common Stock  Common Stock   Treasury
                                      Stock       Capital      Earnings          net         Held by ESOP   Held by RRP    Stock
                                   -----------  ------------ ------------- ---------------- -------------- ------------- ----------
                                                                               (In thousands)
BALANCE, December 31,1998..........  $  66       $ 63,374     $ 30,458         $   1727       $  (7,208)     $ (4,180)   $     --

   Net Income, January 1, 1999 -
   September 30, 1999..............     --             --        2,455               --              --            --          --

   Unrealized depreciation on
   securities available-for-sale,
   net.............................     --             --           --           (6,280)             --            --          --

   Comprehensive income(loss)......     --             --           --               --              --            --

   Purchase of treasury stock......     --             --           --               --              --            --      (8,864)

   Allocation of ESOP stock........     --            (89)          --               --             488            --          --

   Cash dividends paid.............     --             --         (874)              --              --            --          --

   Earned portion of RRP...........     --           (240)          --               --              --           688          --
                                     -----       --------     --------         --------       ---------      --------    --------

BALANCE, September 30, 1999......... $  66       $ 63,045     $ 32,039         $ (4,553)      $  (6,720)     $ (3,492)   $ (8,864)
                                     =====       ========     ========         ========       =========      ========    ========

BALANCE, December 31, 1999.......... $  66       $ 62,978     $ 32,430         $ (6,832)      $  (6,515)     $ (3,263)   $(12,292)

   Net Income, January 1, 2000 -
   September 30, 2000...............    --             --     $  3,419               --              --            --          --

   Unrealized appreciation on
   securities available-for-sale,
   net..............................    --             --           --         2  2,458              --            --          --


   Comprehensive income.............    --             --           --               --              --            --          --

   Purchase of treasury stock.......    --             --           --               --              --            --      (2,777)

   Valuation adjustment.............    --             --          415               --              --            --          --

   Allocation of ESOP stock.........    --           (161)          --               --             590            --          --

   Cash dividends paid..............    --             --       (1,094)              --              --            --          --

   Earned portion of RRP............    --             27           --               --              --           695          --
                                     -----       --------     --------         --------       ---------      --------    --------

BALANCE, September 30, 2000......... $  66       $ 62,884     $ 35,170         $ (4,374)      $  (5,925)     $ (2,568)   $(15,069)
                                     =====       ========     ========         ========       =========      ========    ========

                                      Comprehensive
                                      Income (Loss)
                                     --------------


BALANCE, December 31,1998..........

   Net Income, January 1, 1999 -
   September 30, 1999..............     $  2,455

   Unrealized depreciation on
   securities available-for-sale,
   net.............................       (6,280)
                                        --------
   Comprehensive income(loss)......     $ (3,825)
                                        ========
   Purchase of treasury stock......

   Allocation of ESOP stock........

   Cash dividends paid.............

   Earned portion of RRP...........


BALANCE, September 30, 1999.........


BALANCE, December 31, 1999..........

   Net Income, January 1, 2000 -
   September 30, 2000...............    $  3,419

   Unrealized appreciation on
   securities available-for-sale,
   net..............................    $  2,458
                                        --------

   Comprehensive income.............    $  5,877
                                        ========
   Purchase of treasury stock.......

   Valuation adjustment.............

   Allocation of ESOP stock.........

   Cash dividends paid..............

   Earned portion of RRP............


BALANCE, September 30, 2000.........


            SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS.

                                 WARWICK COMMUNITY BANCORP, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)

                                                                                          For the Nine Months
                                                                                          Ended September 30,
                                                                                  ----------------------------------
                                                                                       2000               1999
                                                                                  ---------------    ---------------
                                                                                            (In thousands)
      CASH FLOWS FROM OPERATING ACTIVITIES
      Net income..................................................................   $  3,419            $  2,455
      Adjustments to reconcile net income to net cash used in operating activities:
                Depreciation......................................................        638                 488
                Net gain on sale of mortgage servicing rights.....................     (1,438)                 --
                Accretion of discount on investment securities....................     (1,745)             (1,031)
                Net increase in accrued interest receivable.......................       (322)               (372)
                Increase in mortgage servicing rights and other assets............    (12,664)             (9,298)
                Provision for loan losses.........................................        615                 375
                Net gain on sales of loans........................................      (379)                 (74)
                Net (gain) loss on sales of securities............................     1,093                 (829)
                Increase/(decrease) in accrued interest payable...................       (69)                 478
                Increase in accrued expenses and other liabilities................    10,034                4,636
                                                                                     -------             --------
      Total reconciliation adjustments............................................    (4,237)              (5,627)
                                                                                     -------             --------
                Net cash used in operating activities.............................      (818)              (3,172)
                                                                                     -------             --------

      CASH FLOWS FROM INVESTING ACTIVITIES
      Proceeds from maturities and calls of securities............................    12,650               23,900
      Purchases of securities.....................................................   (10,985)            (120,630)
      Proceeds from sale of trading securities and securities
      available-for-sale..........................................................    20,978               23,495
      Principal repayments from mortgage-backed securities........................     9,220               17,381
      Purchases of FHLBNY capital stock...........................................    (1,500)              (5,907)
      Net increase in loans.......................................................   (67,464)             (52,468)
      Purchases of fixed assets, net..............................................      (434)                (456)
                                                                                     -------             --------
                Net cash used in investing activities.............................   (37,535)            (114,685)
                                                                                     -------             --------

      CASH FLOWS FROM FINANCING ACTIVITIES
      Net increase in deposits....................................................    59,637               14,550
      Net decrease in escrow deposits.............................................      (240)              (1,350)
      Net increase(decrease) in borrowed funds....................................   (25,795)             116,529
      Dividends on common stock...................................................    (1,094)                (874)
      Purchase of treasury stock..................................................    (2,777)              (8,864)
      ESOP allocation.............................................................       429                  399
      RRP allocation..............................................................       722                  448
                                                                                     -------             --------
                Net cash provided by financing activities.........................    30,882              120,838
                                                                                     -------             --------
                Net increase (decrease) in cash ..................................  $(7,471)             $  2,981
                                                                                     ======              ========

      CASH AT BEGINNING OF PERIOD.................................................  $29,874              $ 10,511
      CASH AT END OF PERIOD.......................................................   22,403                13,492
                                                                                     ------              --------
      CHANGE IN CASH..............................................................  $(7,471)             $  2,981
                                                                                     ======              ========

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

         The unaudited consolidated financial statements included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results of operations that may be expected for the entire year ending December 31, 2000. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission.

         These unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's 1999 Annual Report to Shareholders.

2.       EARNINGS PER SHARE

          Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average number of shares outstanding for the period, adjusted for the unallocated portion of the shares held by the Warwick Community Bancorp, Inc. Employee Stock Ownership Plan ("ESOP") in accordance with AICPA Statement of Position 93-6, "Employers Accounting for Employee Stock Ownership Plans," and unearned shares held by the Recognition and Retention Plan of Warwick Community Bancorp, Inc. ("RRP"). Diluted earnings per share, which reflects the potential dilution that could occur if outstanding stock options were exercised and resulted in the issuance of common stock that then shared in the earnings of the Company, is computed by dividing net income by the weighted average number of common shares and dilutive instruments. As of September 30, 2000 and 1999, the Company did not have any securities that could be converted into common stock or any contracts that could result in the issuance of common stock, except for options granted under the Stock Option Plan of Warwick Community Bancorp, Inc. ("Stock Option Plan").

3.       COMPREHENSIVE INCOME (LOSS)

         Comprehensive income (loss) includes net income and all other changes in equity during a period except those resulting from investments by owners and distributions to owners. Other comprehensive income includes revenues, expenses, gains and losses that, under generally accepted accounting principles, are included in comprehensive income but excluded from net income. Comprehensive income and accumulated other comprehensive income are reported net of related income taxes. Accumulated other comprehensive income for the Company consists solely of unrealized holding gains or losses on available for sale securities.

4.       NEW ACCOUNTING PRONOUNCEMENTS

          In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, unrealized gains and losses) depends on the intended use of the derivative and the resulting designation. SFAS No. 133, as later amended by SFAS No. 137, is effective for the Company on January 1, 2001. The Company does not believe the implementation of SFAS No. 133 will have a material impact on its financial condition or results of operations.

          In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment to FASB Statement No. 133." SFAS No. 138 amends certain aspects of SFAS No. 133 to simplify the accounting for derivatives and hedges under SFAS No. 133. SFAS No. 138 is effective upon the Company's adoption of SFAS No. 133 (January 1, 2001). The initial adoption of SFAS No.138 is not expected to have a material impact on the Company's financial statements.

          In September 2000, the FASB approved Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions. SFAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000.

5.       LOAN PORTFOLIO COMPOSITION

         The following table sets forth the composition of the Company's loan portfolio in dollar amounts and percentage of the portfolio at the dates indicated.


                                                       At September 30, 2000  At December 31, 1999
                                                       ---------------------  --------------------
                                                                    Percent               Percent
                                                       Amount       of Total   Amount     of Total
                                                       ------       --------   ------     --------
                                                                       (Dollars in thousands)
Mortgage loans:
--------------
Conventional one- to four-family loans..........     $ 289,049       69.08%   $239,522     68.10%
Mortgage loans held for sale....................         2,057        0.48       4,163      1.18
VA and FHA loans................................           446        0.11         213      0.06
Home equity loans...............................        24,700        5.90      22,317      6.35
Residential construction loans..................        19,361        4.62      18,222      5.18
Undisbursed portion of construction loans.......        (7,988)      (1.91)     (8,399)    (2.39)
                                                     ---------      ------    --------    ------
   Total mortgage loans.........................       327,625       78.29     276,037     78.48
                                                     ---------      ------    --------    ------

Consumer and other loans:
------------------------
Commercial loans by type:
   Non-farm and non-residential.................        29,752        7.11      23,820      6.77
   One- to four-family residential..............         1,831        0.44       1,961      0.56
   Multi-family.................................         6,993        1.67       2,231      0.63
   Farm.........................................         1,035        0.25         794      0.23
   Acquisition, development and
    construction................................         2,238        0.53       5,074      1.44
   Term loans...................................         1,894        0.45         338      0.10
   Installment loans............................         8,397        2.01       4,488      1.28
   Demand loans.................................           318        0.08         335      0.10
   Time loans...................................         1,155        0.28         729      0.21
   SBA loans....................................           287        0.07         205      0.06
   Lines-of-credit..............................         7,928        1.89       4,833      1.37
   Loans and draws disbursed................                62        0.01         327      0.09
   Non-accrual..................................           420        0.10         418      0.12
                                                     ---------      ------    --------    ------
   Total commercial loans.......................        62,310       14.89      45,553     12.95
Automobile......................................        24,362        5.82      26,994      7.67
Student.........................................           137        0.03         195      0.06
Credit card.....................................           929        0.22       1,196      0.34
Other consumer loans............................         3,092        0.75       1,747      0.50
                                                     ---------      ------    --------    ------
Total consumer loans                                    28,520        6.82      30,132      8.57
                                                     ---------      ------    --------    ------
   Total consumer and other loans...............        90,830       21.71      75,685     21.52
                                                     ---------      ------    --------    ------
   Total loans..................................       418,455      100.00%    351,722    100.00%
                                                                    ======                ======
Discount, premiums and deferred loan fees, net.          ( 357)                  ( 460)
Allowance for loan  losses......................        (2,426)                 (1,941)
                                                     ---------                --------
   Total loans, net.............................     $ 415,672                $349,321
                                                     =========                ========

6.       NON-PERFORMING ASSETS

         The following table sets forth information regarding non-accrual loans, other past due loans and other real estate owned at the dates indicated.


                                                                  September 30,                December 31,
                                                                      2000                         1999
                                                             ------------------------ --------------------------
                                                                          (Dollars in thousands)
Non-accrual mortgage loans delinquent more
than 90 days...................................................     $   504                     $   693
Non-accrual other loans delinquent more than 90 days...........         534                         521
                                                                    -------                     -------
Total non-accrual loans........................................       1,038                       1,214
Total 90 days or more delinquent and still accruing............         402                         822
                                                                    -------                     -------
Total non-performing loans.....................................       1,440                       2,036
Total foreclosed real estate, net of related allowance for
  losses.......................................................         533                         415
                                                                    -------                     -------
Total non-performing assets....................................     $ 1,973                     $ 2,451
                                                                    =========                   =======
Non-performing loans to total loans............................        0.35%                       0.58%
Total non-performing assets to total assets....................        0.31%                       0.41%

7.       ALLOWANCE FOR LOAN LOSSES

         The following table sets forth the activity in the Company's allowance for loan losses at and for the periods indicated.


                                                             Nine Months Ended                       Year Ended
                                                               September 30,                        December 31,
                                              ----------------------------------------------- ---------------------------
                                                        2000                     1999                   1999
                                              ---------------------- ------------------------ ---------------------------

                                                                      (Dollars in thousands)
ALLOWANCE FOR LOAN LOSSES:
Balance at beginning of period...............        $ 1,941                  $ 1,727                $ 1,727
CHARGE-OFFS:
      Real estate mortgage loans.............             29                      157                    157
      Commercial loans.......................             51                      160                    161
      Consumer loans.........................             59                       42                     54
                                                     -------                  -------                -------
      Total charge-offs......................            139                      359                    372
RECOVERIES:
      Real estate mortgage loans.............              0                       23                     23
      Commercial loans.......................              0                       42                     42
      Consumer loans.........................              9                       19                     21
                                                     -------                  -------                -------
      Total recoveries.......................              9                       84                     86

Provision for loan losses....................            615                      375                    500
                                                     -------                  -------                -------
Balance at end of Period.....................        $ 2,426                  $ 1,827                $ 1,941
                                                     =======                  =======                =======

Ratio of net charge-offs during the period to
average loans outstanding....................           0.03%                    0.09%                  0.10%

Ratio of allowance for loan losses to total
loans at end of period.......................           0.58%                    0.57%                  0.55%

Ratio of allowance for loan losses to non-
performing loans.............................         168.47%                  116.54%                 95.33%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Warwick Community Bancorp, Inc. ("Company"), headquartered in Warwick, New York, was incorporated in September 1997 under the laws of the State of Delaware and is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended ("BHCA"). The Company elected to become a financial holding company under the BHCA in October 2000. The primary business of the Company is the operation of its subsidiaries, The Warwick Savings Bank, a New York State chartered stock savings bank ("Savings Bank"), and The Towne Center Bank, a de novo commercial bank formed by the Company under the laws of the State of New Jersey, which opened for business on October 26, 1999 ("Commercial Bank"). While the following discussion of financial condition and results of operations includes the collective results of the Company, the Savings Bank and the Commercial Bank, this discussion reflects primarily the Savings Bank's activities. Unless otherwise disclosed, the information presented herein reflects the financial condition and results of operations of the Company, the Savings Bank and the Commercial Bank on a consolidated basis.

FINANCIAL CONDITION

     For the nine-month period ending September 30, 2000, total assets of the Company increased $47.1 million, or 7.9%, from $597.7 million at December 31, 1999 to $644.9 million at September 30, 2000. This increase in total assets was primarily attributable to a $66.8 million, or 19.0%, increase in total loans, which increased from $351.3 million at December 31, 1999 to $418.1 million at September 30, 2000, and a $12.7 million, or 136.6%, increase in other assets, which increased from $9.3 million at December 31, 1999 to $21.9 million at September 30, 2000. These increases resulted from continued growth in the mortgage and commercial loan portfolios and the purchase of $10.0 million in bank owned life insurance policies. The Federal Home Loan Bank of New York ("FHLBNY") stock portfolio increased by $1.5 million in conjunction with both the Company's larger asset size and the utilization of advances provided by the FHLBNY to help fund the aforementioned asset growth. Offsetting these increases was the $7.7 million decrease in Federal funds sold, which was used to purchase the above-mentioned bank owned life insurance, and the decrease of $26.3 million in securities available for sale. During the quarter ended September 30, 2000, the Company sold approximately $17.8 million of its lower-yielding investment securities, and $10.0 million of its higher-yielding callable instruments were called, which helped reduce the Company's level of wholesale funding.

     Deposits increased $59.6 million, or 21.1%, from $283.1 million at December 31, 1999, to $342.7 million at September 30, 2000. This increase was primarily attributable to a $36.5 million increase in certificates of deposit, a $15.7 million increase in NOW and money market accounts, a $6.6 million increase in savings accounts and an $807 thousand increase in non-interest-bearing accounts. Included in the $36.5 million increase in certificates of deposit at September 30, 2000 were brokered deposits in the amount of $20.0 million. In conjunction with these brokered deposits, the Bank entered into a hedging strategy with interest rate swaps to limit its interest rate risk.

     Borrowed funds, comprised primarily of securities sold under repurchase agreements and FHLBNY advances, decreased $25.8 million, from $239.1 million at December 31, 1999 to $213.3 million at September 30, 2000. Securities sold under repurchase agreements decreased $20.5 million to $16.8 million and FHLBNY advances decreased $5.3 million to $196.4 million at September 30, 2000 from $201.7 million at December 31, 1999. These decreases were the result of the aforementioned sale of investment securities which enabled the Company to reduce its level of wholesale funding in order to improve future net interest margins.

     Total stockholders' equity increased by $3.6 million, or 5.4%, from $66.6 million at December 31, 1999 to $70.1 million at September 30, 2000. The increase was primarily attributable to net income of $3.4 million for the nine months ended September 30, 2000 and the $2.5 million increase in accumulated other comprehensive income. The increase in total stockholders' equity was partially offset by the $2.8 million in open market purchases of 258,214 shares of the Company's outstanding common stock during the first quarter of 2000 in conjunction with the Company's stock repurchase programs. The Company may repurchase an additional 283,215 of its shares prior to December 22, 2000 pursuant to its fifth stock repurchase program, which was adopted in March, 2000. The increase in stockholders' equity was also partially offset by the payment of quarterly cash dividends to shareholders amounting to $1.1 million, which dividends were paid on March 30, 2000, June 30, 2000 and September 30, 2000.

ANALYSIS OF NET INTEREST INCOME

     Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

     AVERAGE BALANCE SHEETS. The following tables set forth certain information regarding the Company's average statements of financial condition and its statements of income for the three months and nine months ended September 30, 2000 and 1999 and reflect the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs were derived by dividing interest income or expense by the average balance of assets or liabilities, respectively, for the periods shown. The yields include deferred fees and discounts, which are considered yield adjustments. Average balances were computed based on month- end balances. Management believes the use of average monthly balances instead of average daily balances does not have a material effect on the information presented.

                                                                 Three Months Ended September 30,
                                          --------------------------------------------------------------------------
                                                            2000                                1999
                                          -------------------------------------  -----------------------------------
                                                                      Average                            Average
                                            Average                    Yield/      Average                Yield/
                                            Balance        Interest     Cost       Balance    Interest     Cost
                                          -----------     ----------  ---------  -----------  ---------  -----------

ASSETS:                                                                 (Dollars in thousands)
------
Interest-earning assets:
   Mortgage loans, net.................... $324,927       $  6,214      7.65%      $236,607     $4,379     7.40%
   Consumer and other loans, net..........   88,175          2,023       9.18        67,010      1,426     8.51
   Mortgage-backed securities.............   93,262          1,642       7.04        94,302      1,682     7.13
   Federal funds sold.....................       --             --         --            --         --       --
   Interest earning accounts at banks.....    1,140             18       6.32           432          5     4.63
   Investment securities..................  103,403          1,874       7.25       101,524      1,720     6.78
                                           --------       --------                 --------     ------
   Total interest-earning assets..........  610,907         11,771       7.71       499,875      9,212     7.37
                                                          --------                              ------
   Non-interest earning assets............   44,759                                  33,319
                                           --------                                --------
   Total assets........................... $655,666                                $533,194
                                           ========                                ========

LIABILITIES AND RETAINED EARNINGS:
---------------------------------
Interest-bearing liabilities:
   Passbook accounts...................... $ 94,467       $    681       2.88%     $ 88,282     $  566     2.56%
   Escrow deposits........................    9,800             49       2.00         8,400         42     2.00
   NOW accounts ..........................   26,777             96       1.43        23,670         85     1.44
   Money market accounts..................   54,015            644       4.77        49,421        510     4.13
   Certificate accounts...................  119,368          1,784       5.98        71,399        828     4.64
                                           --------       --------                 --------     ------
   Total deposits.........................  304,427          3,254       4.28       241,172      2,031     3.37
   Borrowed funds.........................  239,460          3,787       6.33       179,780      2,404     5.35
                                           --------       --------                 --------     ------
   Total interest-bearing liabilities.....  543,887          7,041       5.18       420,952      4,435     4.21
                                                          --------                              ------
Non-interest bearing liabilities..........   45,730                                  38,414
                                           --------                                --------
   Total liabilities......................  589,617                                 459,366
Retained earnings.........................   66,049                                  73,828
                                           --------                                --------
   Total liabilities and retained
   earnings............................... $655,666                                $533,194
                                           ========                                ========
Net interest income/interest rate spread..                $  4,730       2.53%                  $4,777     3.16%
                                                          ========     ======                   ======   =======
Net interest-earning assets/net
   interest margin........................ $ 67,020                      3.10%     $ 78,923                3.82%
                                           ========                    ======      ========              =======

Ratio of interest-earning assets to
  interest-bearing liabilities............                             112.32%                           118.75%
                                                                       ======                            ======

                                                                 Nine Months Ended September 30,
                                           ---------------------------------------------------------------------
                                                          2000                                1999
                                           ----------------------------------  ---------------------------------
                                                                     Average                            Average
                                             Average                  Yield/     Average                 Yield/
                                             Balance     Interest     Cost       Balance    Interest     Cost
                                           -----------  ----------  ---------  ----------- ----------  ---------

ASSETS:                                                               (Dollars in thousands)
------
Interest-earning assets:
   Mortgage loans, net....................  $305,118     $17,256       7.54%    $221,087    $12,151       7.33%
   Consumer and other loans, net..........    84,409       5,730       9.05       61,107      3,900       8.51
   Mortgage-backed securities.............    94,366       5,021       7.09       83,561      4,372       6.98
   Federal funds sold.....................       364          13       4.75           --         --         --
   Interest earning accounts at banks.....       741                   6.11          481         17       4.71
                                                              34
   Investment securities..................   103,261       5,663       7.31       94,022      4,517       6.41
                                            --------     -------                --------    -------
      Total interest-earning assets.......   588,259      33,717       7.64      460,258     24,957       7.23
                                                         -------                            -------
   Non-interest earning assets............    44,421                              28,262
                                            --------                            --------
      Total assets........................  $632,680                            $488,520
                                            ========                            ========

LIABILITIES AND RETAINED EARNINGS:
---------------------------------
Interest-bearing liabilities:
   Passbook accounts......................  $ 92,339     $ 1,927       2.78%    $ 85,588    $ 1,706       2.66%
   Escrow deposits........................                   110       2.00        6,200         93       2.00
                                              7,333
   NOW accounts ..........................    25,608         274       1.43       22,523        263       1.56
   Money market accounts..................    50,521       1,706       4.50       42,086      1,213       3.84
   Certificate accounts...................   101,615       4,164       5.46       71,952      2,510       4.65
                                            --------     -------                --------    ------
   Total deposits.........................   277,416       8,181       3.93      228,349      5,785       3.38
   Borrowed funds.........................   247,156      11,260       6.07      146,140      5,859       5.35
                                            --------     -------                --------    -------
      Total interest-bearing liabilities..   524,572      19,441       4.94      374,489     11,644       4.15
                                                         -------                            -------
Non-interest bearing liabilities..........    42,854                              36,908
                                            --------                            --------
      Total liabilities...................   567,426                             411,397
Retained earnings.........................    65,254                              77,123
                                            --------                            --------
      Total liabilities and
      retained earnings...................  $632,680                            $488,520
                                            ========                            ========
Net interest income/interest rate spread..               $14,276       2.70%                $13,313       3.08%
                                                         =======     ======                 =======     ======
Net interest-earning assets/net
   interest margin........................  $ 63,687                   3.24%    $ 85,769                  3.86%
                                            ========                 ======     ========                ======
Ratio of interest-earning assets to
  interest-bearing liabilities............                           112.14%                            122.90%
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


                                                 Three Months Ended                       Nine Months Ended
                                                 September 30, 2000                       September 30, 2000
                                                     Compared to                             Compared to
                                                 Three Months Ended                       Nine months ended
                                                  September 30, 1999                      September 30, 1999
                                    --------------------------------------------------------------------------------
                                      Increase (Decrease) in Net                Increase (Decrease) in Net
                                        Interest Income Due to                    Interest Income Due to
                                    --------------------------------------------------------------------------------
                                         Volume         Rate         Net          Volume         Rate          Net
                                    --------------------------------------------------------------------------------
                                                   (In thousands)                              (In thousands)
INTEREST-EARNING ASSETS:
-----------------------
Mortgage loans, net.................    $1,635        $  200        $1,835        $4,618        $  487      $5,105
Consumer and other loans, net.......       450           147           597         1,487           343       1,830
Mortgage-backed securities..........       (19)          (21)          (40)          566            83         649
Federal funds sold..................        --            --            --            13         -----          13
Interest earning accounts at banks..         8             5            13             9             8          17
Investment securities...............        32           122           154           444           702       1,146
                                        ------        ------        ------        ------         -----      ------
          Total.....................     2,106           453         2,559         7,137         1,623       8,760
                                        ------        ------        ------        ------         -----      ------

INTEREST-BEARING LIABILITIES:
----------------------------
Passbook accounts...................        40            75           115           135            86         221
Escrow accounts.....................         7            --             7            17            --          17
NOW accounts........................        11            --            11            36           (25)         11
Money market accounts...............        47            87           134           243           250         493
Certificates of deposit.............       556           400           956         1,035           619       1,654
Borrowed funds......................       798           585         1,383         4,050         1,351       5,401
                                        ------        ------        ------        ------         -----      ------
          Total.....................     1,459         1,147         2,606         5,516         2,281       7,797
                                        ------        ------        ------        ------         -----      ------

Net change in net interest income...    $  647        $ (694)       $  (47)       $1,621        $ (658)     $  963
                                        ======        ======        ======        ======        ======      ======


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

     GENERAL. For the three months ended September 30, 2000, the Company recognized net income of $1.4 million, or $0.28 per share, as compared to net income of $936 thousand, or $0.17 per share, for the three months ended September 30, 1999. During the quarter ended September 30, 2000, the Company made a strategic decision to exit the mortgage loan servicing business by contracting to sell nearly all of its rights to service mortgage loans held for other investors and by transferring the servicing of its own mortgage portfolio loans to an outside vendor. These actions are expected to enhance the Company's future performance by improving net interest income and reducing operating expenses in future periods. Non-interest income, net, increased by $631 thousand, or 52.1%, for the three months ended September 30, 2000, and non-interest expense decreased $131 thousand, or 3.0%. Net interest income decreased by $47 thousand, or 1%.

     INTEREST INCOME. Interest income amounted to $11.8 million for the three months ended September 30, 2000, as compared to $9.2 million for the three months ended September 30, 1999. This increase of $2.6 million, or 27.8%, was primarily the result of the increase of $1.8 million in interest earned on the Company's mortgage loan portfolio, the increase of $597 thousand in interest earned on other loans and the increase of $114 thousand in interest and dividends earned on securities, as compared to the respective amounts earned over the three-month period ended September 30, 1999.

     The increase in interest earned on the Company's mortgage loan portfolio resulted primarily from the increase in the average yield of the portfolio to 7.65% for the three months ended September 30, 2000 from 7.40% for the three months ended September 30, 1999, as well as the $88.3 million, or 37.3%, increase in the average balances of mortgage loans to $324.9 million for the three months ended September 30, 2000 as compared to $236.6 million for the three months ended September 30, 1999. The increase in interest income on consumer and other loans was primarily the result of the increase in average balances of $21.2 million, or 31.6%, coupled with an increase in the average yield of such portfolio to 9.18% from 8.51%.

     The increase in interest and dividends earned on securities resulted mainly from the increase in the average balances of investment securities, including mortgage-backed securities, to $196.7 million for the three months ended September 30, 2000, as compared to $195.8 million for the three months ended September 30, 1999. This increase resulted largely from the Company's securitization of mortgage loans it originated and the utilization of additional wholesale leverage transactions in order to enhance earnings. As the above-mentioned sale of investment securities did not occur until the later part of September 2000, the full effect of such sale did not have a material impact on the average balances during this quarter.

     INTEREST EXPENSE. Interest expense for the three-month period ended September 30, 2000 on total interest-bearing deposits and borrowed funds increased by $2.6 million, as compared to the same three-month period one year earlier, primarily as a result of the increase in the average costs and average balances of interest- bearing deposits and borrowed funds. Over the same periods, the average balances of total interest-bearing liabilities increased by $122.9 million, or 29.2%, from $421.0 million to $543.9 million, which increase was primarily associated with funding the Company's loan and securities growth.

     NET INTEREST INCOME. Net interest income for the three months ended September 30, 2000 decreased slightly, by 1.0%, as compared to the three months ended September 30, 1999. Increases in the average balances and average yields of the Company's loan and investment securities portfolios were offset by the increase in the average balances and average costs of the Company's interest-bearing liabilities. Interest rate spread decreased to 2.53% from 3.16%, and net interest margin decreased to 3.10% from 3.82%, respectively, for the three-month period ended September 30, 2000, as compared to the three-month period ended September 30, 1999.

     PROVISION FOR LOAN LOSSES. The provision for loan losses for the three months ended September 30, 2000 and 1999 was $225 thousand and $125 thousand, respectively. This provision is a result of management's assessment of the loan portfolio, the level of the Company's allowance for loan losses and its assessment of the local economy and market conditions.

     NON-INTEREST INCOME. Non-interest income, net, for the three months ended September 30, 2000 increased to $1.8 million, as compared to $1.2 million for the three months ended September 30, 1999, primarily because of the Company's previously mentioned strategic decision to exit the mortgage loan servicing business during the later part of the quarter ended September 30, 2000. The increase resulted from a $1.3 million increase in other income, a $316 thousand increase in income earned from loan transactions, a $168 thousand increase in service and fee income and a $168 thousand increase in the cash surrender value of the bank owned life insurance that was purchased by the Savings Bank early in the first quarter of 2000. The increase in other income was due to the $1.4 million gain on the sale of mortgage servicing rights discussed above. The increase in service and fee income resulted primarily from deposit and loan account growth. The increase in income from loan transactions was attributable to an increase in the number of originated mortgage loans that were sold with servicing released in conjunction with the Company's decision to exit the mortgage loan servicing business. Partially offsetting these increases was the $1.1 million decrease in income from securities transactions for the three months ended September 30, 2000, as compared to the same period in 1999. This decrease resulted from the sale of $17.8 million of lower-yielding investment securities consisting of earlier years' residential mortgage loan originations that were subsequently securitized.

     NON-INTEREST EXPENSE. Non-interest expense decreased by $131 thousand for the three-month period ended September 30, 2000 as compared to September 30, 1999. Salaries and employee benefits expense remained level for the three months ended September 30, 2000. In connection with the Company's decision to exit the mortgage loan servicing business, the Company recognized a one-time $165 thousand charge against current earnings for the staff reduction costs associated with the positions to be eliminated. Offsetting this one- time charge was the decrease in salary expense associated with the origination of mortgage loans. Other expenses and advertising expenses decreased by $176 thousand and $112 thousand, respectively. These decreases were attributable to reductions in various volume-based and controllable expenses. Partially offsetting these decreases was the increase in occupancy expense of $122 thousand for the three months ended September 30, 2000, which increase was primarily attributable to the new operations of the Commercial Bank and the Savings Bank's new branch in Newburgh, New York.

     PROVISION FOR INCOME TAXES. The increase in the provision for income taxes for the three-month period ended September 30, 2000, as compared to the same period ended September 30, 1999, was primarily attributable to the 41.5% increase in pre-tax income and was partially offset by the implementation of a tax- planning strategy during the latter half of 1999.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

     GENERAL. For the nine months ended September 30, 2000, the Company recognized net income of $3.4 million, or $0.70 per share, as compared to net income of $2.5 million, or $0.44 per share, for the nine months ended September 30, 1999. The increase was primarily attributable to increased interest income generated from the continued growth in the Company's loan and securities portfolios, as well as, the previously discussed actions taken by the Company during the later part of the quarter ended September 30, 2000. Net interest income and non-interest income increased $963 thousand and $685 thousand, or 7.2% and 20.4%, respectively, for the nine months ended September 30, 2000, and was partially offset by a $433 thousand, or 3.6%, increase in non-interest expense.

     INTEREST INCOME. Interest income amounted to $33.7 million for the nine months ended September 30, 2000, as compared to $25.0 million for the nine months ended September 30, 1999. This increase of $8.8 million, or 35.1%, was primarily the result of the $5.1 million increase in interest earned on the Company's mortgage loan portfolio, the increase of $1.8 million in interest and dividends earned on securities and the increase of $1.8 million in interest earned on other loans, as compared to the respective amounts earned over the nine-month period ended September 30, 1999.

     The increase in interest earned on the Company's mortgage loan portfolio resulted primarily from the increase in the average yield of the portfolio to 7.54% for the nine months ended September 30, 2000 from 7.33% for the nine months ended September 30, 1999, as well as the $84.0 million, or 38.0%, increase in the average balance of mortgage loans to $305.1 million for the nine months ended September 30, 2000, as compared to $221.1 million for the nine months ended September 30, 1999. The increase in interest income on consumer and other loans was primarily the result of the increase in average balances of $23.3 million, or 38.1%, coupled with an increase in the average yield of such portfolio to 9.05% from 8.51%.

     The increase in interest and dividends earned on securities resulted mainly from the increase in the average balances of investment securities, including mortgage-backed securities, to $197.6 million for the nine months ended September 30, 2000, as compared to $177.6 million for the nine months ended September 30, 1999. This increase resulted largely from the Company's securitization of mortgage loans it originated and the utilization of additional wholesale leverage transactions in order to enhance earnings.

     INTEREST EXPENSE. Interest expense over the nine-month period ended September 30, 2000 on total interest-bearing deposits and borrowed funds increased by $7.8 million when compared to the same nine-month period one year earlier, primarily as a result of the increase in the average costs and average balances of interest- bearing deposits and borrowed funds. Over the same periods, the average balances of total interest-bearing liabilities increased by $150.1 million, or 40.1%, from $374.5 million to $524.6 million, which increase was primarily associated with funding the Company's loan and securities growth.

     NET INTEREST INCOME. Net interest income for the nine months ended September 30, 2000 increased $963 thousand, or 7.2%, to $14.3 million, as compared to the nine months ended September 30, 1999, primarily as a result of the increase in the average balances of the Company's loan and investment securities portfolios. This increase was partially offset by the increase in the average balances and average costs of the Company's interest- bearing liabilities. Interest rate spread decreased to 2.70% from 3.08%, and net interest margin decreased to 3.24% from 3.86%, respectively, for the nine-month period ended September 30, 2000, as compared to the nine- month period ended September 30, 1999.

     PROVISION FOR LOAN LOSSES. The provision for loan losses for the nine months ended September 30, 2000 and 1999 was $615 thousand and $375 thousand, respectively. This provision is a result of management's assessment of the loan portfolio, the level of the Company's allowance for loan losses and its assessment of the local economy and market conditions.

     NON-INTEREST INCOME. Non-interest income, net, for the nine months ended September 30, 2000 increased to $4.1 million from $3.4 million for the nine months ended September 30, 1999. This increase resulted from increases in other income, service and fee income and income on loan transactions of $1.8 million, $503 thousand and $305 thousand, respectively, which were partially offset by the $1.9 million decrease in income from securities transactions for the nine months ended September 30, 2000, as compared to the same period in 1999. The increase in other income was from the $1.4 million gain on the sale of the Company's serviced-for-others mortgage loan portfolio, as well as an increase of $467 thousand in the cash surrender value of the bank owned life insurance that was purchased by the Savings Bank early in the first quarter of 2000 and the $214 thousand reduction of a previously recognized $82 thousand unrealized loss on the valuation of residential mortgage loans held-for-sale at the lower of cost or market, in accordance with the FASB's Statement No. 65, "Accounting for Certain Mortgage Banking Activities." The increase in service and fee income was primarily from deposit and loan account growth, as well as income generated from the sales of mutual funds and tax-deferred annuities. The increase in income earned from loan transactions was attributable to an increase in the number of originated mortgage loans that were sold with servicing released in conjunction with the Company's decision to exit the mortgage loan servicing business. The decrease in income from securities transactions resulted from the sale of $17.8 million of lower-yielding securities as management restructured the Company's balance sheet.

     NON-INTEREST EXPENSE. Non-interest expense increased by $433 thousand for the nine-month period ended September 30, 2000 as compared to September 30, 1999. Salaries and employee benefits expense grew by $478 thousand for the nine months ended September 30, 2000. This is primarily the result of additions to staff necessary to attract and service a growing number of loan account and deposit account customers, and to hiring new staff members for the Commercial Bank and the Savings Bank's new full-service branch in Newburgh, New York. Also reflected in salaries and employee benefits is the one-time charge of $165 thousand for staff reduction costs associated with the elimination of positions due to the Company exiting the mortgage loan servicing business. Occupancy expense and data processing expense increased $382 thousand and $106 thousand, respectively, for the nine months ended September 30, 2000, which increases were primarily attributable to the new operations of the Commercial Bank and the Savings Bank's new branch. FDIC insurance increased $22 thousand for the nine months ended September 30, 2000. Partially offsetting these increases were the decreases in other expense, advertising expense and professional fees of $309 thousand, $240 thousand and $6 thousand, respectively, as the result of reductions in various volume-based and controllable expenses.

     PROVISION FOR INCOME TAXES. The provision for income taxes for the nine-month period ended September 30, 2000 remained at $1.7 million, even though pre-tax income for the nine months ended September 30, 2000 increased 23.6%. This is a result of the implementation of the previously mentioned tax-planning strategy during the latter part of 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Liquidity is managed from a composite of customer deposits, from cash and short-term interest-earning assets, from mortgage loans held for sale, from the investment securities portfolio held available for sale and from the Company's ability to borrow from the FHLBNY. At September 30, 2000, management had utilized $16.8 million in repurchase agreements and $196.4 million in FHLBNY advances to augment the Company's earnings, and management intends to enter into additional transactions in order to leverage the Company's capital base further.

     At September 30, 2000, the Company's total approved loan origination commitments outstanding totaled $63.9 million. At the same time, the unadvanced portion of residential construction loans totaled $8.0 million. Certificates of deposit scheduled to mature in one year or less at September 30, 2000 totaled $98.7 million. Based on historical experience, management believes that a significant portion of such deposits will remain with the Company.

     At September 30, 2000, the Company had cash and due from banks of $22.4 million and securities available for sale of $158.7 million. Management believes these amounts, together with the Company's borrowing capabilities, to be more than adequate to meet its short-term cash needs.

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

     At September 30, 2000, the Company exceeded the minimum regulatory capital guidelines imposed by the Federal Reserve Board, which are substantially similar to the requirements of the FDIC, with a Tier 1 capital level of $74.6 million, or 11.38% of average assets, which is well above the required level of $26.2 million, or 4% of average assets. The Company's ratio of Tier 1 capital to risk-weighted assets of 21.00% at September 30, 2000 is also well above the required level of 4%. The Company's ratio of total capital to risk-weighted assets is 21.78%, which is well above the required level of 8%. In addition, the Savings Bank's and the Commercial Bank's capital ratios qualify each of them to be treated as "well capitalized" for regulatory purposes. The following table shows the Savings Bank's regulatory capital positions and ratios at September 30, 2000.



                                      Actual Capital       Required Capital        Excess Capital

                                  Amount       Percent    Amount     Percent     Amount   Percent
                                 ---------    ---------  --------   ---------   --------  --------
Total Capital..................
     (to risk-weighted assets)   $57,158       16.83%    $27,176     8.00%      $29,982     8.83%
Tier 1 Capital.................
     (to risk-weighted assets)    54,562       16.06      13,588     4.00        40,974    12.06
Tier 1 Capital.................
     (to average assets)          54,562        8.19      26,659     4.00        27,903     4.19

The following table shows the Commercial Bank's regulatory capital positions and ratios as of September 30, 2000.

                                      Actual Capital       Required Capital        Excess Capital

                                  Amount       Percent    Amount     Percent     Amount   Percent
                                 ---------    ---------  --------   ---------   --------  --------
Total Capital..................
     (to risk-weighted assets)   $ 5,271       48.94%    $   216     8.00%      $ 5,055    40.94%
Tier 1 Capital.................
     (to risk-weighted assets)     5,212       48.39         108     4.00         5,104    44.39
Tier 1 Capital.................
     (to average assets)           5,212       28.72         261     4.00         4,951    24.72


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Quantitative and qualitative disclosure about market risk is presented at December 31, 1999 in the Company's Annual Report on Form 10-K, which was filed with the Commission on March 30, 2000. There have been no material changes in the Company's market risk at September 30, 2000 as compared to December 31, 1999.


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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         27. Financial Data Schedule (submitted only with filing in electronic format)

     (b) Reports on Form 8-K

     On October 18, 2000, the Company filed a Current Report on Form 8-K disclosing that its Board of Directors had adopted a shareholder rights plan.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     WARWICK COMMUNITY BANCORP, INC.
                                     (Registrant)



Date: November 13, 2000              By:  /s/ Ronald J. Gentile
                                          --------------------------------------
                                          Ronald J. Gentile
                                          President and Chief Operating Officer





Date: November 13, 2000              By:  /s/ Arthur W. Budich
                                          --------------------------------------
                                          Arthur W. Budich
                                          Senior Vice President and
                                             Chief Financial Officer

                                  EXHIBIT INDEX

27.    Financial Data Schedule (submitted only with filing in electronic format)