Form 10-K
period 2000-12-31
WARWICK COMMUNITY BANCORP INC
filed 2001-03-23
CIK 1046209

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended DECEMBER 31, 2000

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                     0-23293
                            (COMMISSION FILE NUMBER)

                         WARWICK COMMUNITY BANCORP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                                        06-1497903
     (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NUMBER

           18 OAKLAND AVENUE,                                   10990-0591
           WARWICK, NEW YORK                                    (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (845) 986-2206
               (REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE)


           Securities Registered Pursuant to Section 12(b) of the Act:
                                      NONE

           Securities Registered Pursuant to Section 12(g) of the Act:
                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (TITLE OF CLASS)

                         PREFERRED STOCK PURCHASE RIGHTS
                                (TITLE OF CLASS)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such requirements for the past 90 days.
YES      X                 NO
    --------------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

         As of March 9, 2001, there were 5,214,576 shares of the Registrant's common stock outstanding. The aggregate market value of the Registrant's common stock (based on closing price quoted on March 9, 2001) held by non-affiliates was approximately $66,720,900.


                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the definitive Proxy Statement for the Registrant's 2000 Annual Meeting of Shareholders are incorporated by reference into Items 10, 11, 12 and 13 of Part III hereof.

================================================================================

                                     PART I
                                     ------

ITEM 1.           BUSINESS

General
-------

         Warwick Community Bancorp, Inc. (the "Company") is a bank holding company incorporated in September 1997 under the laws of the State of Delaware and is registered under the Bank Holding Company Act of 1956, as amended ("BHCA"). The Company elected to become a financial holding company under the BHCA in October 2000. The Company was organized for the purpose of acquiring all of the outstanding capital stock of The Warwick Savings Bank ("Warwick Savings"). On December 23, 1997, Warwick Savings completed its conversion from a New York State chartered mutual savings bank to a New York State chartered stock savings bank, the Company completed the sale of 6,414,125 shares of common stock at $10.00 per share and the Company made a charitable contribution of 192,423 shares of its common stock to The Warwick Savings Foundation, a charitable foundation organized by the Company and Warwick Savings. The Company's operations commenced on December 23, 1997 and consist principally of the operations of Warwick Savings, and, as of October 26, 1999, The Towne Center Bank, a de novo commercial bank formed by the Company under the laws of the State of New Jersey and headquartered in Lodi, New Jersey ("Towne Center").

         Warwick Savings was organized in 1875 as a New York State chartered mutual savings bank and became a New York State chartered stock savings bank on December 23, 1997. Warwick Savings' deposits are insured by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC") up to the maximum amounts permitted by law.

         Warwick Savings' principal business has been and continues to be attracting retail deposits from the general public in the area surrounding its five branches and investing those deposits, together with funds generated from operations and borrowings, primarily in one-to four-family residential mortgage loans, mortgage-backed securities, commercial business and commercial real estate loans and various debt and equity securities. Warwick Savings also originates home equity loans (Good Neighbor Home Loans) and lines of credit, consumer loans, student loans and its own credit card loans. Additionally, Warwick Savings sells Savings Bank Life Insurance.

         Warwick Savings' revenues are derived principally from the interest on its mortgage loans, securities, commercial and consumer loans and, to a lesser degree, from its mortgage banking activities, loan and securities sales, servicing fee income and income derived from non-traditional investment products offered through its wholly owned subsidiary, WSB Financial Services, Inc. ("WSB Financial"). Warwick Savings' primary sources of funds are deposits, borrowings, principal and interest payments on loans and securities and proceeds from the sale of loans and securities.

         Towne Center opened for business on October 26, 1999. Towne Center's principal business consists of taking business and consumer deposits and making consumer and commercial loans in the areas surrounding its two branches. Towne Center also invests in short duration U.S. Treasury and agency securities, mortgage-backed securities and other conservative investments deemed prudent by its Board of Directors. The deposits of Towne Center are insured by the BIF of the FDIC up to the maximum amounts permitted by law.

         While the following discussion of the Company's business includes the Company, Warwick Savings and Towne Center collectively, this discussion reflects primarily Warwick Savings' activities because Towne Center has not yet contributed significantly to the Company's operations. Unless otherwise disclosed, the information presented herein reflects information regarding the Company, Warwick Savings and Towne Center on a consolidated basis, and, as used herein, the "Company" refers to the Company and its subsidiaries collectively.

Market Area
-----------

         Warwick Savings has been, and intends to continue to be, a community-oriented savings institution offering a variety of financial services to meet the needs of the communities it serves. Warwick Savings maintains its headquarters in the village of Warwick in Orange County, New York and operates four additional branch offices located in the village of Monroe, the town of Woodbury, the town of Wallkill and the town of Newburgh, Orange County, New York. Warwick Savings' primary deposit gathering areas are currently concentrated in proximity to its full-service banking offices. Warwick Savings' current primary lending market includes not only Orange County, New York, but also Rockland, Dutchess and, to a lesser extent, Westchester, Putnam and Sullivan Counties, New York, by virtue of the various loan originators servicing these areas. In addition, with its mortgage banking subsidiary, The Towne Center Mortgage Company, Inc. ("Towne Center Mortgage"), and its attendant loan production offices in West Milford, Passaic County, New Jersey, and Mahwah, Bergen County, New Jersey, Warwick Savings has expanded its mortgage banking operations into the northeastern New Jersey market.

         Although Warwick Savings' market area is predominantly rural with many small towns, many of the area's residents work in northern New Jersey, western Connecticut and New York City. Some of the county's major employers are ShopRite Supermarkets, the Arden Hill Hospital and related life care complex, Horton Memorial Hospital, Yellow Freight, the Wakefern Corporation, the County of Orange school districts, the County of Orange and the United States Military Academy at West Point.

         Warwick Savings' market area grew significantly in population during the 1980's as rising housing prices closer to New York City, coupled with the abundance of vacant land in Orange County, led to a boom in housing construction. As the economy throughout the region declined in the late 1980's and early 1990's, communities surrounding Warwick Savings' offices, particularly in the Warwick area, continued to experience growth, but more slowly. The conversion of Stewart International Airport, approximately 20 miles to the northeast of Warwick Savings' main office in Warwick, into a full-service commercial airport in 1990 gave Warwick Savings' market area an additional boost. However, the health of the economy in the New York City metropolitan area has, and will continue to have, a direct impact on the economic well-being of residents and businesses in Warwick Savings' market area.

Competition
-----------

         The Company faces substantial competition for both deposits and loans. The deregulation of the financial services industry has led to increased competition among savings banks, commercial banks and other financial institutions for a significant portion of the deposit and lending activity that had traditionally been the arena of savings banks and savings and loan associations. The Company competes for savings deposits with other savings banks, savings and loan associations, commercial banks, credit unions, money market mutual funds, insurance companies, brokerage firms and other financial institutions, many of which are substantially larger in size than the Company.

         The Company's competition for loans comes principally from savings banks, savings and loan associations, commercial banks, mortgage bankers, finance companies and other institutional lenders, many of whom maintain offices in the Company's market area. The Company's principal methods of competition include providing personal customer service, a variety of financial services and competitive loan and deposit pricing, as well as implementing advertising and marketing programs.

         While the Company is subject to competition from other financial institutions, some of which have much greater financial and marketing resources, the Company believes it benefits by its community bank orientation as well as its relatively high core deposit base. Management believes that the variety, depth and stability of the communities in which the Company is located support the service and lending activities conducted by the Company. The relative economic stability of the Company's lending area is reflected in the small number of mortgage delinquencies experienced by the Company.

Lending Activities
------------------

         LOAN PORTFOLIO COMPOSITION. The Company's loan portfolio consists primarily of conventional first mortgage loans secured by one- to four-family residences. At December 31, 2000, the Company had total gross loans outstanding of $435.2 million (before deducting the allowance for loan losses and net deferred loan fees), of which $299.1 million, or 68.7%, were conventional one- to four-family, owner-occupied residential first mortgage loans. The remainder consisted of $70.0 million of commercial business and commercial real estate loans, or 16.1% of total loans, $25.6 million in home equity loans, or 5.9% of total loans, $10.1 million in residential construction mortgage loans (net of undisbursed portion), or 2.3% of total loans, and $30.4 million in consumer loans, or 7.0% of total loans. Additionally, Warwick Savings originates Veterans Administration ("VA") guaranteed loans and Federal Housing Authority ("FHA") insured loans. For the year ended December 31, 2000, Warwick Savings originated $3.3 million of such loans. Warwick Savings is active in the origination of State of New York Mortgage Association ("SONYMA") loans, which are subject to certain customer eligibility requirements and are subsequently sold to the State of New York. For the year ended December 31, 2000, Warwick Savings originated $5.7 million in SONYMA loans. Warwick Savings continues to service these loans for such agency and, instead of a servicing fee, Warwick Savings obtains a state (franchise) income tax credit.

         The types of loans that Warwick Savings and Towne Center may originate are subject to federal and state laws and regulations. Interest rates charged by Warwick Savings and Towne Center on loans are affected by the demand for such loans, the supply of money available for lending purposes and the rates offered by competitors. These factors are in turn affected by, among other things, economic conditions, monetary policies of the federal government, including the Board of Governors of the Federal Reserve System ("FRB"), and legislative tax policies.

         The following table sets forth the composition of the Company's loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated:



                                                                            AT DECEMBER 31,
                                                                            ---------------
                                             2000                     1999                    1998                   1997
                                             ----                     ----                    ----                   ----
                                                 PERCENT                  PERCENT                 PERCENT                  PERCENT
                                                    OF                       OF                      OF                       OF
                                       AMOUNT     TOTAL         AMOUNT     TOTAL       AMOUNT      TOTAL        AMOUNT      TOTAL
                                       ------     -----         ------     -----       ------      -----        ------      -----
                                                                        (DOLLARS IN THOUSANDS)
MORTGAGE LOANS:
Conventional one- to-four-family
   loans...........................   $296,928    68.22%      $239,522     68.10%    $167,147      63.43%     $114,219      62.91%
Mortgage loans held for sale.......      1,954     0.45          4,163      1.18       13,737       5.21         5,348       2.94
VA or FHA loans....................        266     0.06            213      0.06          641       0.24           554       0.31
Home equity loans..................     25,594     5.88         22,317      6.35       18,061       6.85        15,618       8.60
Residential construction loans.....     15,522     3.57         18,222      5.18       16,105       6.11         6,159       3.39
Undisbursed portion of
   construction loans..............     (5,398)   (1.24)        (8,399)    (2.39)      (6,304)     (2.39)       (2,510)     (1.38)
                                        ------    -----         ------     -----       ------      -----        ------      -----
Total mortgage loans...............    334,866    76.94        276,037     78.48      209,387      79.45       139,385      76.77
                                       -------    -----        -------     -----      -------      -----       -------      -----

CONSUMER AND OTHER LOANS:
Commercial.........................     69,993    16.08         45,553     12.95       35,381      13.43        28,467      15.68
Automobile.........................     27,675     6.36         26,994      7.67       13,788       5.23         8,125       4.47
Student............................        159     0.04            195      0.06          332       0.13         1,195       0.66
Credit card........................        965     0.22          1,196      0.34        1,296       0.49         1,402       0.77
Other consumer loans...............      1,580     0.36          1,747      0.50        3,345       1.27         2,995       1.65
                                         -----     ----          -----      ----        -----       ----         -----       ----
Total consumer and other loans.....    100,372    23.06         75,685     21.52       54,142      20.55        42,184      23.23
                                       -------    -----         ------     -----       ------      -----        ------      -----
Total loans........................    435,238   100.00%       351,722    100.00%     263,529     100.00%      181,569     100.00%
                                                 ======                   ======                  ======                   ======
Discounts, premiums and deferred
   loan fees, net..................       (318)                   (460)                  (339)                    (243)
Allowance for loan losses..........     (2,722)                 (1,941)                (1,727)                  (1,372)
                                        -------                 -------                -------                  -------

Total loans, net...................    $432,198                $349,321               $261,463                $179,954
                                       ========                ========               ========                ========

                                           AT DECEMBER 31,
                                           ---------------
                                                1996
                                                ----
                                                     PERCENT
                                                        OF
                                          AMOUNT      TOTAL
                                          ------      -----
                                        (DOLLARS IN THOUSANDS)
MORTGAGE LOANS:
Conventional one- to-four-family
   loans...........................      $74,503      56.86%
Mortgage loans held for sale.......        2,496       1.91
VA or FHA loans....................        1,267       0.97
Home equity loans..................       12,925       9.86
Residential construction loans.....        2,791       2.13
Undisbursed portion of
   construction loans..............       (1,307)     (1.00)
                                          ------      -----
Total mortgage loans...............       92,675      70.73
                                          ------      -----

CONSUMER AND OTHER LOANS:
Commercial.........................       21,217      16.19
Automobile.........................       11,170       8.53
Student............................        1,205       0.92
Credit card........................        1,441       1.10
Other consumer loans...............        3,311       2.53
                                           -----       ----
Total consumer and other loans.....       38,344      29.27
                                          ------      -----
Total loans........................      131,019     100.00%
                                                     ======
Discounts, premiums and deferred
   loan fees, net..................         (157)
Allowance for loan losses..........       (1,183)
                                          -------

Total loans, net...................     $129,679
                                        ========

         LOAN MATURITY. The following table shows the contractual maturity of the Company's loans at December 31, 2000. The table reflects the entire unpaid principal balance in the maturity period that includes the final loan payment date and, accordingly, does not give effect to periodic principal repayments or possible prepayments. Principal repayments and prepayments totaled $80.2 million, $66.6 million and $46.7 million for the years ended December 31, 2000, 1999 and 1998, respectively. Additionally, since Warwick Savings regularly sells and securitizes residential mortgage loans as part of its mortgage banking operations, these activities have resulted in loan sales and securitizations of $43.2 million and $3.6 million, respectively, for the year ended December 31, 2000, $14.1 million and $69.9 million, respectively, for the year ended December 31, 1999, and $14.0 million and $75.4 million, respectively, for the year ended December 31, 1998.



                                                                  AT DECEMBER 31, 2000
                                                                  --------------------
                                        MORTGAGE LOANS
                                        --------------
                                                                         HOME
                                                ADJUSTABLE              EQUITY
                                    FIXED RATE     RATE    COMMERCIAL  LINES OF   CONSUMER      OTHER    TOTAL LOANS
                                     MORTGAGES  MORTGAGES    LOANS      CREDIT      LOANS       LOANS    RECEIVABLE
                                     ---------  ---------    -----      ------      -----       -----    ----------
                                                                     (IN THOUSANDS)
Amounts due:
Within one year..................... $  10,374  $      --  $  19,430   $      --  $   1,217   $      --  $  31,021
                                     ---------  ---------  ---------   ---------  ---------   ---------  ---------
After one year:
     One to three years.............       351          3      9,396          --     20,601         159     30,510
     Three to five years............       854      1,342     25,126          66      9,885          --     37,273
     Five to 10 years...............     5,493        595      9,995         830      6,407          --     23,320
     Over 10 years..................   206,727     83,534      6,046      10,575      5,268         965    313,115
                                     ---------  ---------  ---------   ---------  ---------   ---------  ---------
         Total due after one year...   213,425     85,473     50,563      11,471     42,161       1,124    404,217
                                     ---------  ---------  ---------   ---------  ---------   ---------  ---------
         Total amounts due.......... $ 223,799  $  85,473  $  69,993   $  11,471  $  43,378   $   1,124    435,238
                                     =========  =========  =========   =========  =========   =========
Discounts, premiums and deferred
     loan fees, net.................                                                                          (318)
Allowance for loan losses...........                                                                        (2,722)
                                                                                                         ---------
Loans receivable, net...............                                                                     $ 432,198
                                                                                                         =========


         The following table sets forth the dollar amounts in each loan category at December 31, 2000 that are contractually due after December 31, 2001, and whether such loans have fixed interest rates or adjustable interest rates.



                                    DUE AFTER DECEMBER 31, 2001
                                    ---------------------------
                                 FIXED      ADJUSTABLE--    TOTAL
                                 -----      ------------    -----
                                          (IN THOUSANDS)

Mortgage loans...............  $213,425      $ 85,473      $298,898
Commercial loans.............    43,872         6,691        50,563
Home equity lines of credit..        --        11,471        11,471
Consumer loans...............    42,161            --        42,161
Other loans..................     1,124            --         1,124
                               --------      ---------     --------
Total loans..................  $300,582      $103,635      $404,217
                               ========      ========      ========

         ORIGINATION, PURCHASE, SALE AND SERVICING OF LOANS. Warwick Savings' residential lending activities are conducted through its team of commissioned loan originators, who regularly call upon realtors, builders and others in the real estate business in an effort to solicit mortgage loan applications. The loans are all self- originated, as Warwick Savings does not use mortgage brokers, with applications taken at Warwick Savings' various branch offices and loan production offices. Thereafter, the applications are processed, underwritten and prepared for closing at the Newburgh loan production office, and the data is electronically linked together during the various stages of the application process to facilitate tracking and monitoring at Warwick Savings' Warwick office.

         Warwick Savings originates both adjustable-rate and fixed-rate mortgage loans. Its ability to originate loans is dependent upon the relative customer demand for fixed-rate or adjustable-rate mortgage loans, which is affected by the current and expected future levels of interest rates. Warwick Savings currently holds for its portfolio all adjustable-rate, bi-weekly mortgage loans and any non-conforming loans it originates and sells most of the fixed-rate mortgage loans it originates, with servicing released. Periodically, Warwick Savings considers the possible sale of its jumbo loans; however, management believes it has the ability to build relationships with jumbo mortgage customers to create cross-selling opportunities.

         The residential loan products currently offered by Warwick Savings include VA guaranteed and FHA insured mortgage loans, a variety of loans that conform to the underwriting standards specified by the Federal National Mortgage Association ("FNMA") ("conforming loans"), SONYMA loans and, to a much lesser extent, non-conforming loans, I.E., jumbo loans. Warwick Savings sells most of the conforming mortgage loans it originates to FNMA in exchange for FNMA mortgage-backed securities through purchase and guarantee programs sponsored by FNMA. Warwick Savings then sells such FNMA mortgage-backed securities to private investors and retains the servicing rights. In those cases in which non-conforming loans are sold to private institutional investors, servicing rights are typically released. SONYMA loans are all originated for sale back to SONYMA, with servicing retained in exchange for tax credits.

         During the time between the processing of a residential mortgage loan application and the final disposition or sale of such loan after it is closed, Warwick Savings is exposed to movements in the market price due to changes in market interest rates. Warwick Savings attempts to manage this risk by utilizing forward sales of mortgage-backed securities and put options on mortgage-backed securities to securities brokers and dealers, as well as cash sales to FNMA. Depending upon market conditions, interest rate expectations, economic data and other factors, Warwick Savings' Hedging Committee, comprised of various members of senior operating management, which meets daily, attempts to cover certain percentages of its pipeline and warehouse. However, there can be no assurance that Warwick Savings will be successful in its efforts to mitigate the risk of interest rate fluctuation between the time of origination and the ultimate disposition or sale of such loans. At December 31, 2000, there were no forward sale commitments.

         Currently, Warwick Savings services all of its commercial business and commercial real estate, home equity and consumer loans. All FHA and VA loans are sold on a servicing-released basis, as are other selected loans sold to private institutional investors. Additionally, Warwick Savings services a large volume of conforming fixed-rate and adjustable-rate loans that it has previously securitized and kept in its securities portfolio or sold to private investors. However, during the quarter ended September 30, 2000, the Company made a strategic decision to exit the mortgage loan servicing business by contracting to sell all of its rights to service mortgage loans held for other investors and by transferring the servicing of its own mortgage portfolio loans to an outside vendor. At December 31, 2000, Warwick Savings was servicing $50.7 million of residential mortgage loans for others, as compared to servicing $248.7 million of such loans at December 31, 1999. For the years ended December 31, 2000, 1999 and 1998, loan servicing fees totaled $452 thousand, $576 thousand and $409 thousand, respectively. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, making inspections as required of mortgaged premises, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, ensuring the status of insurance and tax payments on behalf of the borrowers and generally administering the loans.

         The following table sets forth the Company's loan originations, repayments and other portfolio activity for the periods indicated.


                                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                                 -------------------------------
                                                               2000           1999            1998
                                                               ----           ----            ----
                                                                          (IN THOUSANDS)
MORTGAGE LOANS (GROSS):
     At beginning of period...............................    $253,720       $191,326       $123,767
     Mortgage loans originated:

     Fixed-rate mortgages.................................     103,304        147,714        167,214
     Adjustable-rate mortgages............................      20,990         23,610          9,051
                                                              --------       --------       --------
          Total mortgage loans originated.................     124,294        171,324        176,265
     Principal repayments.................................     (21,886)       (24,977)       (19,327)
     Sale of loans........................................     (43,240)       (14,100)       (13,989)
     Securitizations......................................      (3,616)       (69,853)       (75,390)
                                                              --------       --------       --------
     At end of period.....................................    $309,272       $253,720       $191,326
                                                              ========       ========       ========
OTHER LOANS (GROSS):
     At beginning of period...............................    $ 98,002       $ 72,203       $ 57,802
     Commercial loans originated..........................      65,860         35,957         24,605
     Consumer loans originated............................      20,334         31,467         17,456
     Commercial repayments................................     (41,779)       (25,775)       (17,693)
     Consumer repayments..................................     (16,376)       (15,850)        (9,967)
     Other loans sold.....................................         (75)            --             --
                                                              --------       --------       --------
     At end of period.....................................    $125,966       $ 98,002       $ 72,203
                                                              ========       ========       ========

         ONE- TO FOUR-FAMILY MORTGAGE LENDING. Warwick Savings offers both fixed-rate and adjustable-rate mortgage and construction loans, with maturities up to 30 years, which are secured by one- to four-family, owner-occupied residences. Warwick Savings' primary lending area is Orange County, New York, and therefore, the majority of such loans are secured by property located in Orange County, New York; however, there are a number of loans secured by property located in Rockland and Dutchess Counties, New York, and, to a lesser extent, in Westchester, Putnam and Sullivan Counties, New York.

         At December 31, 2000, the Company's total gross loans outstanding were $435.2 million, of which $309.3 million, or 71.1%, were mortgage and construction loans secured by one- to four-family, owner- occupied residences. Of the one- to four-family residential mortgage loans outstanding at that date, 72.4%, or $223.8 million, were fixed-rate loans, and 27.6%, or $85.4 million, were adjustable-rate loans. The interest rates for the majority of Warwick Savings' adjustable-rate mortgage loans are indexed to the yield on one-year U.S. Treasury securities. Warwick Savings currently offers adjustable-rate mortgage loan programs with interest rates that adjust either every one or three years. An adjustable-rate mortgage loan may carry an initial interest rate that is less than the fully-indexed rate for the loan. All adjustable-rate mortgage loans offered have lifetime interest rate caps or ceilings. Generally, adjustable-rate mortgage loans pose credit risks somewhat greater than the credit risk inherent in fixed-rate loans primarily because, as interest rates rise, the underlying payments of the borrowers rise, increasing the potential for default. During rising interest rate environments, there could be instances where the borrower's payments remain constant, although the interest portion increases. In these cases, the borrower has not paid enough to cover the interest due amount, resulting in negative amortization. Warwick Savings currently has no mortgage loans that are subject to negative amortization.

         COMMERCIAL LENDING. As part of the Company's commercial lending program, the Company originates various types of secured and unsecured commercial business loans and lines of credit and commercial real estate and construction loans. The Company's commercial loan portfolio consisted of the following types of commercial loans at the dates indicated.



                                                                  AT DECEMBER 31,
                                                                  ---------------
                                    2000              1999              1998               1997              1996
                                    ----              ----              ----               ----              ----
                                        PERCENT           PERCENT           PERCENT            PERCENT           PERCENT
                                          OF                OF                 OF                OF                OF
                                         TOTAL             TOTAL             TOTAL              TOTAL             TOTAL
                               AMOUNT    LOANS   AMOUNT    LOANS   AMOUNT    LOANS    AMOUNT    LOANS   AMOUNT    LOANS
                               ------    -----   ------    -----   ------    -----    ------    -----   ------    -----
                                                              (DOLLARS IN THOUSANDS)
COMMERCIAL LOANS BY TYPE:
Non-farm and
non-residential..........    $ 31,756    7.30%  $ 23,820   6.77%  $ 17,170   6.52%  $ 13,278    7.31%  $  8,098   6.18%
One- to four-family......       1,583    0.36      1,961   0.56      2,142   0.81      1,128    0.62      1,177   0.90
Multi-family.............       7,267    1.67      2,231   0.63      3,988   1.51      3,664    2.02      1,599   1.22
Farm.....................       1,024    0.24        794   0.23        996   0.38        411    0.23        324   0.25
Acquisition, development
  & construction.........       1,839    0.42      5,074   1.44      4,339   1.65      2,841    1.57      3,099   2.36
Term loans...............       2,482    0.57        338   0.10        411   0.16        444    0.24        155   0.12
Installment loans........       8,742    2.01      4,488   1.28      2,435   0.92      2,037    1.12      1,610   1.23
Demand loans.............         278    0.06        335   0.10        853   0.32        497    0.27        608   0.46
Time loans...............       2,377    0.55        729   0.21         80   0.03         87    0.05        138   0.10
S.B.A. loans.............         280    0.06        205   0.06        328   0.13        533    0.29        563   0.43
Lines of credit..........      11,876    2.73      4,833   1.37      2,327   0.88      2,906    1.60      3,336   2.55
Loans and draws disbursed          65    0.01        327   0.09        194   0.07        430    0.24        484   0.37
Non-accrual..............         424    0.10        418   0.12        118   0.04        211    0.12         26   0.02
                             --------  ------   -------- ------   -------- ------   --------  ------   -------- ------
  TOTAL..................    $ 69,993   16.08%  $ 45,553  12.95%  $ 35,381  13.42%  $ 28,467   15.68%  $ 21,217  16.19%
                             ========  ======   ======== ======   ======== ======   ========  ======   ======== ======

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

         COMMERCIAL BUSINESS LENDING. The Company also offers various types of short-term and medium- term commercial business loans on a secured and unsecured basis to borrowers located in the Company's market area. Borrowers in the commercial market are generally local companies engaged in retailing and construction that require traditional working capital financing with cyclical repayments coming primarily from asset conversion. These loans include time and demand loans, term loans and lines of credit. The Company is also an approved Small Business Administration ("SBA") lender. At December 31, 2000, the Company's commercial business loan portfolio amounted to $70.0 million, or 16.1% of total gross loans outstanding. The largest commercial business loan outstanding at December 31, 2000 was a $2.9 million loan to a beverage distributor in Middletown, New York. In addition, the Company has committed a line of credit of $2.5 million to the Warwick Valley Telephone Company. At December 31, 2000, $2.0 million of such line was outstanding.

         The Company's lines of credit are typically established for one year and are subject to renewal upon satisfactory review of the borrower's financial statements and credit history. Secured short-term commercial business loans are usually collateralized by real estate and are generally guaranteed by a principal of the borrower. Interest on these loans is usually payable monthly at fixed rates or rates that fluctuate based on a spread above the prime rate. The Company offers term loans with terms generally not exceeding five years. Typically, term loans have floating interest rates based on a spread above the prime rate. The Company also offers business loans on a revolving basis, whereby the borrower pays interest only. Interest on such loans fluctuates based on the prime rate. Normally these loans require periodic interest payments during the loan term, with full repayment of principal and interest at maturity. The Company offers business and merchant credit cards to its corporate customers; however, these services are provided through third party vendors. The Company bears the credit risk in the case of business credit cards, but credit risk is borne by the third party on merchant credit cards, with the Company receiving a fee in the latter case. In approving a commercial business loan, the Company will consider the borrower's sources of cash flow to repay the loan, a secondary source of repayment and the borrower's credit standing.

         COMMERCIAL REAL ESTATE AND CONSTRUCTION LENDING. The Company originates commercial real estate mortgage loans that are generally secured by a combination of residential property for development and retail facilities and properties used for business purposes, such as small office buildings and apartment buildings located in the Company's market area. Loans are also made to develop land and for land acquisition. The Company's loan policy and underwriting procedures provide that commercial real estate loans may generally be made in amounts up to the lesser of (i) 80% of the lesser of the appraised value or purchase price of the property, in the case of improved, existing commercial, investment property, (ii) 75% of the lesser of the appraised value or purchase price of the property, in the case of commercial, multi-family and non-residential construction property, (iii) 70% of the lesser of the appraised value or purchase price of the property, in the case of commercial land development, generally for subdivision or industrial park land development property and (iv) 60% of the lesser of the appraised value or purchase price of the property in the case of raw land. In addition to restrictions on loan to value, the Company's underwriting procedures provide that commercial real estate loans may generally be made in amounts up to the lesser of (x) $2.5 million or
(y) the Company's current loans-to-one borrower limit. Regarding clauses (iii) and (iv) above, the Company usually engages in this type of lending only with experienced local developers operating in the Company's primary market area. Such loans are typically offered for the construction of properties that are pre-sold or for which permanent financing has been secured. At December 31, 2000, the Company had $1.8 million in a variety of acquisition, development and construction ("ADC") loans in its commercial lending area. The Company's policy is not to make construction loans for purposes of speculation, so the borrower must have secured permanent financing commitments from generally recognized lenders for an amount greater than the amount of the loan. In most cases, the Company itself provides the permanent financing. While the number and volume of this type of specialized lending is presently limited, it should be noted that the Company intends to continue to emphasize its commercial real estate, including ADC, loan activity as it expands its mortgage origination operations into New Jersey through Towne Center Mortgage. The largest commercial real estate loan in the Company's portfolio as of December 31, 2000 was an $8.0 million loan secured by a medical office building used primarily as a radiation, oncology and cancer research center in Goshen, New York of which $4.0 million was participated out to another bank.

         The Company's commercial mortgage loans are generally prime rate-based and may be made with terms up to ten years, generally with a five-year or ten-year balloon maturity and a 30-year amortization schedule. In reaching its decision as to whether to make a commercial real estate loan, the Company considers the qualifications of the borrower as well as the underlying property. Some of the factors considered are: the net operating income of the mortgaged premises before debt service and depreciation, the debt service ratio (the ratio of the property's net cash flow to debt service requirements), which must be a minimum of 1.25, the ratio of loan amount to appraised value and the credit worthiness of the borrower.

         RESIDENTIAL CONSTRUCTION LENDING. Warwick Savings originates loans for the acquisition and development of property to individuals in its market area. Warwick Savings' residential construction loans primarily have been made to finance the construction of one- to four-family, owner-occupied residential properties. Warwick Savings offers construction to permanent financing loans with one or two closings, and will not make residential construction loans unless the borrower has been approved for permanent financing.
The interest rate charged during the construction phase of the loan is based on the 30-year fixed mortgage rate. Warwick Savings' policies provide that construction loans may be made in amounts up to 95% of the appraised value of the completed property. At December 31, 2000, the Company had $10.1 million of residential construction loans (net of undisbursed portion), which amounted to 2.3% of the Company's gross loans outstanding.

         Construction lending generally involves additional risks to the lender as compared with residential mortgage lending. These risks are attributable to the fact that loan funds are advanced upon the security of the project under construction, predicated on the present value of the property and the anticipated future value of the property upon completion of construction or development. Moreover, because of the uncertainties inherent in delays resulting from labor problems, materials shortages, weather conditions and other contingencies, it is relatively difficult to evaluate the total funds required to complete a project and to establish the loan-to-value ratio. If Warwick Savings' initial estimate of the property's value at completion is inaccurate, Warwick Savings may be confronted with a project that, when completed, has an insufficient value to assure full repayment.

         HOME EQUITY LENDING. The Company offers fixed-rate, fixed-term home equity loans, called Good Neighbor Home Loans, and adjustable-rate home equity lines of credit in its market area. Both the home equity loans and lines of credit are offered in amounts up to 80% of the appraised value of the property (reduced by any existing first mortgage) with a maximum loan amount of up to $100 thousand. Fixed-rate, fixed-term Good Neighbor Home Loans are offered with terms of up to 15 years. Home equity lines of credit are offered for terms of up to 20 years, with the first five years being offered on a revolving basis, requiring payments of interest only; thereafter, the line converts to an amortizing loan. As of December 31, 2000, $25.6 million, or 5.9%, of the Company's gross loans were home equity loans.

         CONSUMER LENDING. The Company offers various types of secured and unsecured consumer loans, including automobile loans, home improvement loans, personal loans, student loans and credit cards (VISA).
The Company's consumer loans have original maturities of not more than five years. Interest rates charged on such loans are set at competitive rates, taking into consideration the type and term of the loan. Consumer loan applications are reviewed and approved in conformance with the Company's Board-approved lending policy. At December 31, 2000, the Company's consumer loan portfolio totaled $30.4 million, or 7.0% of the total gross loans outstanding.

         LOAN APPROVAL PROCEDURES AND AUTHORITY. Warwick Savings' Board of Directors establishes the lending policies and loan approval limits of Warwick Savings. Conforming residential mortgage loans are approved in accordance with FNMA guidelines by Warwick Savings' underwriting group. Certain conforming loans and all non-conforming loans (loans not immediately saleable in the secondary market) are approved by either Warwick Savings' Executive Director or President. Warwick Savings' Board of Directors has established the following lending authority for commercial lending, including commercial real estate lending: (i) various officers have limited individual authority up to $100 thousand; (ii) certain officers have joint authority up to $250 thousand; (iii) certain officers have joint authority up to $500 thousand; and (iv) Warwick Savings' Commercial Loan Committee has authority to approve loans of up to $1.0 million. Loans in excess of $1.0 million must be approved by the full Board of Directors of Warwick Savings, which meets on a bi-weekly basis. The approval of consumer loans generally requires the dual authorization of two lending officers for loans over certain amounts ($5 thousand for unsecured loans and $25 thousand for secured loans). The foregoing lending limits are reviewed and reaffirmed annually by Warwick Savings' Board of Directors.

         Towne Center's Board of Directors has established the following lending authority for commercial lending, including commercial real estate lending: (i) certain officers have joint authority up to $250 thousand; and (ii) certain officers have joint authority up to $500 thousand. Loans in excess of $500 thousand must be approved by the full Board of Directors of Towne Center, which meets on a monthly basis. The approval of consumer loans generally requires the dual authorization of two lending officers for loans over certain amounts ($10 thousand for unsecured loans and $25 thousand for secured loans). The foregoing lending limits are reviewed and reaffirmed annually by Towne Center's Board of Directors.

         For all loans originated by the Company, upon receipt of a completed loan application from a prospective borrower, a credit report is ordered and certain other information is verified by an independent credit agency, and, if necessary, additional financial information is required to be submitted by the borrower. An appraisal of any real estate intended to secure the proposed loan is required, which currently is performed by an independent appraiser designated and approved by the Board of Directors. The Boards of Directors of both Warwick Savings and Towne Center annually approve the independent appraisers used by them and both Boards of Directors approve their respective appraisal policy. It is the Company's policy to obtain title and hazard insurance on all real estate loans. In connection with a borrower's request for a renewal of a multi-family or commercial mortgage loan with a balloon maturity, the Company evaluates both the borrower's ability to service the renewed loan applying an interest rate that reflects prevailing market conditions, as well as the value of the underlying collateral property. The reevaluation of the property typically requires a new appraisal, depending upon the loan amount and other factors. It is the Company's policy to note all exceptions to policy in the respective credit files and report such exceptions to the original decision-making body (I.E., the Commercial Loan Committee, Executive Committee or Board of Directors) prior to closing if a condition of the original approval is not met.

Asset Quality
-------------

         NON-PERFORMING LOANS. Warwick Savings' and Towne Center's management and Boards of Directors perform a monthly review of delinquent loans. The actions taken by each Board of Directors with respect to delinquencies vary depending on the nature of the loan and period of delinquency. Warwick Savings' policies on residential mortgage loans provide that delinquent mortgage loans be reviewed and that a late charge notice be mailed no later than the 15th day of delinquency, with the delinquency charge assessed on the 16th day. Warwick Savings' collection policies on residential mortgage loans essentially mirror those shown in the FNMA servicing agreements. On other loans, telephone contact and various delinquency notices at different intervals are the methods used to collect past due loans.

         It is Warwick Savings' and Towne Center's general policy to discontinue accruing interest on all loans when management has determined that the borrower will be unable to meet contractual obligations or when unsecured interest or principal payments are 90 days past due. Generally, when residential mortgage or secured consumer loans are delinquent 90 days, they are classified as non-accrual. When a loan is classified as non-accrual, the recognition of interest income ceases. Interest previously accrued and remaining unpaid is reversed against income. Cash payments received are applied to principal, and interest income is not recognized unless management determines that the financial condition and payment record of the borrower warrant the recognition of income. If a foreclosure action is commenced and the loan is not brought current, paid in full or an acceptable workout arrangement is not agreed upon before the foreclosure sale, the real property securing the loan is generally sold at foreclosure. Property acquired by the Company as a result of foreclosure on a mortgage loan is classified as "real estate owned" and is recorded at the lower of the unpaid balance or fair value less costs to sell at the date of acquisition and thereafter. Upon foreclosure, it is the Company's policy to generally require an appraisal of the property and, thereafter, appraise the property on an as-needed basis.

         The following table sets forth information regarding non-accrual loans, other past due loans and other real estate owned ("OREO"). There were no troubled debt restructurings within the meaning of Statement of Financial Accounting Standards ("SFAS") No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings," at any of the dates presented below.




                                                                  AT DECEMBER 31,
                                                                  ---------------
                                              2000          1999        1998         1997         1996
                                              ----          ----        ----         ----         ----
                                                               (DOLLARS IN THOUSANDS)
Non-accrual mortgage loans delinquent
more than 90 days........................   $   416       $   693     $   631      $  1,165     $  1,247

Non-accrual other loans delinquent
more than 90 days........................       542           521          88           246           28
                                            -------       -------     -------      --------     --------

Total non-accrual loans..................       958         1,214         719         1,411        1,275

Total 90 days or more delinquent
and still accruing interest..............       281           822       1,363           114          383
                                            -------       -------     -------      --------     --------

Total non-performing loans...............     1,239         2,036       2,082         1,525        1,658

Total foreclosed real estate.............     1,268           415         371           562          433
                                            -------       -------     -------      --------     --------

Total non-performing assets..............   $ 2,507       $ 2,451     $ 2,453      $  2,087     $  2,091
                                            =======       =======     =======      ========     ========

Non-performing loans to total loans......      0.28%         0.58%       0.81%        0.84%         1.28%

Total non-performing assets to total
assets...................................      0.39%         0.41%       0.55%        0.61%         0.73%

         Interest income that would have been recorded if the non-accrual mortgage loans had been performing in accordance with their original terms aggregated approximately $80,000, $72,000 and $90,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

         OTHER REAL ESTATE OWNED. At December 31, 2000, the Company's OREO, net, which consisted of one single-family residential property and one commercial property, totaled $1.3 million and was held directly by the Company.

         CLASSIFIED ASSETS. Federal regulations and the Company's Internal Loan Review and Grading System, which is a part of the Company's loan policy, require that the Company utilize an internal asset classification system as a means of reporting problem and potential problem assets. Warwick Savings limits its loan review procedure to the higher-risk commercial business and commercial real estate loans, commercial loans greater than $25,000 and jumbo residential mortgage loans. Towne Center reviews all commercial loans in excess of $250,000 and all such loans are subject to review and grading on at least an annual basis, and more frequently if conditions dictate.

         At each regularly scheduled Board of Directors meeting, a watch list is presented, showing all loans listed as "Special Mention," "Substandard," "Doubtful" and "Loss." An asset is considered Substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets classified as Loss are those considered uncollectible and viewed as non-bankable assets, worthy of charge-off. Assets which do not currently expose the Company to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses which may or may not be out of the control of management, are deemed to be "Special Mention."

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

         The Company's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the FDIC, the Banking Department of the State of New York ("NYSBD") and the State of New Jersey Department of Banking and Insurance ("NJBD") which can order the establishment of additional general or specific loss allowances. The FDIC, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that (i) institutions have effective systems and controls to identify, monitor and address asset quality problems; (ii) management has analyzed all significant factors that affect the collectibility of the portfolio in a reasonable manner; and (iii) management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. Management believes it has established an adequate allowance for possible loan and lease losses and analyzes its process regularly, with modifications made if needed, and reports those results four times per year at the Company's Board of Directors meetings. However, there can be no assurance that the regulators, in reviewing the Company's loan portfolio, will not request the Company to materially increase its allowance for loan and lease losses at that time. Although management believes that adequate specific and general loan loss allowances have been established, actual losses are dependent upon future events and, as such, further additions to the level of specific and general loan loss allowances may become necessary.

         At December 31, 2000, the Company had $601 thousand of assets classified as Substandard and $923 thousand of assets classified as Special Mention. There were no assets classified as Doubtful or Loss as of December 31, 2000. The $601 thousand of loans classified as Substandard were also impaired under SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-- Income Recognition Disclosures," which was adopted in fiscal 1995. SFAS No. 114 defines an impaired loan as a loan for which it is probable, based on current information, that the lender will not collect all amounts due under the contractual terms of the loan agreement.

         The following table sets forth delinquencies in the Company's loan portfolio at the dates indicated:


                                        AT DECEMBER 31, 2000                         AT DECEMBER 31, 1999
                                        --------------------                         --------------------
                                  60-89 DAYS          90 DAYS OR MORE          60-89 DAYS         90 DAYS OR MORE
                                  ----------          ---------------          ----------         ---------------
                                        PRINCIPAL              PRINCIPAL             PRINCIPAL             PRINCIPAL
                              NUMBER     BALANCE     NUMBER     BALANCE    NUMBER   BALANCE OF   NUMBER     BALANCE
                             OF LOANS   OF LOANS    OF LOANS   OF LOANS   OF LOANS     LOANS     OF LOANS  OF LOANS
                             --------   --------    --------   --------   --------     -----     --------  --------
                                                             (DOLLARS IN THOUSANDS)
One- to four-family.........      --    $    --           3    $   416          3    $    373          8    $   693
Multi-family................      --         --          --         --         --          --         --         --
Commercial loans............       1        120           5        706          4         594          9      1,240
Home equity lines of credit.       3        171          --         --         --          --          1         36
Other loans.................      50        316          26        117         26          78         16         67
                               -----    -------       -----    -------      -----    --------      -----    -------
     Total loans............      54    $   607          34    $ 1,239         33    $  1,045         34    $ 2,036
                               =====    =======       =====    =======      =====    ========      =====    =======


                                      AT DECEMBER 31, 1998
                                      --------------------
                              60-89 DAYS               90 DAYS OR MORE
                              ----------               ---------------

                                        PRINCIPAL                PRINCIPAL
                              NUMBER    BALANCE OF    NUMBER      BALANCE
                             OF LOANS     LOANS       OF LOANS    OF LOANS
                             --------     -----       --------    --------
                                         (DOLLARS IN THOUSANDS)

One- to four-family.........     11      $1,263         12       $  631
Multi-family................     --          --         --           --
Commercial loans............      4         279          6        1,405
Home equity lines of credit.     --          --          1           16
Other loans.................     16          48          8           30
                              -----      ------      -----       ------
     Total loans............     31      $1,590         27       $2,082
                              =====      ======      =====       ======

         ALLOWANCE FOR LOAN AND LEASE LOSSES. The allowance for loan and lease losses is based upon management's periodic evaluation of the loan portfolio under current economic conditions, considering factors such as asset classifications, the Company's past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay and the estimated value of the underlying collateral. The allowance for loan and lease losses is maintained at an amount management considers adequate to cover loan and lease losses that are deemed probable and estimable. At December 31, 2000, the Company's allowance for loan and lease losses was $2.7 million, or 0.63% of total loans, as compared to $1.9 million, or 0.55%, at December 31, 1999 and $1.7 million, or 0.67%, at December 31, 1998. The Company had non-performing loans of $1.2 million, $2.0 million and $2.1 million at December 31, 2000, 1999 and 1998, respectively. The Company will continue to monitor and modify its allowance for loan losses as conditions dictate. Various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. These agencies may require the Company to establish additional valuation allowances, based on their judgments of the information available at the time of the examination.

         The following table sets forth activity in the Company's allowance for loan losses for the periods indicated.



                                                    AT OR FOR THE YEAR ENDED DECEMBER 31,
                                                    -------------------------------------
                                               2000        1999       1998       1997      1996
                                               ----        ----       ----       ----      ----
                                                            (DOLLARS IN THOUSANDS)
ALLOWANCE FOR LOAN LOSSES:
  Balance at beginning of period..........   $ 1,941     $ 1,727    $ 1,372    $ 1,184   $ 1,336
CHARGE-OFFS:
  Real estate mortgage loans..............       (29)       (157)       (30)      (160)     (128)
  Commercial loans........................       (63)       (161)       (56)        (1)       --
  Consumer loans..........................       (64)        (54)       (89)      (118)      (97)
                                             -------     -------    -------    -------   -------
  Total charge-offs.......................      (156)       (372)      (175)      (279)     (225)
RECOVERIES:
  Real estate mortgage loans..............        27          23         --          1         9
  Commercial loans........................        --          42          9         --        --
  Consumer loans..........................        10          21         21         12         4
                                             -------     -------    -------    -------   -------
     Total recoveries.....................        37          86         30         13        13
  Provision for loan losses...............       900         500        500        454        60
                                             -------     -------    -------    -------   -------
  Balance at end of period................   $ 2,722     $ 1,941    $ 1,727    $ 1,372   $ 1,184
                                             =======     =======    =======    =======   =======
  Ratio of net charge-offs
   during the period to average loans
   outstanding............................      0.03%       0.10%      0.07%      0.17%     0.17%
  Ratio of allowance for loan
   losses to total loans at end of
   period.................................      0.63%       0.55%      0.67%      0.76%     0.90%
  Ratio of allowance for loan
   losses to non-performing
   loans..................................    219.69%      95.33%     82.95%     89.79%    71.35%


         The following table sets forth the Company's allowance for loan losses allocated by loan category, the percent of the allocated allowances to the total allowance and the percent of loans in each category to total loans at the dates indicated.


                                                                 AT DECEMBER 31,
                                                                 ---------------
                                 2000               1999               1998               1997               1996
                                 ----               ----               ----               ----               ----
                                       % OF               % OF               % OF              % OF              % OF
                                     LOANS IN           LOANS IN           LOANS IN          LOANS IN           LOANS IN
                                     CATEGORY           CATEGORY           CATEGORY          CATEGORY           CATEGORY
                                     TO TOTAL           TO TOTAL           TO TOTAL          TO TOTAL           TO TOTAL
                             AMOUNT   LOANS     AMOUNT   LOANS     AMOUNT   LOANS    AMOUNT   LOANS      AMOUNT  LOANS
                             ------   -----     ------   -----     ------   -----    ------   -----      ------  -----
                                                              (DOLLARS IN THOUSANDS)
Allowance for mortgage
    loan loss..........     $  617   76.94%     $  379  78.48%    $  373    79.46%  $  288    76.77%     $  203  70.73%
Allowance for consumer
    loan loss..........        548    6.98         461   8.57        375     7.12      373     7.55         399  13.08
Allowance for commercial
    loan loss..........      1,557   16.08       1,101  12.95        979    13.42      711    15.68         582  16.19
                            ------  ------      ------ ------     ------   ------   ------   ------      ------ ------
 Total allowances
    for loan loss......     $2,722  100.00%     $1,941 100.00%    $1,727   100.00%  $1,372   100.00%     $1,184 100.00%

Environmental Issues
--------------------

         The Company encounters certain environmental risks in its lending activities. Under federal and state environmental laws, lenders may become liable for costs of cleaning up hazardous materials found on properties securing their loans. In addition, the existence of hazardous materials may make it unattractive for a lender to foreclose on such properties. Although environmental risks are usually associated with loans secured by commercial real estate, risks also may be substantial for residential real estate loans if environmental contamination makes security property unsuitable for use. As of December 31, 2000, the Company was not aware of any environmental issues that would subject the Company to material liability.
No assurance, however, can be given that the values of properties securing loans in the Company's portfolio will not be adversely affected by unforseen environmental contamination.

Investment Activities
---------------------

         INVESTMENT POLICIES. Warwick Savings' investment policy, which is established by its Board of Directors, is contained in Warwick Savings' Liquidity and Funds Management Policy. It is based upon asset/liability management goals and emphasizes high credit quality and diversified investments while seeking to optimize net interest income within acceptable limits of safety and liquidity. Warwick Savings also considers the investment advice it receives from some of its outside investment advisers. Recently, Warwick Savings has engaged in leveraging activities to enhance returns on equity. The policy is designed to provide and maintain liquidity to meet day-to-day, cyclical and long-term changes in Warwick Savings' asset/liability structure, and to provide needed flexibility to meet loan demand. Towne Center's investment policy is similar, except that Towne Center does not engage in hedging activities and is not permitted to invest in mutual funds. Approximately 95% of the Company's debt security portfolio at December 31, 2000 is classified as available-for-sale.

         The Company's investment policies permit Warwick Savings and Towne Center to invest in U.S. government obligations, securities of various government-sponsored agencies, including mortgage-backed securities issued/guaranteed by FNMA, the Federal Home Loan Mortgage Corporation ("FHLMC") and the Government National Mortgage Association ("GNMA"), certain types of equity securities (such as institutional mutual funds), certificates of deposit of insured banks, federal funds and investment grade corporate debt securities and commercial paper.

         The investment policy prohibits investment in certain types of mortgage derivative securities that management considers to be high risk. The Company generally purchases only short- and medium-term classes of collateralized mortgage obligations ("CMOs") guaranteed by FNMA or FHLMC. At December 31, 2000, the Company held no securities issued by any one entity with a total carrying value in excess of 10% of the Company's equity at that date, except for obligations of the U.S. government and government- sponsored agencies and certain mortgage-backed securities, which are fully collateralized by mortgages held by single purpose entities and guaranteed by government-sponsored agencies.

         MORTGAGE-BACKED SECURITIES. The Company invests in mortgage-backed securities and uses such investments to complement its mortgage lending activities. At December 31, 2000, the amortized cost of mortgage-backed securities totaled $59.6 million, or 9.3% of total assets. The market value of all mortgage- backed securities totaled $59.6 million at December 31, 2000. All of the Company's mortgage-backed securities are included in its available-for-sale portfolio. Additionally, the Company's securities portfolio includes CMOs, with an amortized cost of $13.6 million and a market value of $13.5 million at December 31, 2000. A CMO is a special type of debt security in which the stream of principal and interest payments on the underlying mortgages or mortgage-backed securities is used to create classes with different maturities and, in some cases, amortization schedules as well as a residual interest, with each class possessing different risk characteristics. However, management regularly monitors the risks inherent in its CMOs and believes these securities may represent attractive alternatives relative to other investments due to the wide variety of maturity, repayment and interest rate options available.

         At December 31, 2000, all securities in the Company's mortgage-backed securities portfolio were directly or indirectly issued or guaranteed by GNMA, FNMA or FHLMC. The Company's mortgage-backed securities portfolio had a weighted average yield of 6.85% at December 31, 2000.

         Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees or credit enhancements that reduce credit risk. In addition, mortgage- backed securities are more liquid than individual mortgage loans and may be used to collateralize borrowings of the Company. In general, mortgage-backed securities issued or guaranteed by GNMA, FNMA and FHLMC are weighted at no more than 20% for risk-based capital purposes, compared to the 50% risk weighting assigned to most non-securitized residential mortgage loans.

         While mortgage-backed securities carry a reduced credit risk as compared to whole loans, such securities remain subject to the risk that a fluctuating interest rate environment, along with other factors, such as the geographic distribution of the underlying mortgage loans, may alter the prepayment rate of such mortgage loans and so affect both the prepayment speed and value of such securities. In contrast to mortgage-backed pass-through securities in which cash flow is received (and, hence, prepayment risk is shared) pro rata by all securities holders, the cash flows from the mortgages or mortgage-backed securities underlying CMOs are segmented and paid in accordance with a pre-determined priority to investors holding various tranches of such securities or obligations. A particular tranche of a CMO may therefore carry prepayment risk that differs from that of both the underlying collateral and other tranches. It is the Company's strategy to purchase tranches of CMOs that are categorized as "planned amortization classes," "targeted amortization classes" or "very accurately defined maturities" and are intended to produce stable cash flows in different interest rate environments.

         The following table sets forth activity in the Company's securities portfolio for the periods indicated.


                                                                  FOR THE YEAR ENDED DECEMBER 31,
                                                                  -------------------------------
                                                                  2000           1999        1998
                                                                  ----           ----        ----
                                                                           (IN THOUSANDS)
BEGINNING BALANCE............................................  $186,490       $155,490    $127,563
                                                               --------       --------    --------

Debt securities purchased-- held-to-maturity.................     2,922          1,393       5,536
Debt securities purchased-- available-for-sale...............     5,000         48,340      39,179
Equity securities purchased-- available-for-sale.............     1,144          1,078      12,923
Mortgage-backed securities purchased -- held-to-maturity.....        --             --          --
Mortgage-backed securities purchased -- available-for-sale...       984         10,192      39,772
Mortgage-backed securities formed by securitizing originated
     mortgage loans..........................................     3,567         69,131      70,627

LESS:

Sale of debt securities-- available-for-sale.................     2,016             --       6,568
Sale of equity securities-- available-for-sale...............     2,900         10,979       1,782
Sale of mortgage-backed securities available-for-sale........     8,998          3,732      11,237
Sale of mortgage-backed securities formed by securitizing
     originated mortgage loans-- trading.....................    21,000         26,969      70,933
Principal repayments on mortgage-backed securities
     and debt securities.....................................    11,524         20,722      25,479
Maturities and called debt securities........................    13,650         24,000      24,888
Accretion of discount/amortization of (premium)..............     2,291          1,533         627
Change in gross unrealized gains (losses) on
     available-for-sale securities...........................     7,203        (14,265)        150
                                                               --------        -------    --------
ENDING BALANCE...............................................   149,513        186,490     155,490
                                                               ========        =======    ========

           The following table sets forth the amortized cost and market value of the Company's securities by accounting classification category and by type of security, at the dates indicated:



                                                                     AT DECEMBER 31,
                                                    2000                    1999                  1998
                                                    ----                    ----                  ----
                                           AMORTIZED      MARKET    AMORTIZED     MARKET   AMORTIZED   MARKET
                                              COST        VALUE        COST       VALUE      COST       VALUE
                                                                     (IN THOUSANDS)
Debt securities held-to-maturity:
       U.S. Government obligations.......  $  1,001     $  1,005   $    645     $    644  $    895    $    899
       Agency securities.................     1,400        1,412        700          693     5,000       4,962
       Municipal bonds...................     1,295        1,298         73           73       104         106
       Other debt obligations............        --           --         --           --        --          --
                                           --------     --------   --------     --------  --------    --------

       Total debt securities
       held-to-maturity..................     3,696        3,715      1,418        1,410     5,999       5,967
                                           --------     --------   --------     --------  --------    --------
Debt securities available-for-sale:
       U.S. Government obligations.......        --           --      2,016        2,053     3,023       3,165
       Agency securities.................    51,497       48,452     57,328       52,224    38,430      38,694
       Municipal bonds...................     4,966        4,850      4,963        4,750       104         106
       Other debt obligations............    14,158       12,703     14,181       12,896     8,045      82,300
                                           --------     --------   --------     --------  --------    --------

       Total debt securities
       available-for-sale................    70,621       66,005     78,488       71,923    49,498      50,089
                                           --------     --------   --------     --------  --------    --------
Equity securities available-for-sale:
       Preferred stock...................     1,102          956      1,112          951     1,112       1,120
       Common stock......................       192          191      2,851        2,167     2,275       1,941
       Mutual funds......................     4,886        5,592      3,973        4,848    14,449      16,232
                                           --------     --------   --------     --------  --------    --------
       Total equity securities
       available-for-sale................     6,180        6,739      7,936        7,966    17,836      19,293
                                           --------     --------   --------     --------  --------    --------
Total debt and equity securities.........    80,496       76,459     87,842       81,299    73,333      75,349
                                           --------     --------   --------     --------  --------    --------
Mortgage-backed securities
available-for-sale:
       FHLMC.............................     1,579        1,591      1,903        1,888     7,018       7,145
       GNMA..............................    20,305       20,048     33,611       32,097    33,849      33,824
       FNMA..............................    37,691       37,950     58,054       55,590    20,436      21,036
       CMOs..............................    13,625       13,484     16,466       15,608    17,976      18,104
                                           --------     --------   --------     --------  --------    --------
       Total mortgage-backed securities
       available-for-sale................    73,200       73,073    110,034      105,183    79,279      80,109
                                           --------     --------   --------     --------  --------    --------
       Total mortgage-backed securities..    73,200       73,073    110,034      105,183    79,279      80,109
                                           --------     --------   --------     --------  --------    --------
Net unrealized (losses) gains on trading
       securities........................        --                      --                    --
Net unrealized (losses) gains on
       available-for-sale and trading
       securities........................    (4,184)                (11,386)                 2,878
                                           --------                --------               --------
       Total securities..................  $149,513      149,532    186,490      186,482   155,490     155,458
                                           ========     ========   ========     ========  ========    ========

         The following table sets forth the composition of the Company's securities portfolio at the dates indicated.

                                                             AT DECEMBER 31,
                                                             ---------------
                                           2000                   1999                   1998
                                           ----                   ----                   ----
                                   CARRYING   PERCENT OF  CARRYING   PERCENT OF   CARRYING  PERCENT OF
                                     VALUE       TOTAL      VALUE       TOTAL       VALUE      TOTAL
                                     -----       -----      -----       -----       -----      -----
                                                         (DOLLARS IN THOUSANDS)
Debt securities:
         U.S. Government
         obligations.............  $  1,001      0.67%    $  2,698      1.80%     $  4,060      2.61%
         Agency securities.......    49,852     33.34       52,924     28.38        43,694     28.10
         Municipal bonds.........     6,145      4.11        4,823      2.59           104      0.07
         Other debt obligations..    12,703      8.50       12,896      6.91         8.230      5.29
                                   --------    ------     --------    ------      --------    ------
         Total debt securities...    69,701     46.62       73,341     39.33        56,088     36.07
                                   --------    ------     --------    ------      --------    ------
Equity securities:
         Preferred stock.........       956      0.64          951      0.51         1,120      0.72
         Common stock............       191      0.13        2,167      1.16         1,941      1.25
         Mutual funds............     5,592      3.74        4,848      2.60        16,232     10.44
                                   --------    ------     --------    ------      --------    ------
         Total equity securities      6,739      4.51        7,966      4.27        19,293     12.41
                                   --------    ------     --------    ------      --------    ------
Mortgage-backed securities.......
         FHLMC...................     1,591      1.06        1,888      1.01         7,145      4.60
         GNMA....................    20,048     13.41       32,097     17.21        33,824     21.75
         FNMA....................    37,950     25.38       55,590     29.81        21,036     13.53
         CMOs....................    13,484      9.02       15,608      8.37        18,104     11.64
                                   --------    ------     --------    ------      --------    ------
         Total mortgage-backed
         securities..............    73,073     48.87      105,183     56.40        80,109     51.52
                                   --------    ------     --------    ------      --------    ------
         Total securities........  $149,513    100.00%    $186,490    100.00%     $155,490    100.00%
                                   ========    ======     ========    ======      ========    ======
         Debt and equity
         securities
         available-for-sale......  $ 72,745     48.65%    $ 79,889     42.84%     $ 69,382     44.62%
         Debt and equity
         securities
         held-to-maturity........     3,695      2.47        1,418      0.76         5,999      3.86
                                   --------    ------     --------    ------      --------    ------
         Total debt and equity
         securities..............    76,440     51.13       81,307     43.60        75,381     48.48
                                   --------    ------     --------    ------      --------    ------
         Mortgage-backed
         securities
         available-for-sale......    73,073     48.87      105,183     56.40        80,109     51.52
                                   --------    ------     --------    ------      --------    ------
         Total mortgage-backed
         securities..............    73,073     48.87      105,183     56.40        80,109     51.52
                                   --------    ------     --------    ------      --------    ------
         Total securities........  $149,513    100.00%    $186,490    100.00%     $155,490   100.00%
                                   ========    ======     ========    ======      ========    ======

         The following table sets forth certain information regarding the carrying value and weighted average yield of the Company's securities at December 31, 2000, by remaining period to contractual maturity. Actual maturities may differ from contractual maturities because certain security issuers may have the right to call or prepay their obligations.



                                                                      AT DECEMBER 31, 2000
                                                                      --------------------
                                                   MORE THAN ONE YEAR  MORE THAN FIVE YEARS       MORE THAN
                                ONE YEAR OR LESS      TO FIVE YEARS        TO TEN YEARS           TEN YEARS            TOTAL
                                ----------------      -------------        ------------           ---------            -----
                                         WEIGHTED             WEIGHTED             WEIGHTED             WEIGHTED            WEIGHTED
                               CARRYING   AVERAGE   CARRYING   AVERAGE   CARRYING   AVERAGE   CARRYING   AVERAGE  CARRYING   AVERAGE
                                VALUE      YEILD     VALUE      YEILD     VALUE      YEILD     VALUE      YEILD    VALUE      YEILD
                                -----      -----     -----      -----     -----      -----     -----      -----    -----      -----
                                                                     (DOLLARS IN THOUSANDS)
Held-to-maturity:
    Municipal bonds........... $  969      4.80%    $   --        --%    $   --        --%    $    326     5.71%  $  1,295    5.03%
    U.S. Government
      obligations.............  1,001      6.25         --        --         --        --           --       --      1,001    6.25
    Agency securities.........     --        --      1,400     6.48          --        --           --       --      1,400    6.48
                               ------               ------               ------               --------            --------
       Total held-to-maturity.  1,970      5.54      1,400     6.48          --        --          326     5.71      3,696    5.91
                               ------               ------               ------               --------            --------
Available-for-sale:
    Mortgage backed
      securities:
      Variable-Rate:
       FHLMC..................     --        --         --       --          --        --           --       --         --      --
       GNMA...................     --        --         --       --          --        --          328     7.01        328    7.01
       FNMA...................     --        --         --       --          --        --          511     7.91        511    7.91
       CMOs...................     --        --         --       --          --        --        2,595     6.75      2,595    6.75
      Fixed-Rate:
       FHLMC..................     --         --        26     9.50         228      6.91        1,337     7.33      1,591    7.31
       GNMA...................     --         --        --       --          62      9.04       19,658     7.60     19,720    7.60
       FNMA...................     --         --        --       --       2,512      7.32       34,927     6.90     37,439    6.93
       CMOs...................     --         --        --       --          --        --       10,889     6.73     10,889    6.73
                               ------               ------               ------               --------            --------
       Total mortgage-backed
         securities...........     --         --        26     9.50       2,802      7.32       70,245     7.08     73,073    6.85
                               ------               ------               ------               --------            --------

    Debt securities:
      Municipal bonds.........     --         --        --       --          --        --        4,850     7.94      4,850    7.94
      U.S. Government
        obligations...........     --         --        --       --          --        --           --       --         --      --
      Agency securities.......     --         --     1,002     7.44       1,002      8.00       46,448     6.80     48,452    6.84
      Other debt obligations..     --         --       750     7.06          --        --       11,953     8.90     12,703    8.79
                               ------               ------               ------               --------            --------
       Total debt securities..     --         --     1,752     7.28       1,002      8.00       63,251     7.28     66,005    7.29
                               ------               ------               ------               --------            --------
    Equity Securities:
      Preferred stock.........     --         --        --       --          --        --          956     7.78        956    7.78
      Common stock ...........     --         --        --       --          --        --          191     1.11        191    1.11
      Mutual funds............     --         --        --       --          --        --        5,592    10.05      5,592   10.05
                               ------               ------               ------               --------            --------
       Total equity
         securities...........     --         --        --       --          --        --        6,739     9.47      6,739    9.47
                               ------               ------               ------               --------            --------
       Total
         available-for-sale...     --         --     1,778     7.31       3,804      7.50      140,235     7.29    145,817    7.17
                               ------               ------               ------               --------            --------
       TOTAL SECURITIES....... $1,970       5.54    $3,178     6.94      $3,804      7.50     $140,561     7.28   $149,513    7.14
                               ======               ======               ======               ========            ========

SOURCES OF FUNDS

         GENERAL. Deposits, borrowings, loan and security repayments and prepayments, proceeds from sales of securities and cash flows generated from operations are the primary sources of the Company's funds for use in lending, investing and for other general purposes. The Company's management intends to increase its deposit base through competitive pricing but continually evaluates wholesale funding through Federal Home Loan Bank of New York ("FHLBNY") advances and other sources, depending upon market conditions.

         DEPOSITS. The Company offers a variety of deposit accounts with a range of interest rates and terms. The Company's deposits consist of regular (passbook) savings accounts, statement savings accounts, checking accounts, NOW accounts, basic banking accounts, money market accounts and certificates of deposit. In recent years, the Company has offered certificates of deposit with maturities of up to 60 months.
At December 31, 2000, the Company's core deposits, which the Company considers to consist of checking accounts, NOW accounts, money market accounts, regular savings accounts and statement savings accounts, constituted 64.7% of total deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Company's deposits are obtained predominantly from the areas in proximity to its office locations. The Company relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Company's ability to attract and retain deposits. Certificate accounts in excess of $100 thousand are not actively solicited by the Company; however, during July 2000, the Company obtained brokered deposits in the amount of $20.0 million at an annual rate of 7.5%.

         The following table presents the deposit activity of the Company for the periods indicated.


                                                       FOR THE YEAR ENDED DECEMBER 31,
                                                       -------------------------------
                                                    2000             1999            1998
                                                    ----             ----            ----
                                                               (IN THOUSANDS)
Deposits ...................................    $2,056,067       $1,353,829       $1,304,048
Withdrawals.................................    (2,001,487)      (1,325,253)      (1,277,839)
                                                ----------       ----------       ----------
Deposits in excess of withdrawals...........        54,580           28,576            6,209
Interest credited on deposits...............        10,478            7,611            7,164
                                                ----------       ----------       ----------
Net increase in deposits....................    $   65,058       $   36,187       $   33,373
                                                ==========       ==========       ==========


         At December 31, 2000, the Company had $40.5 million in certificates of deposit accounts in amounts of $100 thousand or more, including the brokered certificates of deposit, maturing as follows:



                                                             WEIGHTED AVERAGE
                                               AMOUNT              RATE
                                               ------              ----
                                                 (DOLLARS IN THOUSANDS)
Maturity Period:
     Three months or less................     $ 8,456             5.85%
     Over 3 through 6 months.............       2,581             5.94
     Over 6 through 12 months............       6,484             6.46
     Over 12 months......................      22,968             7.31
                                              -------           ------
                         Total...........     $40,489             6.78%
                                              =======           ======

         The following table sets forth the distribution of the Company's deposit accounts and the related weighted average interest rates for the periods indicated.


                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                            --------------------------------
                                         2000                            1999                            1998
                                         ----                            ----                            ----
                                                   WEIGHTED                        WEIGHTED                        WEIGHTED
                                       PERCENT OF  AVERAGE             PERCENT OF  AVERAGE              PERCENT    AVERAGE
                              AVERAGE    TOTAL     NOMINAL   AVERAGE     TOTAL     NOMINAL    AVERAGE   OF TOTAL   NOMINAL
                              BALANCE   DEPOSITS     RATE    BALANCE    DEPOSITS     RATE     BALANCE   DEPOSITS     RATE
                              -------   --------     ----    -------    --------     ----     -------   --------     ----
                                                                 (DOLLARS IN THOUSANDS)
Checking accounts........... $ 39,197    12.08%       --    $ 24,575     9.64%         --    $ 20,277     9.09%        --
                             --------   ------    ------    --------   ------      ------    --------   ------     ------
Passbook accounts...........   91,888    28.31      2.81%     85,379    33.48        2.64%     79,404    35.61       2.93%
NOW accounts................   12,876     3.97      1.88      11,767     4.62        2.03       8,500     3.82       2.23
Interest-on-checking
  accounts..................   12,597     3.88      0.99      10,909     4.28        0.99       8,772     3.93       0.99
                             --------   ------              --------   ------                --------   ------
Total passbook, NOW and
  interest-on-checking
  accounts..................  117.361    36.16      2.51     108,054    42.38        2.41      96,676    43.36       2.69
                             --------   ------              --------   ------                --------   ------
Money market accounts.......   53,772    16.57      4.65      43,002    16.86        3.89      29,986    13.45       3.60
                             --------   ------              --------   ------                --------   ------
Certificate accounts:
 Certificates of deposit--
   one year and less........   58,590    18.05      4.77      53,909    21.14        4.60      53,258    23.88       4.93
 IRA Certificates of
   deposit--one year and
   less.....................    6,377     1.96      4.98       7,771     3.05        4.58       7,702     3.45       4.91
 Certificates of deposit--
   more than one year.......   37,587    11.58      7.10       8,243     3.23        5.32       6,354     2.85       5.15
 IRA Certificates of
   deposit--more than one
   year.....................    4,908     1.51      5.34       3,831     1.50        5.02       4,030     1.81       5.15
                             --------   ------              --------   ------                --------   ------
Total certificates..........  107,462    33.10      5.62      73,755    28.92        4.70      71,344    31.99       4.96
                             --------   ------              --------   ------                --------   ------
Escrow deposits.............    6,800     2.09      2.00       5,600     2.20        2.00       4,700     2.11       2.00
                             --------   ------              --------   ------                --------   ------
Total deposits.............. $324,592   100.00%     3.60%   $254,986   100.00%       3.12%   $222,983   100.00%      3.32%
                             ========   ======              ========   ======                ========   ======


         The following table presents, by interest rate ranges, the amount of certificate accounts outstanding at the dates indicated and the period to maturity of the certificate accounts outstanding at December 31, 2000.


                               PERIOD TO MATURITY FROM DECEMBER 31, 2000           AT DECEMBER 31,
                               -----------------------------------------           ---------------
                                                                OVER
                         LESS THAN    ONE TO       TWO TO       THREE
                         ONE YEAR   TWO YEARS    THREE YEARS    YEARS      2000         1999        1998
                         --------   ---------    -----------    -----      ----         ----        ----
                                                           (IN THOUSANDS)
Certificate accounts:
   3.99% or less........ $    --     $    --      $    --      $    --   $     --     $    --      $    __
   4.00% to 4.99%.......  10,672         254           --          507     11,433      47,464       42,424
   5.00% to 5.99%.......  33,204       2,719        1,783           --     37,706      24,692       28,571
   6.00% to 6.99%.......  43,762       9,005          127          757     53,651      17,067           --
   7.00% to 7.99%.......      --         136           --       19,965     20,101          --           --
   8.00% to 8.99%.......      --          --           --           --         --          --           --
                         -------     -------       ------      -------   --------     -------      -------
        Total........... $87,638     $12,114       $1,910      $21,229   $122,891     $89,223      $70,995
                         =======     =======       ======      =======   ========     =======      =======


         BORROWINGS. Warwick Savings became a member of the FHLBNY in 1995 and has utilized FHLBNY advances as a source of borrowings since then. FHLBNY advances may also be used to acquire certain other assets as may be deemed appropriate for investment purposes, including leveraging opportunities. This form of leveraging allows for a reasonable net margin of return, the majority of which is locked in for a specified period. Since the locked-in period might cover only a part of the investment's term (up to its call date in the majority of the transactions), such a practice might result in a limited degree of interest rate risk, since the earlier maturing borrowings are required to be rolled over to fund the remaining lives of the particular investments. FHLBNY advances are to be collateralized primarily by certain of Warwick Savings' mortgage loans and mortgage-backed securities and secondarily by Warwick Savings' investment in capital stock of the FHLBNY. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLBNY will advance to member institutions, including Warwick Savings, fluctuates from time to time in accordance with the policies of the FHLBNY. At December 31, 2000, Warwick Savings had $203.7 million in outstanding FHLBNY advances and the capability to borrow additional funds of $113.0 million from the FHLBNY upon complying with the FHLBNY collateral requirements.

         Warwick Savings at times sells securities under agreements to repurchase, which transactions are treated as financings, and the obligation to repurchase the securities sold is reflected as a liability in the statements of financial condition. The dollar amount of securities underlying the agreements remains in the asset account and are held in safekeeping. There were $16.8 million, $37.4 million and $25.3 million of securities sold under repurchase agreements outstanding at December 31, 2000, 1999 and 1998, respectively.

         The following table sets forth certain information regarding borrowed funds for the dates indicated.


                                                                    AT OR FOR THE YEAR ENDED DECEMBER 31,
                                                                    -------------------------------------
                                                                   2000              1999              1998
                                                                   ----              ----              ----
                                                                             (DOLLARS IN THOUSANDS)
FHLBNY Advances:
      Average balance outstanding............................   $ 191,552         $ 140,378         $  56,346
      Maximum amount outstanding at any month-end during the
        period...............................................     202,375           201,675           84,375
      Balance outstanding at end of period...................     188,800           201,675           79,480
      Weighted-average interest rate during the period.......        6.10%             5.50%            5.36%
      Weighted-average interest rate at end of period........        6.11%             5.40%            5.38%
Other Borrowings:
      Average balance outstanding............................   $  47,189         $  26,779         $  25,764
      Maximum amount outstanding at any month-end during the
        period...............................................      67,112            37,375            27,500
      Balance outstanding at end of period...................      16,845            37,375            25,310
      Weighted-average interest rate during the period.......        6.18%             5.56%             5.87%
      Weighted-average interest rate at end of period........        6.10%             5.66%             6.19%
Total Borrowings:
      Average balance outstanding............................   $ 238,741         $ 167,157         $  82,110
      Maximum amount outstanding at any month-end during the
        period...............................................     269,487           239,050            55,000
      Balance outstanding at end of period...................     205,645           239,050           104,790
      Weighted-average interest rate during the period.......        6.11%             5.50%             5.48%
      Weighted-average interest rate at end of period........        6.11%             5.45%             5.64%

Subsidiary Activities
---------------------

         Warwick Savings has three wholly owned subsidiaries, WSB Financial, Warsave Development Corp. ("Warsave") and Towne Center Mortgage. Warwick Savings offers mutual funds and tax deferred annuities through WSB Financial to Warwick Savings' customers and members of the community. WSB Financial contributed $150 thousand, $88 thousand and $121 thousand in net income, before taxes, to Warwick Savings' net income for the years ended December 31, 2000, 1999 and 1998, respectively.

         Warsave was formed to acquire and hold real estate. Its single asset as of December 31, 2000 is a two-story house situated adjacent to Warwick Savings' Warwick office. The building, which may ultimately be used for future expansion, is presently rented for the purpose of generating rental income.

         Towne Center Mortgage, formerly known as WSB Mortgage Company of New Jersey, Inc., was formed in New Jersey in 1997 for the purpose of engaging in mortgage banking operations in New Jersey.
Towne Center Mortgage contributed $62 thousand, $76 thousand and $63 thousand, before taxes, to Warwick Savings' net income for the years ended December 31, 2000, 1999 and 1998, respectively.

         Warwick Savings also has a real estate investment trust subsidiary, WSB Funding Corp., which was incorporated in 1999 for the purpose of the investment and reinvestment of its assets in mortgage loans secured by real property, interests in mortgage loans secured by real property and possibly mortgage-backed and mortgage-related securities and U.S. government and agency obligations.

         In addition, the Company has a title insurance agency subsidiary, Hardenburgh Abstract Company of Orange County, Inc., which was acquired in February 2001 to engage in the title insurance business.

Personnel
---------

         As of December 31, 2000, Warwick Savings had 115 full-time and 33 part-time employees. Warwick Savings has experienced a very low turnover rate among its employees and, as of December 31, 2000, 67 of Warwick Savings' employees had been with Warwick Savings for more than five years. As of December 31, 2000, Towne Center had 13 full-time employees. The employees are not represented by a collective bargaining unit, and Warwick Savings and Towne Center consider their respective relationships with their employees to be good.


                           FEDERAL AND STATE TAXATION

Federal Taxation
----------------

         GENERAL. The following is intended only as a discussion of material federal income tax matters and does not purport to be a comprehensive description of the federal income tax rules applicable to Warwick Savings, Towne Center or the Company. For federal income tax purposes, the Company, Warwick Savings and Towne Center file or will file consolidated income tax returns and report their income on a calendar year basis using the accrual method of accounting and will be subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly Warwick Savings' tax reserve for bad debts, discussed below.

         BAD DEBT RESERVES. Prior to its taxable year beginning January 1, 1999, Warwick Savings was considered to be a "small bank" (one with assets having an adjusted tax basis of $500 million or less) for federal income tax purposes and was permitted to maintain a reserve for bad debts with respect to "qualifying loans," which, in general, are loans secured by certain interests in real property, and to make, within specified formula limits, annual additions to the reserve which are deductible for purposes of computing Warwick Savings' taxable income. Pursuant to the Small Business Job Protection Act of 1996, Warwick Savings is now recapturing (taking into income) over a multi-year period a portion of the balance of its bad debt reserve as of December 31, 1995.

         In 1999, Warwick Savings became a "large bank" (one with assets having an adjusted tax basis of more than $500 million) for federal income tax purposes and therefore may no longer use the bad debt reserve method described above. Instead, Warwick Savings may now deduct loan losses only as they are incurred and may also be required to recapture an additional portion of its bad debt reserve. As a commercial bank, Towne Center is required to deduct loan losses only as they are incurred.

         DISTRIBUTIONS. To the extent that Warwick Savings makes "non-dividend distributions" to the Company, such distributions will be considered to have been made from Warwick Savings' "base year reserve," I.E., its reserve as of December 31, 1987, and then from Warwick Savings' supplemental reserve for losses on loans, to the extent thereof, and an amount based on the amount distributed (but not in excess of the amount of such reserves) will be included in Warwick Savings' income. Non-dividend distributions include distributions in excess of Warwick Savings' current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of Warwick Savings' current or accumulated earnings and profits will not be so included in Warwick Savings' income.

         The amount of additional taxable income created from a non-dividend distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if Warwick Savings makes a non-dividend distribution to the Company, approximately one and one-half times the amount of such distribution (but not in excess of the amount of such reserves) would be includible in income for federal income tax purposes, assuming a 34% federal corporate income tax rate. See "Regulation and Supervision" herein for limits on the payment of dividends by Warwick Savings. Warwick Savings does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserves.

         CORPORATE ALTERNATIVE MINIMUM TAX. The Internal Revenue Code of 1986, as amended ("Code"), imposes a tax ("AMT") on alternative minimum taxable income ("AMTI") at a rate of 20%. Only 90% of AMTI can be offset by net operating loss carryovers of which both Warwick Savings and Towne Center currently have none. AMTI is also adjusted by determining the tax treatment of certain items in a manner that negates the deferral of income resulting from the regular tax treatment of those items. Thus, a bank's AMTI is increased by an amount equal to 75% of the amount by which its adjusted current earnings exceeds its AMTI (determined without regard to this adjustment and prior to reduction for net operating losses). Neither Warwick Savings nor Towne Center expects to be subject to the AMT.

         ELIMINATION OF DIVIDENDS; DIVIDENDS RECEIVED DEDUCTION. The Company may exclude from its income 100% of dividends received from Warwick Savings and Towne Center as members of the same affiliated group of corporations.

State Taxation
--------------

         NEW YORK STATE TAXATION. Warwick Savings is subject to the New York State Franchise Tax on Banking Corporations in an annual amount equal to the greater of (i) 9% of Warwick Savings' "entire net income" allocable to New York State during the taxable year (8.5% effective for tax years beginning after June 30, 2000, 8.0% effective for tax years beginning after June 30, 2001 and 7.5% effective for tax years beginning after June 30, 2002), or (ii) the applicable alternative minimum tax. The alternative minimum tax is generally the greatest of (a) 0.01% of the value of the taxable assets allocable to New York State with certain modifications, (b) 3% of Warwick Savings' "alternative entire net income" allocable to New York State or (c) $250. Entire net income is similar to federal taxable income, subject to certain modifications and alternative entire net income is equal to entire net income without certain adjustments. For purposes of computing its entire net income, Warwick Savings is permitted a deduction for an addition to the reserve for losses on qualifying real property loans. For New York State purposes, the applicable percentage to calculate bad debt deduction under the percentage of taxable income method is 32%.

         New York State passed legislation that enabled Warwick Savings to avoid the recapture of the New York State tax bad debt reserves that otherwise would have occurred as a result of changes in federal law and to continue to utilize either the federal method or a method based on a percentage of its taxable income for computing its additions to bad debt reserve. However, the New York bad debt reserve is subject to recapture for "non-dividend distributions" in a manner similar to the recapture of federal bad debt reserves for such distributions. Also, the New York bad debt reserve is subject to recapture in the event that Warwick Savings fails to satisfy certain definitional tests relating to its assets and the nature of its business.

         A Metropolitan Business District Surcharge on banking corporations doing business in the metropolitan district has been applied since 1982. Warwick Savings does all of its business within this District and is subject to this surcharge. For the tax year ending December 31, 2000 the surcharge rate is 17%.

         NEW JERSEY STATE TAXATION. Towne Center is subject to New Jersey income tax. Generally, the income of financial institutions in New Jersey, which is calculated based on federal taxable income, subject to certain adjustments, is subject to New Jersey tax.

         DELAWARE STATE TAXATION. As a Delaware holding company not earning income in Delaware, the Company is exempted from Delaware corporate income tax but is required to file annual returns and pay annual fees and a franchise tax to the State of Delaware.


                           REGULATION AND SUPERVISION

General
-------

         Warwick Savings is a New York State chartered stock savings bank, and its deposit accounts are insured up to applicable limits by the FDIC under the BIF. Warwick Savings is subject to extensive regulation, examination and supervision by the NYSBD as its chartering agency, and by the FDIC as the deposit insurer. Warwick Savings must file reports with the NYSBD and the FDIC concerning its activities and financial condition, and it must obtain regulatory approval prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions and opening or acquiring branch offices.

         Towne Center is a New Jersey State chartered commercial bank, and its deposit accounts are insured up to applicable limits by the FDIC under the BIF. Towne Center is subject to extensive regulation, examination and supervision by the NJBD as its chartering agency, and by the FDIC as the deposit insurer.
Towne Center must file reports with the NJBD and the FDIC concerning its activities and financial condition, and it must obtain regulatory approval prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions and opening or acquiring branch offices.

         The NYSBD and the FDIC conduct periodic examinations to assess Warwick Savings' compliance with, and the NJBD and the FDIC conduct periodic examinations to assess Towne Center's compliance with, various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a savings bank and a commercial bank can engage and is intended primarily for the protection of the deposit insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.

         The Company, as a bank holding company controlling Warwick Savings and Towne Center, is subject to the BHCA and the rules and regulations of the Federal Reserve Board ("FRB") under the BHCA.
The Company is required to file reports with, and otherwise comply with the rules and regulations of, the FRB. The Company is also required to file certain reports with, and otherwise comply with the rules and regulations of, the Securities and Exchange Commission ("SEC") under the federal securities laws. In addition, the Company must also comply with certain federal and state laws and regulations applicable to corporations generally.

         Certain of the laws and regulations applicable to the Company, Warwick Savings and Towne Center are summarized below or elsewhere herein, and the following discussion focuses primarily on the laws and regulations applicable to Warwick Savings and the Company. These summaries do not purport to be complete and are qualified in their entirety by reference to such laws and regulations. Any change in such laws and regulations could have a material adverse impact on the Company, Warwick Savings and Towne Center and their respective operations and stockholders.

New York Banking Regulation
---------------------------

         ACTIVITY POWERS. Warwick Savings derives its lending, investment and other activity powers primarily from the applicable provisions of the New York Banking Law ("Banking Law") and the regulations adopted thereunder. Under these laws and regulations, savings banks, including Warwick Savings, generally may invest in real estate mortgages, consumer and commercial loans, specific types of debt securities, including certain corporate debt securities and obligations of federal, state and local governments and agencies, certain types of corporate equity securities, and certain other assets. A savings bank may also invest pursuant to a "leeway" power that permits investments not otherwise permitted by the Banking Law. "Leeway" investments must comply with a number of limitations on the individual and aggregate amounts of "leeway" investments. A savings bank may also exercise trust powers upon approval of the NYSBD. The exercise of these lending, investment and activity powers are limited by federal law and the rules and regulations adopted thereunder. See "-- Federal Banking Regulation -- Activity Restrictions on State- Chartered Banks" below.

         LOANS-TO-ONE-BORROWER LIMITATIONS. With certain specified exceptions, a New York State chartered savings bank may not make loans or extend credit to a single borrower and to entities related to the borrower in an aggregate amount that would exceed 15% of the bank's net worth. A savings bank may lend an additional 10% of its net worth if secured by collateral meeting the requirements of the Banking Law. Warwick Savings currently complies with all applicable loans-to-one-borrower limitations.

         COMMUNITY REINVESTMENT ACT. Warwick Savings is also subject to provisions of the Banking Law that, like the provisions of the federal Community Reinvestment Act ("CRA"), impose continuing and affirmative obligations upon a banking institution organized in the State of New York to serve the credit needs of its local community ("NYCRA"). The obligations under the NYCRA are similar to those imposed by the CRA, and the New York Banking Board's regulations implementing the NYCRA are consistent with the federal regulations implementing the CRA.

         The New York Banking Board's regulations require a biennial assessment of a bank's compliance with the NYCRA, utilizing a four-tiered rating system, and require the NYSBD to make available to the public such rating and a written summary of the assessment results. Pursuant to the NYCRA, a bank must file with the NYSBD an annual NYCRA report and copies of all federal CRA reports. Warwick Savings' latest NYCRA rating, received by letter dated April 7, 2000 from the NYSBD, was a rating of "Satisfactory." The NYCRA also requires the Superintendent of Banks of the State of New York ("Superintendent") to consider a bank's NYCRA rating when reviewing a bank's application to engage in certain transactions, including mergers, asset purchases and the establishment of branch offices or automated teller machines, and provides that such assessment may serve as a basis for the denial of any such application.

         DIVIDENDS. Under the Banking Law, Warwick Savings may declare and pay a dividend on its capital stock only out of its net profits. The approval of the Superintendent is required if the total of all dividends declared by Warwick Savings in any calendar year will exceed the net profits for that year plus the retained net profits of the preceding two years less any required transfer to surplus or a fund for the retirement of preferred stock. In addition, Warwick Savings may not pay declare, credit or pay any dividend if the effect thereof would cause its capital to be reduced below the amount required by the Superintendent or the FDIC.

         ENFORCEMENT. Under the Banking Law, the Superintendent may issue an order to a New York State chartered banking institution to appear and explain an apparent violation of law, to discontinue unauthorized or unsafe practices and to keep prescribed books and accounts. Upon a finding by the Superintendent that any director, trustee or officer of any banking organization has violated any law, or has continued unauthorized or unsafe practices in conducting the business of the banking organization after having been notified by the Superintendent to discontinue such practices, the Superintendent may remove such director, trustee or officer from office after notice and an opportunity to be heard. Warwick Savings does not know of any past or current practice, condition or violation that might lead to any proceeding by the Superintendent or the NYSBD against Warwick Savings or any of its directors or officers.

         CHANGE IN BANK CONTROL RESTRICTIONS. The Banking Law generally requires prior approval of the New York Banking Board before any action is taken that causes any company to acquire direct or indirect control of a banking institution that is organized in the State of New York. For this purpose, the term "company" is defined to include corporations, partnerships and other types of business entities, chartered or doing business in New York, and an individual or combination of individuals acting in concert and residing or doing business in New York, and the term "control" is defined generally to mean the power to direct or cause the direction of the management and policies of the banking institution and is presumed to exist if the company owns, controls or holds with power to vote 10% or more of the voting stock of the banking institution.

FEDERAL BANKING REGULATION

         CAPITAL REQUIREMENTS. FDIC regulations require BIF-insured banks, such as Warwick Savings and Towne Center, to maintain minimum levels of capital. The FDIC regulations define two Tiers, or classes, of capital. Tier 1 capital is generally comprised of the sum of common stockholders' equity (excluding the net unrealized appreciation or depreciation, net of tax, from available-for-sale securities), non-cumulative perpetual preferred stock (including any related surplus) and minority interests in consolidated subsidiaries, minus all intangible assets (other than qualifying servicing rights), and any net unrealized loss on marketable equity securities. The components of Tier 2 capital generally include cumulative perpetual preferred stock, certain perpetual preferred stock for which the dividend rate may be reset periodically, mandatory convertible securities, subordinated debt, intermediate preferred stock and allowance for possible loan losses. Allowance for possible loan losses includible in Tier 2 capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of Tier 2 capital that may be included in total capital cannot exceed 100% of Tier 1 capital.

         The FDIC regulations establish a minimum leverage capital requirement for banks in the strongest financial and managerial condition, with a rating of 1 (the highest examination rating of the FDIC for banks) under the Uniform Financial Institutions Rating System, and that are not experiencing or anticipating significant growth, of a ratio of Tier 1 capital to total assets of not less than 3%. For all other banks, the minimum leverage capital requirement is 4%, unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the depository institution. The FDIC regulations also require that banks meet a risk-based capital standard. The risk-based capital standard requires the maintenance of a ratio of total capital (which is defined as the sum of Tier 1 capital and Tier 2 capital) to risk-weighted assets of at least 8% and a ratio of Tier 1 capital to risk-weighted assets of at least 4%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet items, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item.

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

         The following table shows Warwick Savings' actual capital amounts and its ratios at December 31, 2000, as compared to the minimum amounts and ratios and the amounts and ratios required to be classified as well capitalized under the FDIC's Prompt Corrective Action regulations:


                                                                        MINIMUM CAPITAL            FOR CLASSIFICATION AS
                                           BANK ACTUAL                     ADEQUACY                  WELL-CAPITALIZED
                                           -----------                     --------                  ----------------
                                      AMOUNT           RATIO         AMOUNT          RATIO          AMOUNT         RATIO
                                      ------           -----         ------          -----          ------         -----
                                                                   (DOLLARS IN THOUSANDS)
Leverage (Tier 1) capital......     $ 56,067           8.68%       $  25,848         4.00%        $ 32,310         5.00%

Risk-based capital:
    Tier 1.....................       56,067          16.33           13,735         4.00           20,603         6.00
    Total......................       58,923          17.16           27,471         8.00           34,338        10.00


         As the preceding table shows, Warwick Savings exceeded the minimum capital adequacy requirements, and the requirements to be classified as well capitalized, at the date indicated.

         The following table shows Towne Center's actual capital amounts and its ratios at December 31, 2000, as compared to the minimum amounts and ratios and the amounts and ratios required to be classified as well capitalized under the FDIC's Prompt Corrective Action regulations:



                                                                        MINIMUM CAPITAL            FOR CLASSIFICATION AS
                                           BANK ACTUAL                     ADEQUACY                  WELL-CAPITALIZED
                                           -----------                     --------                  ----------------
                                      AMOUNT           RATIO         AMOUNT          RATIO          AMOUNT         RATIO
                                      ------           -----         ------          -----          ------         -----
                                                                   (DOLLARS IN THOUSANDS)
Leverage (Tier 1) capital......     $ 9,026            36.35%        $  993          4.00%         $ 1,242         5.00%

Risk-based capital:
    Tier 1.....................       9,026            50.83            710          4.00            1,065         6.00
    Total......................       9,185            51.72          1,421          8.00            1,776        10.00

         As the preceding table shows, Towne Center exceeded the minimum capital adequacy requirements, and the requirements to be classified as well capitalized, at the date indicated.

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

         Warwick Savings received approval from the FDIC to retain and acquire such equity investments subject to a maximum permissible investment equal to the lesser of 100% of Warwick Savings' Tier 1 capital or the maximum permissible amount specified by the Banking Law. Section 24 also provides an exception for majority owned subsidiaries of a bank, but Section 24 limits the activities of such subsidiaries to those permissible for a national bank under Section 24 and the FDIC regulations issued pursuant thereto, or as approved by the FDIC.

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

         The Gramm-Leach-Bliley Act ("GLB Act"), which was enacted on November 12, 1999, permits a state-chartered bank to engage, through financial subsidiaries, in any activity in which a national bank may engage through a financial subsidiary and on substantially the same terms and conditions. In general, the GLB Act permits a national bank that is well capitalized and well managed to conduct, through a financial subsidiary, any activity permitted for a financial holding company other than insurance underwriting, insurance investments, real estate investment or development or merchant banking. The total assets of all such financial subsidiaries may not exceed the lesser of 45% of the bank's total assets or $50 billion. The bank must have policies and procedures to assess the financial subsidiary's risk and protect the bank from such risk and potential liability, must not consolidate the financial subsidiary's assets with the bank's and must exclude from its own assets and equity all equity investments, including retained earnings, in the financial subsidiary. State chartered banks may retain, after March 11, 2000, existing subsidiaries engaged in activities that are not authorized under the GLB Act; otherwise, the GLB Act will preempt all state laws regarding the permissibility of certain activities for state chartered banks if such state law is in conflict with the provisions of the GLB Act (with the exception of certain insurance activities), regardless of whether the state law would authorize broader or more restrictive activities. Although Warwick Savings and Towne Center meet all conditions necessary to establish and engage in permitted activities through financial subsidiaries, they have not yet determined whether or the extent to which they will seek to engage in such activities.

         ENFORCEMENT. The FDIC has extensive enforcement authority over insured banks, including Warwick Savings and Towne Center. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist orders and to remove directors and officers, to order divestitures and withhold approval of the acquisition of business or the exercise of powers, to terminate deposit insurance coverage and to place a depository institution in receivership. In general, these enforcement actions may be initiated in response to violations of laws and regulations and to unsafe or unsound practices.

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

         PROMPT CORRECTIVE ACTION. FDICIA also established a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, the bank regulators are required to take certain supervisory actions against undercapitalized institutions, based upon five categories of capitalization which FDICIA created: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically capitalized."

         The FDIC's regulations defines the five capital categories as follows:
Generally, an institution will be treated as well capitalized if its ratio of total capital to risk-weighted assets is at least 10%, its ratio of Tier 1 capital to risk-weighted assets is at least 6%, its ratio of Tier 1 capital to total assets is at least 5% and it is not subject to any order or directive by the FDIC to meet a specific capital level. An institution will be treated as adequately capitalized if its ratio of total capital to risk-weighted assets is at least 8%, its ratio of Tier 1 capital to risk-weighted assets is at least 4% and its ratio of Tier 1 capital to total assets is at least 4% (3% if the bank receives the highest rating under the Uniform Financial Institutions Rating System) and it is not a well capitalized institution. An institution that has a ratio of total capital to risk-weighted assets of less than 8%, a ratio of Tier 1 capital to risk-weighted assets of less than 4% or a ratio of Tier 1 capital to total assets that is less than 4% (or less than 3% if the bank receives the highest rating under the Uniform Financial Institutions Rating System) would be considered to be undercapitalized. An institution that has a ratio of total capital to risk-weighted assets of less than 6%, a ratio of Tier 1 capital to risk-weighted assets of less than 3% or a ratio of Tier 1 capital to total assets that is less than 3% would be considered to be significantly undercapitalized, and an institution that has a tangible capital to assets ratio equal to or less than 2% would be deemed to be critically undercapitalized.

         The severity of the action authorized or required to be taken under the FDIC's Prompt Corrective Action regulations increases as a bank's capital decreases within the three undercapitalized categories. All banks are prohibited from paying dividends or other capital distributions or paying management fees to any controlling person if, following such distribution, the bank would be undercapitalized. The FDIC is required to monitor closely the condition of an undercapitalized bank and to restrict the growth of its assets. An undercapitalized bank is required to file a capital restoration plan within 45 days of the date the bank receives notice that it is within any of the three undercapitalized categories, and the plan must be guaranteed by any parent holding company. The aggregate liability of a parent holding company is limited to the lesser of: (1) an amount equal to five percent of the bank's total assets at the time it became undercapitalized, and (2) the amount that is necessary (or would have been necessary) to bring the bank into compliance with all capital standards applicable with respect to such bank as of the time it fails to comply with the plan. If a bank fails to submit an acceptable plan when required, it is treated as if it were significantly undercapitalized. Banks that are significantly or critically undercapitalized are subject to a wider range of regulatory requirements and restrictions.

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

         Under the Deposit Insurance Funds Act of 1996 ("Funds Act"), the assessment base for the payments on the bonds ("FICO bonds") issued in the late 1980's by the Financing Corporation to recapitalize the now defunct Federal Savings and Loan Insurance Corporation was expanded to include, beginning January 1, 1997, the deposits of BIF-insured institutions, such as Warwick Savings and Towne Center. Warwick Savings' and Towne Center's total expense in 2000 for the assessment for deposit insurance and the FICO payments was $62 thousand.

         Under the FDIA, the FDIC may terminate the insurance of an institution's deposits upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. Neither the management of Warwick Savings nor the management of Towne Center knows of any practice, condition or violation that might lead to termination of deposit insurance.

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

         TRANSACTIONS WITH AFFILIATES. Transactions between an insured bank and any of its affiliates is governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. Currently, a subsidiary of a bank that is not also a depository institution is not treated as an affiliate of the bank for purposes of Sections 23A and 23B, but the FRB has proposed treating any subsidiary of a bank that is engaged in activities not permissible for bank holding companies under the BHCA as an affiliate for purposes of Sections 23A and 23B. Generally, Sections 23A and 23B (i) limit the extent to which the bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (ii) require that all such transactions be on terms that are consistent with safe and sound banking practices. The term "covered transaction" includes the making of loans, purchase of assets, issuance of guarantees and other similar types of transactions. Further, most loans by a bank to any of its affiliate must be secured by collateral in amounts ranging from 100 to 130 percent of the loan amounts. In addition, any covered transaction by a bank with an affiliate and any purchase of assets or services by a bank from an affiliate must be on terms that are substantially the same, or at least as favorable, to the institution as those that would be provided to a non-affiliate.

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

         PRIVACY STANDARDS. Pursuant to the GLB Act, financial institutions are required to establish a policy governing the collection, use and protection of non-public information about their customers and consumers, provide notice of such policy to consumers and provide a mechanism for consumers to opt out of any practice of the institution whereby nonpublic personal information would otherwise be disclosed to unaffiliated third parties. The federal banking agencies, jointly with the Federal Trade Commission and the SEC, have released final regulations to implement the privacy standards of the GLB Act, which became effective November 13, 2000. Under the regulations, the Company, Warwick Savings and Towne Center will be required to adopt and implement a privacy policy no later than July 1, 2001. The Company is reviewing the extent to which the privacy standards will affect its operations and is in the process of preparing its privacy policies.

         The GLB Act also provides for the ability of each state to enact legislation that is more protective of consumers' personal information. Currently, there are a number of privacy bills pending in the New York State legislature. No action has been taken on any of these bills and, accordingly, the Company cannot yet determine the impact, if any, that such bills will have on its operations.

         The federal banking agencies have also proposed guidelines establishing standards for safeguarding customer information to implement certain provisions of the GLB Act. The proposed guidelines describe the agencies' expectations for the creation, implementation and maintenance of an information security program, which would include administrative, technical and physical safeguards appropriate to the size and complexity of the institution and the nature and scope of its activities. The standards set forth in the guidelines are intended to insure the security and confidentiality of customer records and information, protect against any anticipated threats or hazards to the security or integrity of such records and protect against unauthorized access to or use of such records or information that could result in substantial harm or inconvenience to any customer. The Company does not know when or if final guidelines will be adopted and, accordingly, cannot yet determine the impact, if any, that the final guidelines will have on its operations.

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

         The CRA requires the FDIC to provide a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system and requires public disclosure of an institution's CRA rating.
Warwick Savings received a "satisfactory" rating in its most recent CRA examination.

Federal Home Loan Bank System
-----------------------------

         Warwick Savings is a member of the FHLBNY, which is one of the twelve regional Federal Home Loan Banks ("FHLBs") that comprise the FHLB System. Each of the FHLBs is subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The FHLB System provides a central credit facility primarily for member thrift institutions, as well as other entities involved in home mortgage lending.
It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLBs. It makes loans to members (i.e., advances) in accordance with policies and procedures, including collateral requirements, established by the respective boards of directors of the FHLBs. These policies and procedures are subject to the regulation and oversight of the FHFB. Long-term advances may only be made for the purpose of providing funds for residential home financing. The FHFB has also established standards of community or investment service that members must meet to maintain access to such long-term advances.

         Warwick Savings, as a member of the FHLBNY, is required to purchase and hold shares of capital stock in the FHLBNY in an amount at least equal to the greater of (i) 1% of the aggregate principal amount of its unpaid mortgage loans, home purchase contracts and similar obligations at the beginning of each year; (ii) 0.3% of its assets; or (iii) 5% (or such greater fraction as established by the FHLB) of its advances from the FHLBNY. Pursuant to the GLB Act, the foregoing minimum share ownership requirement will be replaced by regulations to be promulgated by the FHFB. The GLB Act specifically provides that the minimum requirement in existence immediately prior to adoption of the GLB Act shall remain in effect until such regulations are adopted. Warwick Savings was in compliance with this requirement with an investment in FHLBNY stock at December 31, 2000 of $13.3 million.

Federal Reserve System
----------------------

         Under FRB regulations, each of Warwick Savings and Towne Center is required to maintain non-interest-earning reserves against its transaction accounts (primarily NOW and regular checking accounts). The FRB regulations generally require that reserves of 3% must be maintained against aggregate transaction accounts of $42.8 million or less (subject to adjustment by the FRB) and an initial reserve of $1.3 million plus 10% (subject to adjustment by the FRB between 8% and 14%) against that portion of total transaction accounts in excess of $42.8 million. The first $5.5 million of otherwise reservable balances (subject to adjustments by the FRB) are exempted from the reserve requirements. Warwick Savings is in compliance with the foregoing requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a FRB or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce Warwick Savings' and Towne Center's interest-earning assets.

Federal Bank Holding Company Regulation
---------------------------------------

         GENERAL. The Company is a bank holding company subject to examination, regulation and periodic reporting under the BHCA, as administered by the FRB.

         IMPACT OF ENACTMENT OF THE GRAMM-LEACH-BLILEY ACT. Among other things, the GLB Act establishes a comprehensive- framework to permit affiliations among commercial banks, insurance companies and securities firms. Generally, the new law (i) repeals the historical restrictions and eliminates many federal and state law barriers to affiliations among banks and securities firms, insurance companies and other financial service providers, (ii) provides a uniform framework for the activities of banks, savings institutions and their holding companies, (iii) broadens the activities that may be conducted by subsidiaries of national banks and state banks, (iv) provides an enhanced framework for protecting the privacy of information gathered by financial institutions regarding their customers and consumers, (v) adopts a number of provisions related to the capitalization, membership, corporate governance and other measures designed to modernize the FHLB System, (vi) requires public disclosure of certain agreements relating to funds expended in connection with an institution's compliance with the CRA, and (vii) addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions, including the functional regulation of bank securities and insurance activities.

         Bank holding companies are now permitted to engage in a wider variety of financial activities than permitted under the prior law, particularly with respect to insurance and securities activities. In addition, in a change from the prior law, bank holding companies are in a position to be owned, controlled or acquired by any company engaged in financially related activities.

         ACTIVITY RESTRICTIONS. The BHCA generally limits the Company's activities to managing or controlling banks, furnishing services to or performing services for its subsidiaries and engaging in other activities that the FRB determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In determining whether a particular activity is permissible, the FRB must consider whether the performance of such an activity reasonably can be expected to produce benefits to the public that outweigh possible adverse effects. Possible benefits include greater convenience, increased competition and gains in efficiency. Possible adverse effects include undue concentration of resources, decreased or unfair competition, conflicts of interest and unsound banking practices. Some of the principal activities that the FRB has determined by regulation to be so closely related to banking as to be a proper incident thereto are: (i) making or servicing loans; (ii) performing certain data processing services; (iii) providing discount brokerage services; (iv) acting as fiduciary, investment or financial advisor; (v) leasing personal or real property; (vi) making investments in corporations or projects designed primarily to promote community welfare; and (vii) acquiring a savings and loan association.

         The FRB may require that the Company terminate an activity or terminate control of or liquidate or divest certain subsidiaries or affiliates when the FRB believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of any of its banking subsidiaries. The FRB also has the authority to regulate provisions of certain bank holding company debt, including authority to impose interest ceilings and reserve requirements on such debt.

         Effective March 11, 2000, the GLB Act expanded the range of permitted activities of certain bank holding companies to include the offering of virtually any type of service that is financial in nature or incidental thereto, including banking, securities underwriting, insurance (both underwriting and agency), merchant banking, acquisitions of and combinations with insurance companies and securities firms and additional activities that the FRB, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. In order to engage in these new activities, a bank holding company must qualify and register with the FRB as a financial holding company. To qualify as a financial holding company, a bank holding company must demonstrate that each of its bank subsidiaries is well capitalized and well managed and has a rating of "satisfactory" or better under the CRA. Certain of the additional activities authorized under the GLB Act may also be undertaken by a financial subsidiary of a bank. Under the GLB Act, a functional system of regulation will apply to financial holding companies under which banking activities will be regulated by the federal banking regulators, securities activities will be regulated by the federal securities regulators, and insurance activities will be subject to regulation by the appropriate state insurance authorities. In October 2000, the Company elected to become a financial holding company.

         ACQUISITION AND SALE OF CONTROL. Under the federal Change in Bank Control Act ("CBCA"), any person (including a company), or group acting in concert, seeking to acquire 10% or more of the outstanding shares of the Company's common stock will be required to submit prior notice to the FRB, unless the FRB has found that the acquisition of such shares will not result in a change in control of the Company. Under the CBCA, the FRB has 60 days within which to act on such notice, taking into consideration certain factors, including the financial and managerial resources of the acquiror, the convenience and needs of the communities served by the Company and Warwick Savings, and the antitrust effects of the acquisition. Under the BHCA, any company would be required to obtain prior approval from the FRB before it may obtain "control" of the Company within the meaning of the BHCA. Control generally is defined under the BHCA to mean the ownership or power to vote 25% or more of any class of voting securities of the Company or the ability to control in any manner the election of a majority of the Company's directors.

         The Company is required to obtain the prior approval of the FRB to acquire all, or substantially all, of the assets of any bank or bank holding company. Prior FRB approval will be required for the Company to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if, after giving effect to such acquisition, it would, directly or indirectly, own or control more than 5% of any class of voting shares of such bank or bank holding company.

         CAPITAL; DIVIDENDS; SHARE REPURCHASES; SOURCE OF STRENGTH. The FRB imposes certain capital requirements on the Company under the BHCA, including a minimum leverage ratio and a minimum ratio of "qualifying" capital to risk-weighted assets. These minimum requirements are substantially the same as the FDIC's minimum capital requirements described above under "Federal Banking Regulation -- Capital Requirements." Subject to its capital requirements and certain other restrictions, the Company is able to borrow money to make a capital contribution to Warwick Savings or Towne Center, and such loans may be repaid from dividends paid from Warwick Savings or Towne Center to the Company. The Company is also able to raise capital for contribution to Warwick Savings or Towne Center by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

         The following table shows the Company's actual capital amounts and its ratios at December 31, 2000, as compared to the minimum amounts and ratios:


                                                                        MINIMUM CAPITAL            FOR CLASSIFICATION AS
                                         COMPANY ACTUAL                    ADEQUACY                  WELL CAPITALIZED
                                         --------------                    --------                  ----------------
                                      AMOUNT           RATIO         AMOUNT          RATIO          AMOUNT         RATIO
                                      ------           -----         ------          -----          ------         -----
                                                                    (DOLLARS IN THOUSANDS)
Leverage (Tier 1) capital......     $ 75,213           11.76%       $ 25,592         4.00%         $ 31,990        5.00%

Risk-based capital:
    Tier 1.....................      75,213            20.81          14,456         4.00            21,684        6.00
    Total......................      78,187            21.63          28,912         8.00            36,140       10.00

         As the table shows, the Company exceeded the minimum capital adequacy requirements at the date indicated.

         Except as described below, the Company is required to give the FRB prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, will be equal to 10% or more of the company's consolidated net worth. The FRB may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, FRB order or directive, or any condition imposed by, or written agreement with, the FRB. Such notice and approval is not required for a bank holding company that would be treated as well capitalized under applicable regulations of the FRB, that has received a composite "1" or "2" rating at its most recent bank holding company examination by the FRB, and that is not the subject of any unresolved supervisory issues.

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

         A company controlling, directly or indirectly, only one banking institution located in the State of New York will not be deemed to be a bank holding company for the purposes of the Banking Law. Under the Banking Law, the prior approval of the New York Banking Board is required before: (1) any action is taken that causes any company to become a bank holding company; (2) any action is taken that causes any banking institution to become or to be merged or consolidated with a subsidiary of a bank holding company; (3) any bank holding company acquires direct or indirect ownership or control of more than 5% of the voting stock of a banking institution; (4) any bank holding company or subsidiary thereof acquires all or substantially all of the assets of a banking institution; or (5) any action is taken that causes any bank holding company to merge or consolidate with another bank holding company. Additionally, certain restrictions apply to New York State bank holding companies regarding the acquisition of banking institutions that have been chartered for five years or less and are located in smaller communities.

         Directors, officers and employees of a New York State bank holding company are subject to limitations regarding their affiliation with securities underwriting or distribution firms and with other bank holding companies, and directors and executive officers are subject to limitations regarding loans obtained from certain of the holding company's banking subsidiaries. Although the Company is not a bank holding company for purposes of the Banking Law, any future acquisition of ownership, control, or the power to vote 10% or more of the voting stock of another banking institution or bank holding company having its principal office in the State of New York would cause it to become such.

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

         The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Interstate Banking Act") was enacted in 1994. The Interstate Banking Act permits approval under the BHCA of the acquisition by a bank holding company that is well capitalized and managed of a bank outside of the holding company's home state regardless of whether the acquisition was permitted under the law of the state of the bank to be acquired. The FRB may not approve an acquisition under the BHCA that would result in the acquiring holding company controlling more than 10% of the deposits in the United States or more than 30% of the deposits in any particular state.

         In the past, branching across state lines was not generally available to a state bank, such as Warwick Savings. While out-of-state branches were authorized under the Banking Law, similar authority was not generally available under the laws of most other states. Beginning in 1997, the Interstate Banking Act, permitted the responsible federal banking agencies to approve merger transactions between banks located in different states, regardless of whether the merger would be prohibited under state law. Accordingly, the Interstate Banking Act permits a bank to have branches in more than one state.

         Before any bank acquisition can be completed, prior approval thereof may also be required to be obtained from other agencies having supervisory jurisdiction over the bank to be acquired, including the NYSBD. The Interstate Banking Act facilitates the consolidation of the banking industry that has taken place over recent years and allows the creation of larger, presumably more efficient, banking networks.

Federal Securities Law
----------------------

         The Company's securities are registered with the SEC under the Securities Exchange Act of 1934, as amended ("Exchange Act"), and the Company is subject to the information, proxy solicitation, insider trading and other requirements and restrictions of the Exchange Act.

ITEM 2.           PROPERTIES

         Warwick Savings conducts its business through its main office in Warwick, New York and its four branch offices located in Monroe, Woodbury, Wallkill and Newburgh, New York. Towne Center conducts its business through its office in Lodi, New Jersey and its branch office in Moonachie, New Jersey. Management believes that Warwick Savings' and Towne Center's current facilities are adequate to meet the present and immediately foreseeable needs of Warwick Savings, Towne Center and the Company.

         The following sets forth information regarding Warwick Savings' branch offices and loan production offices and Towne Center's branch offices at December 31, 2000.


                                                            LEASED                DATE
                                                              OR                LEASED OR         LEASE EXPIRATION
                                                            OWNED               ACQUIRED                DATE
                                                            -----               --------                ----
WARWICK SAVINGS
---------------

Main Office:
         18 Oakland Avenue
         Warwick, New York 10990......................      Owned                 1972                   N/A

Branches:
         591 Route 17M
         Monroe, New York 10950.......................      Owned                 1976                  N/A

         556 Route 32
         Highland Mills, New York 10930...............      Owned                 1979                  N/A

         1 Industrial Avenue
         Wallkill, New York 10940.....................      Owned                 1998                  N/A

         1425 Route 300
         Newburgh, New York 12550.....................   Land Leased              1999                12/06/29

Loan Production Offices:

         263 NYS Route 17K
         Newburgh, New York...........................      Leased                1998                9/20/01

         Taconic Plaza Shopping Center, Store #10
         Route 52
         East Fishkill, New York......................      Leased                1997                1/31/01

                                                            LEASED                DATE
                                                              OR                LEASED OR         LEASE EXPIRATION
                                                            OWNED               ACQUIRED                DATE
                                                            -----               --------                ----
         151 South Main Street, Suite 104
         New City, New York...........................      Leased                1997                  N/A

Miscellaneous:
                                                            Leased                1999                9/20/01
         799 Franklin Avenue
         Franklin Lakes, New Jersey...................


TOWNE CENTER
------------

         15 Washington Street
         Lodi, New Jersey 07644......................      Leased                 1999                3/31/02

         55 Moonachie Avenue
         Moonachie, New Jersey.......................      Leased                 2000                4/30/05
                                                           Leased                 2000                9/30/12
         2 Arnot Street
         Lodi, New Jersey 07644
         (future branch location)....................


ITEM 3.           LEGAL PROCEEDINGS

         The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which in the aggregate involve amounts which management believes to be immaterial to the financial condition and results of operations of the Company.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


                                     PART II

ITEM 5.           MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
                  STOCKHOLDERS' MATTERS

         The Company's common stock commenced trading on December 23, 1997. The table below shows the high and low sales prices of the common stock for the periods indicated, as reported on the National Market System of The Nasdaq Stock Market, as well as the dividends paid during such periods.


         YEAR                 QUARTER ENDING             HIGH                    LOW               DIVIDENDS PAID
         ----                 --------------             ----                    ---               --------------
         1999                    March 31               $16.13                 $13.25                  $0.0450
                                 June 30                $13.75                 $12.13                  $0.0475
                                 September 30           $12.75                 $ 9.75                  $0.0500
                                 December 31            $11.06                 $10.00                  $0.0525

         2000                    March 31               $11.13                 $ 9.31                  $0.0650
                                 June 30                $12.38                 $ 9.63                  $0.0675
                                 September 30           $15.18                 $11.13                  $0.0700
                                 December 31            $15.00                 $12.00                  $0.0725

         As of March 1, 2001, there were 5,227,576 shares of the Company's common stock outstanding and approximately 1,400 holders of record. The holders of record include banks and brokers who act as nominees, each of whom may represent more than one stockholder.

         The Board of Directors of the Company declared four quarterly cash dividends during each of the years ended December 31, 2000 and 1999, as shown in the table above. The Board will review the dividend regularly and hopes to maintain a regular quarterly dividend in the future, based on the Company's earnings, financial condition and other factors.

ITEM 6.           SELECTED FINANCIAL DATA

                                  SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA


                                                               AT DECEMBER 31,
                                                               ---------------
                                  2000             1999             1998           1997(7)          1996(7)
                                  ----             ----             ----           -------          -------
                                                               (IN THOUSANDS)
SELECTED FINANCIAL DATA:
         Total assets......    $ 637,799        $ 597,714        $ 445,139       $ 340,809        $ 287,363
         Loans receivable,
           net (1).........      432,198          349,321          261,463         179,954          129,681
         Investment
           securities......      149,513          186,490          155,490         127,563          138,526
         Real estate
           owned, net......        1,268              415              371             322              106
         Deposits..........      348,131          283,072          246,886         213,513          217,221
         FHLBNY advances...      188,800          201,675           79,480           5,250           13,400
         Securities sold
           under repurchase
           agreements......       16,845           37,375           25,310           22,755           23,300
         Stockholders'
           equity..........       72,581           66,572           84,238           86,190           27,304


                                                       FOR THE YEARS ENDED DECEMBER 31,
                                                       --------------------------------
                                          2000         1999          1998        1997(7)       1996(7)
                                          ----         ----          ----        -------       -------
                                                                (IN THOUSANDS)
 SELECTED OPERATING DATA:

         Interest income.............   $ 45,630     $ 35,562      $ 28,408     $ 21,386      $ 19,596
         Interest expense............     26,226       16,951        11,939        9,539         8,811
                                        --------     --------      --------     --------      --------
         Net interest income.........     19,404       18,611        16,469       11,847        10,785
         Provision for loan losses...        900          500           500          454            60
                                        --------     --------      --------     --------      --------
         Net interest income after
          provision for loan losses..     18,504       18,111        15,969       11,393        10,725
         Non-interest income
         Service and fee income......      3,540        2,914         2,336        2,034         2,001
         Gain(loss) on securities
           transactions..............       (878)         524         1,109          326           828
         Loan transactions...........        600          109           168          128           190
         Other income (loss).........      2,106          258            74          199           (82)
                                        --------     --------      --------     --------      --------
             Total non-interest
               income, net...........      5,368        3,805         3,687        2,687         2,937
                                        --------     --------      --------     --------      --------
         Non-interest expense
         Salaries and employee
           benefits..................     10,109        9,536         7,795        6,359         5,159
         FDIC insurance..............         62           31            28           28             2
         Occupancy and equipment.....      1,889        1,452         1,160        1,213         1,120
         Data processing.............      1,063          974           796          636           600
         Advertising.................        182          500           336          175           124
         Professional fees...........      1,192        1,006           920          339           264
         Contribution to The Warwick
             Savings Foundation......         --           --            --        1,924            --
         Other operating expenses....      2,807        3,208         2,470        1,849         1,915
                                        --------     --------      --------     --------      --------
             Total non-interest
               expenses..............     17,305       16,707        13,505       12,523         9,184
         Income before income tax
           expense...................      6,567        5,209         6,151        1,557         4,478
         Income tax expense..........      2,157        2,066         2,530          658         2,031
                                        --------     --------      --------     --------      --------
             Net income..............   $  4,410     $  3,143      $  3,621     $   899       $  2,447
                                        ========     ========      ========     ========      ========

                                                                  AT OR FOR THE YEARS ENDED DECEMBER 31,
                                                                  --------------------------------------
                                                         2000        1999        1998       1997(7)      1996(7)
                                                         ----        ----        ----       -------      -------
SELECTED FINANCIAL RATIOS AND OTHER DATA (2):

Performance Ratios:..........................
     Return on average assets................            0.70%       0.62%       0.90%        0.31%       0.89%
     Return on average equity................            6.61        4.15        4.21         3.08        9.75
     Average equity to average assets........           10.51       14.83       21.37         9.96        9.18
     Equity to total assets..................           11.38       11.14       18.92        25.29        9.50
     Core deposits to total deposits (3).....           64.70       68.48       71.24        64.44       64.07
     Net interest spread (4).................            2.74        3.14        3.32         3.67        3.95
     Net interest margin (5).................            3.29        3.87        4.36         4.32        4.21
     Operating expense to average assets.....            2.73        3.27        3.36         4.28        3.36
     Average interest-earning assets to
         average interest-bearing liabilities          112.54      120.87      132.76       118.70      107.63
     Efficiency ratio (6)....................           72.68       76.70       71.53        88.94       72.29
     Book Value (8)..........................           14.96       13.18       12.75          N/A         N/A

REGULATORY CAPITAL RATIOS:

Warwick Savings:
     Tier 1 capital to assets................            8.68        9.38       11.99        16.15        9.29
     Tier 1 capital to risk-weighted assets..           16.33       17.60       22.82        29.86       19.87
     Total capital to risk-weighted assets...           17.16       18.34       23.90        30.63       20.76
Towne Center:
     Tier 1 capital to assets................           36.35       87.72         N/A          N/A         N/A
     Tier 1 capital to risk-weighted assets..           50.83      211.83         N/A          N/A         N/A
     Total capital to risk-weighted assets...           51.72      211.83         N/A          N/A         N/A
Company:
     Tier 1 capital to assets................           11.76       12.67       18.87          N/A         N/A
     Tier 1 capital to risk-weighted assets..           20.81       23.94       35.88          N/A         N/A
     Total capital to risk-weighted assets...           21.63       24.58       36.94          N/A         N/A

ASSET QUALITY RATIOS:

Non-performing loans to total loans..........            0.28        0.58        0.81         0.84        1.28
Non-performing loans to total assets.........            0.19        0.34        0.47         0.45        0.58
Non-performing assets to total assets........            0.39        0.41        0.55         0.61        0.73
Allowance for loan losses to total loans.....            0.63        0.55        0.67         0.76        0.90
Allowance for loan losses to non-performing
loans........................................          219.69       95.33       82.95        89.79       71.35

OTHER DATA:

Branch Offices...............................               7           6           4            4           4

----------------------

(1) Loans receivable, net, represents total loans less net deferred loan fees and the allowance for loan losses.

(2) Regulatory Capital Ratios and Asset Quality Ratios are end of period ratios. With the exception of period-end ratios, all ratios are based on average monthly balances during the periods indicated.

(3) The Company considers the following to be core deposits: checking accounts, passbook accounts, NOW accounts and money market accounts.

(4) The interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(5) The net interest margin represents net interest income as a percentage of average interest-earning assets.

(6) The efficiency ratio represents non-interest expense as a percentage of the sum of net interest income and non-interest income excluding any gains or losses on sales of assets.

(7) The selected financial data of the Company at or for the years ended December 31, 1997 and 1996 are not derived from audited financial statements.

(8) Book Value represents total stockholders' equity divided by the shares outstanding for the period, net of unearned shares held by the ESOP and RRP.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

         The primary business of the Company is the operation of its wholly owned subsidiaries, Warwick Savings and Towne Center. Presently, the only significant assets of the Company are the capital stock of Warwick Savings and Towne Center, the note evidencing the loan the Company made to the Warwick Community Bancorp, Inc. Employee Stock Ownership Plan ("ESOP") to allow the ESOP to purchase 8% of the Company's common stock issued in the Company's initial public offering and the investment of the net proceeds of the offering retained by the Company. While the following discussion of financial condition and results of operations includes the collective results of the Company, Warwick Savings and Towne Center, this discussion reflects primarily Warwick Savings' activities. Unless otherwise disclosed, the information presented herein reflects the financial condition and results of operations of the Company, Warwick Savings and Towne Center on a consolidated basis, and as used herein the term "Company" refers to the Company and its subsidiaries collectively.

         Warwick Savings' results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on its interest-earning assets, such as loans and securities, and the interest expense on its interest-bearing liabilities, such as deposits and borrowed funds. Warwick Savings also generates other income, such as service charges and other fees. Other expenses primarily consist of employee compensation and benefits, occupancy expenses, federal deposit insurance premiums, net costs of real estate owned, data processing fees and other operating expenses. Warwick Savings' results of operations are also significantly affected by general economic and competitive conditions (particularly changes in market interest rates), government policies, changes in accounting standards and actions of regulatory agencies.

Management Strategy
-------------------

         Warwick Savings has historically employed an operating strategy that emphasizes the origination of one- to four-family residential mortgage loans in its market area with both fixed and variable rates and, to an increasing degree over the past 10 years, its commercial lending business, with mostly prime rate-based loans secured by real estate located mainly in Orange County, New York. Due in part to this strategy, Warwick Savings historically has had profitable operations, resulting in a strong regulatory capital position. Warwick Savings' goal of maintaining this position has led to an overall strategy of managed growth in both deposits and assets. The major elements of Warwick Savings' operating strategy are to: (i) grow and diversify Warwick Savings' loan portfolio by continuing to originate owner-occupied, residential mortgage loans, commercial business and commercial real estate loans, construction loans and consumer loans in its market area; (ii) complement Warwick Savings' mortgage lending activities by investing in mortgage-backed and other securities; (iii) maintain Warwick Savings' relatively low cost of funds and (iv) manage Warwick Savings' level of interest rate risk. From time to time, Warwick Savings employs a leveraging strategy, whereby borrowings are used to fund specific investments in order to provide for a reasonable net margin of return. Warwick Savings also seeks to attract and retain customers through extended office hours, low turnover of employees and prompt, flexible and personalized production of a variety of loan products. In addition, it is a goal of Warwick Savings to increase its market share in the communities it serves through the acquisition or establishment of branch offices and, if appropriate, the acquisition of smaller financial institutions. Additionally, it is a goal of the Company to expand into new markets. For this reason, the Company has expanded its operations and lending into New Jersey, which is one of the reasons the Company formed Towne Center, which is headquartered in Bergen County, New Jersey. In February 2001, the Company has also acquired Hardenburgh Abstract Company of Orange County, Inc., a title insurance agency subsidiary, which operates in Goshen, New York. In addition, Warwick Savings is currently in the process of acquiring the Carmel, New York banking office of Country Bank, which will allow Warwick Savings to expand into Putnam County, New York.

Management of Interest Rate Risk
--------------------------------

         The principal objectives of Warwick Savings' interest rate risk management activities are to: (i) evaluate the interest rate risk included in certain balance sheet accounts, (ii) determine the level of risk appropriate given Warwick Savings' business focus, operating environment, capital and liquidity requirements and performance objectives, (iii) establish prudent asset concentration guidelines and (iv) manage the risk consistent with Board approved policies and guidelines. Through such management, Warwick Savings seeks to reduce the vulnerability of its operating results to changes in interest rates and to manage the ratio of interest rate sensitive assets to interest rate sensitive liabilities within specified maturities or repricing dates. Warwick Savings closely monitors its interest rate risk as such risk relates to its operating strategies. The extent of the movement of interest rates, higher or lower, is an uncertainty that could have a negative impact on the earnings of Warwick Savings.

         Historically, Warwick Savings has been a traditional thrift lender, but differentiated itself from other thrifts by also focusing on commercial lending since the late 1980's and commission-based mortgage banking operations since 1995. Warwick Savings also adopted a more competitive pricing policy, more efficient lock-in policies to close loans faster and more streamlined FNMA approved processing and underwriting procedures. Additionally, Warwick Savings' array of products has expanded to include FHA, VA and SONYMA loans. As a result, Warwick Savings has invested a relatively large amount of its earning assets in fixed-rate loans and fixed-rate mortgage-backed securities with contractual maturities of up to 30 years.
At December 31, 2000, an aggregate of $293.6 million, or 50.38% of total earning assets, were invested in such assets. Based upon the assumptions used in the following table, at December 31, 2000, the Company's total interest-bearing liabilities maturing or repricing within one year exceeded its total interest-earning assets maturing or repricing in the same time period by $126.5 million, representing a one-year cumulative "gap," as defined below, as a percentage of total assets of negative 19.84%. Accordingly, management views the Company as having a manageable gap position, but still slightly vulnerable to a rising interest rate environment.

         Warwick Savings has taken several actions, under various market conditions, designed to manage its level of interest rate risk. These actions have included: (i) increasing the percentage of the loan portfolio consisting of adjustable-rate mortgage loans and prime rate-based commercial loans through originations, as market conditions permit, (ii) selling fixed-rate loans, (iii) purchasing shorter-term investment securities and (iv) seeking to increase the percentage of checking accounts in its deposit base. Additionally, in the normal course of business, Warwick Savings uses off-balance sheet financial instruments primarily as part of mortgage banking hedging strategies. Such instruments generally include put options purchased and forward commitments to sell mortgage loans. As a result of interest rate fluctuations, these financial instruments will develop unrealized gains or losses that mitigate changes in the underlying hedged portion of the balance sheet. When effectively used, these instruments are designed to moderate the impact on earnings as interest rates move up or down.

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

         The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2000, which are anticipated by Warwick Savings, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined based on the earlier of term to repricing or the term to repayment of the asset or liability. The table is intended to provide an approximation of the projected repricing of assets and liabilities at December 31, 2000 on the basis of contractual maturities, anticipated prepayments and scheduled rate adjustments within a three- month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be reinvested and/or repriced as a result of contractual amortization and anticipated early payoffs of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans. For loans on one- to four-family residential properties and mortgage-backed securities, assumed average annual prepayment rates of 10.23% and 11.45%, respectively, were utilized.


                                                             AT DECEMBER 31, 2000
                                                             --------------------
                                      MORE THAN
                                        THREE
                            THREE      MONTHS TO    MORE THAN     MORE THAN     MORE THAN
                           MONTHS       TWELVE     ONE YEAR TO   THREE YEARS  FIVE YEARS TO  MORE THAN
                           OR LESS      MONTHS     THREE YEARS  TO FIVE YEARS   TEN YEARS    TEN YEARS       TOTAL
                           -------      ------     -----------  -------------   ---------    ---------       -----
                                                            (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Mortgage loans (1)(5). $ 34,215    $  23,428    $  27,572    $  31,706     $   1,372        $190,980     $309,272
  Other loans (1)(2)....   29,650        9,605       26,988       31,417        26,852           1,454      125,966
  Mortgage-backed
    securities,
    fixed (5)...........    2,181        6,199           --           26         8,661          45,317       62,384
  Mortgage-backed
    securities,
    variable (5)........       --        2,210           --           --            --              --        2,210
  Mutual funds, common
    and preferred
    stock...............       --        5,592           --           --            --           1,147        6,739
  Investment securities:
    held-to-maturity....       --        2,369           --           --            --             326        3,695
  Investment securities:
    available-for-sale..    3,640           --        1,754           --            --          69,090       74,484
                         --------    ---------    ---------    ---------     ---------        --------     --------
      Total interest-
        earning assets..   69,685       49,403       57,314       63,149        36,885         308,314      584,750
Net deferred loan fees
  and costs (3).........      (24)         (26)         (42)         (49)          (21)           (156)        (317)
                         --------    ---------    ---------    ---------     ---------        --------     --------
  Net interest-
    earning assets......   69,663       49,376       57,272       63,101        36,864         308,158      584,433
                         --------    ---------    ---------    ---------     ---------        --------     --------
Interest-bearing
  liabilities:
  Passbook accounts (4).       --       18,252           --           --            --          73,006       91,258
  Escrow accounts.......       --           --           --           --            --           2,107        2,107
  NOW accounts..........       --           --           --           --            --          31,439       31,439
  Money market accounts.   63,156                                                   --              --       63,156
  Certificates of
    deposit.............   42,262       45,264       15,087       20,278            --              --      122,891
  Borrowed funds........   43,300       33,345       40,000       34,000        55,000              --      205,645
                         --------    ---------    ---------    ---------     ---------        --------     --------
    Total interest-
      bearing
      liabilities.......  148,718       96,861       55,087       54,278        55,000         106,552      516,496
                         --------    ---------    ---------    ---------     ---------        --------     --------
  Interest rate
    sensitivity gap..... $(79,055)   $ (47,484)   $   2,185    $   8,823     $ (18,136)       $201,605     $ 67,937
                         ========    =========    =========    =========     =========        ========     ========
  Cumulative interest
    rate sensitivity
    gap................. $(79,055)   $(126,539)   $(124,354)   $(115,532)    $(133,668)       $ 67,937
                         ========    =========    =========    =========     =========        ========
   Cumulative interest
     rate sensitivity
     gap as a percentage
     of total assets....   (12.40)%     (19.84)%     (19.50)%     (18.11)%      (20.96)%         10.65%
   Cumulative net
     interest-earning
     assets as a
     percentage of
     cumulative
     interest-bearing
     liabilities........    46.84%       48.47%       58.64%       67.45%        67.39%         113.15%

----------------------

(1) For purposes of the gap analysis, mortgage and other loans are not reduced for the allowance for loan losses and non-performing loans.
(2) For purposes of the gap analysis, second mortgage loans are included in the "Other Loans" category.
(3) For purposes of the gap analysis, unearned fees and deferred loan origination costs are prorated.
(4) For purposes of the gap analysis, based upon the Company's historical experience, management traditionally slots 20% of total savings account balances into the twelve-month time horizon. The remaining 80% are viewed as long-term deposits.

                                              (FOOTNOTES CONTINUED ON NEXT PAGE)

(5) For loans on residential properties an average annual prepayment rate of 10.23% is utilized. Mortgage-backed securities are assumed to prepay at an average annual rate of 11.45%.


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

         The Company's interest rate sensitivity is also monitored by management through the use of a model which internally generates estimates of the change in net portfolio value ("NPV") over a range of interest rate change scenarios. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. For purposes of the NPV table, prepayment speeds similar to those used in the "gap" table were used, reinvestment rates were those in effect for similar products being offered and rates on core deposits were modified to reflect recent trends. The following table sets forth the Company's NPV as of December 31, 2000, as calculated by the Company.


                                           NET PORTFOLIO VALUE                      PORTFOLIO VALUE OF ASSETS
                                           -------------------                      -------------------------
                                                              (DOLLARS IN THOUSANDS)
   RATE IN BASIS POINTS
       (RATE SHOCK)            $ AMOUNT             $ CHANGE     % CHANGE         NPV RATIO        % CHANGE (1)
       ------------            --------             --------     --------         ---------        ------------
           200                  $48,061            $ (23,847)       (32)%            8.02             (3.13)%
           100                   61,685              (10,223)       (14)             9.93             (1.22)
          Static                 71,908                   --         --             11.15                --
          (100)                  71,267                 (641)        (1)            10.87             (0.28)
          (200)                  70,833               (1,075)        (1)            10.58             (0.57)

----------------------

(1) Based upon the portfolio value of the Company's assets assuming no change in interest rates.


         As in the case with the "gap" table, certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in NPV requires the making of certain assumptions which may or may not reflect the manner in which actual yields and costs respond to changes in actual market interest rates. In this regard, the NPV model presented assumes that the composition of the Company's interest rate sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the NPV measurements and net interest income models provide an indication of the Company's interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on the Company's net interest income and will differ from actual results.

Analysis of Net Interest Income
-------------------------------

         Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

         AVERAGE BALANCE SHEETS. The table on the following page sets forth certain information relating to the Company for the years ended December 31, 2000, 1999 and 1998. The yields and costs were derived by dividing interest income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances were computed based on average daily balances. The yields include deferred fees and discounts which are considered yield adjustments.


                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                        --------------------------------
                                     2000                            1999                           1998
                                     ----                            ----                           ----
                                              AVERAGE                         AVERAGE                         AVERAGE
                          AVERAGE              YIELD/    AVERAGE               YIELD/    AVERAGE               YIELD/
                          BALANCE   INTEREST    COST     BALANCE   INTEREST    COST      BALANCE   INTEREST    COST
                          -------   --------    ----     -------   --------    ----      -------   --------    ----
ASSETS:
Interest-earning assets:
  Mortgage loans,
    net(1).............. $311,234   $23,605     7.58%   $231,444    $17,077    7.38%    $169,035   $12,693     7.51%
  Consumer and
    other loans,
    net(1)..............   86,690     7,849     9.05      63,508      5,431    8.55       46,649     4,264     9.14
  Mortgage-backed
    securities..........   88,895     6,296     7.08      87,804      6,145    7.00       83,271     5,953     7.15
  Federal funds sold....      272        13     4.78         379         14    3.69        1,286        70     5.44
  Interest earning
    accounts at banks...      810        51     6.30         462         23    4.98          597        35     5.86
  Investment
    securities..........  101,956     7,816     7.67      96,932      6,872    7.09       77,292     5,393     6.98
                         --------   -------             --------    -------             --------   -------
        Total interest-
        earning assets..  589,857    45,630     7.74     480,529     35,562    7.40      378,130    28,408     7.51
                                    -------                         -------                        -------
Non-interest earning
  assets................   44,301                         30,065                          24,027
                         --------                       --------                        --------
       Total assets..... $634,158                       $510,594                        $402,157
                         ========                       ========                        ========

LIABILITIES AND STOCKHOLDERS'
  EQUITY:
Interest-bearing liabilities:
  Passbook accounts..... $ 91,888   $ 2,581     2.81%   $ 85,379    $ 2,251    2.64%    $ 79,404   $ 2,323     2.93%
    Escrow deposits.....    6,800       136     2.00       5,600        112    2.00        4,700        94     2.00
    NOW accounts........   25,473       367     1.44      22,676        346    1.53       17,272       277     1.60
    Money market
      accounts..........   53,772     2,502     4.65      43,002      1,673    3.89       29,986     1,078     3.60
    Certificate
      accounts..........  107,462     6,041     5.62      73,755      3,467    4.70       71,344     3,540     4.96
                         --------   -------             --------    -------             --------   -------
     Total deposits.....  285,395    11,627     4.07     230,412      7,849    3.41      202,706     7,312     3.61
    Borrowed funds......  238,741    14,599     6.11     167,157      9,102    5.45       82,110     4,627     5.64
                         --------   -------             --------    -------             --------   -------
     Total interest-
       bearing
       liabilities......  524,136    26,226     5.00     397,569     16,951    4.26      284,816    11,939     4.19
                                    -------                         -------                        -------
Non-interest bearing
  liabilities...........   43,350                         37,286                          31,413
                         --------                       --------                        --------
    Total liabilities...  567,486                        434,855                         316,229
Stockholders' Equity....   66,672                         75,739                          85,928
                         --------                       --------                        --------
    Total liabilities
       and stockholders'
       equity........... $634,158                       $510,594                        $402,157
                         ========                       ========                        ========
Net interest income/
  interest rate
  spread(2).............            $19,404     2.74%               $18,611    3.14%               $16,469     3.32%
                                    =======   ======                =======  ======                =======   ======
Net interest-earning
  assets/net interest
  margin(3)............. $ 65,721               3.29%   $ 82,960               3.87%    $ 93,314               4.36%
                         ========             ======    ========             ======     ========             ======
Ratio of interest-
  earning assets to
  interest-bearing
  liabilities...........                      112.54%                        120.87%                         137.76%
                                              ======                         ======                          ======

----------------------

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


                                          YEAR ENDED DECEMBER 31, 2000                 YEAR ENDED DECEMBER 31, 1999
                                                  COMPARED TO                                  COMPARED TO
                                          YEAR ENDED DECEMBER 31, 1999                 YEAR ENDED DECEMBER 31, 1998
                                          ----------------------------                 ----------------------------
                                              INCREASE (DECREASE)                          INCREASE (DECREASE)
                                             IN NET INTEREST INCOME                       IN NET INTEREST INCOME
                                                     DUE TO                                       DUE TO
                                                     ------                                       ------
                                     VOLUME          RATE            NET          VOLUME          RATE            NET
                                     ------          ----            ---          ------          ----            ---
                                                                       (IN THOUSANDS)
Interest-earning assets:
Mortgage loans, net..............    $5,887        $   641        $ 6,528        $ 4,686         $(302)         $4,384
    Consumer and other loans,
      net........................     1,982            436          2,418          1,541          (374)          1,167
    Mortgage-backed securities...        76             75            151            324          (132)            192
    Federal funds sold...........        (4)             3             (1)           (49)           (7)            (56)
    Interest earning accounts at
      banks......................        17             11             28             (8)           (4)            (12)
    Investment securities........       356            588            944          1,370           109           1,479
                                     ------        -------        -------        -------         -----          ------
                 Total...........     8,314          1,754         10,068          7,864          (710)          7,154
                                     ------        -------        -------        -------         -----          ------
 Interest-bearing liabilities:
    Passbook accounts............       172            158            330            175          (247)            (72)
    Escrow accounts..............        24             --             24             18            --              18
    NOW accounts.................        43            (22)            21             87           (18)             69
    Money market accounts........       419            410            829            468           127             595
    Certificates of deposits.....     1,584            990          2,574            120          (193)            (73)
    Borrowed funds...............     3,898          1,599          5,497          4,793          (318)          4,475
                                     ------        -------        -------        -------         -----          ------
                 Total...........     6,140          3,135          9,275          5,661          (649)          5,012
                                     ------        -------        -------        -------         -----          ------
 Net change in net interest
   income........................    $2,174        $(1,381)       $   793        $ 2,203         $ (61)         $2,142
                                     ======        =======        =======        =======         =====          ======


Asset Quality
-------------

         NON-PERFORMING LOANS. Warwick Savings' and Towne Center's management and Boards of Directors perform a monthly review of delinquent loans. The actions taken by Warwick Savings and Towne Center with respect to the delinquencies vary depending on the nature of the loan and period of delinquency. Warwick Savings' policies on residential mortgage loans provide that delinquent mortgage loans be reviewed and that a late charge notice be mailed no later than the 15th day of delinquency, with the delinquency charge assessed on the 16th day. Warwick Savings' collection policies on residential mortgage loans essentially mirror those shown in the FNMA servicing agreements. On other loans, telephone contact and various delinquency notices at different intervals are the methods used to collect past due loans.

         It is the Company's general policy to discontinue accruing interest on all loans when management has determined that the borrower will be unable to meet contractual obligations or when interest or principal payments are 90 days past due. When a loan is classified as non-accrual, the recognition of interest income ceases. Interest previously accrued and remaining unpaid is reversed against income. Cash payments received are applied to principal, and interest income is not recognized unless management determines that the financial condition and payment record of the borrower warrant the recognition of income. If a foreclosure action is commenced and the loan is not brought current, paid in full or an acceptable workout arrangement is not agreed upon before the foreclosure sale, the real property securing the loan is generally sold at foreclosure. Property acquired by the Company as a result of foreclosure on a mortgage loan or commercial loan is classified as "other real estate owned" ("OREO") and is recorded at the lower of the unpaid balance or fair value less costs to sell at the date of acquisition and thereafter. Upon foreclosure, it is the Company's policy to generally require an appraisal of the property and, thereafter, appraise the property on an as-needed basis.

         OTHER REAL ESTATE OWNED. At December 31, 2000, the Company's OREO, net, which consisted of one commercial property and one single-family residential property, totaled $1.3 million and was held directly by the Company.

         The following table sets forth information regarding non-accrual loans, other past due loans and OREO. There were no troubled debt restructurings within the meaning of Statement of Financial Accounting Standards ("SFAS") No. 15 at any of the dates presented below.



                                                                         AT DECEMBER 31
                                                                         --------------
                                             2000            1999            1998             1997           1996
                                             ----            ----            ----             ----           ----
Non-accrual mortgage loans delinquent
   more than 90 days....................   $  416          $  693           $  631           $1,165         $1,247
Non-accrual other loans delinquent
   more than 90 days....................      542             521               88              246             28
   Total non-accrual loans..............      958           1,214              719            1,411          1,275
   Total 90 days or more delinquent
     and still accruing.................      281             822            1,363              114            383
                                           ------          ------           ------           ------         ------
   Total non-performing loans...........    1,239           2,036            2,082            1,525          1,658
   Total foreclosed real estate, net....    1,268             415              371              562            433
                                           ------          ------           ------           ------         ------
   Total non-performing assets..........   $2,507          $2,451           $2,453           $2,087         $2,091
                                           ------          ------           ------           ------         ------
Non-performing loans to total loans.....     0.28%           0.58%            0.81%            0.84%          1.28%
Non-performing assets to total assets...     0.39%           0.41%            0.55%            0.61%          0.73%


Comparison of Financial Condition at December 31, 2000 and December 31, 1999
----------------------------------------------------------------------------

         Total assets increased $40.1 million to $637.8 million at December 31, 2000 from $597.7 million at December 31, 1999, reflecting the Company's ongoing strategy of managed growth. This increase in total assets was primarily the result of a 23.7% increase in the Company's loan portfolio. The Company's asset growth was primarily funded through deposit growth, which increased $65.1 million to $348.1 million at December 31, 2000. The increase in deposits was primarily attributable to a $33.7 million increase in certificates of deposit, an $18.7 million increase in money market accounts, a $7.1 million increase in savings accounts and a $6.5 million increase in NOW accounts and was only partially offset by the $845 thousand decrease in non-interest bearing deposits. Included in the $33.7 million increase in certificates of deposits at December 31, 2000 were brokered deposits in the amount of $20.0 million. In conjunction with these brokered deposits, the Company entered into a hedging strategy with interest rate swaps to limit its interest rate risk. Under the terms of the agreement, the Company agreed to pay interest at a variable rate determined by an independent index, for terms ranging from one to five years, and to receive interest at a fixed rate of 7.50% over the same terms.

         The increased level of deposits also enabled the Company to reduce its borrowings from $33.4 million at December 31, 1999 to $205.6 million at December 31, 2000. At December 31, 2000, the Company had $16.8 million in securities sold under repurchase agreements and $188.8 million in term loans from the FHLBNY, as compared to $37.4 million and $201.7 million, respectively, as of December 31, 1999.

         Asset growth was concentrated in mortgage loans, net, which increased $60.8 million to $331.5 million at December 31, 2000 from $270.7 million at December 31, 1999. Other loans, net, increased $24.3 million to $98.7 million at December 31, 2000 from $74.5 million at December 31, 1999. Total securities were $149.5 million at December 31, 2000 compared to $186.5 million at December 31, 1999. Securities held-to-maturity at December 31, 2000 totaled $3.7 million as compared to $1.4 million at December 31, 1999, a decrease of $37.0 million. Securities available-for-sale at December 31, 2000 totaled $145.8 million as compared to $185.1 million at December 31, 1999. The decrease in securities available-for-sale was primarily the result of the Company's sale of approximately $21.0 million of lower-yielding investment securities and the fact that $10.0 million of the Company's high-yielding callable instruments were called, which helped reduce the Company's level of wholesale funding at December 31, 2000.

          The FHLBNY stock portfolio increased by $1.5 million in conjunction with both the Company's larger asset size and the utilization of wholesale leveraging transactions during the first half of 2000. In January 2000, the Company obtained bank owned life insurance policies with a value of $10.6 million. Other assets decreased $2.1 million due to the decrease in deferred taxes recognized on the unrealized gain on available for sale securities.

         Total stockholders' equity increased $6.0 million to $72.6 million at December 31, 2000 from $66.6 million at December 31, 1999. This increase was primarily attributable to net income of $4.4 million, the $4.3 million reduction in accumulated other comprehensive loss, net, and a valuation adjustment of the deferred tax asset resulting from the Company's previous contribution of 192,423 shares of its stock to The Warwick Savings Foundation resulting in an increase of $415 thousand in stockholders' equity. The increase in stockholders' equity was partially offset by the $3.4 million in open market purchases of 306,214 shares of the Company's outstanding common stock in conjunction with the Company's stock repurchase programs.
Total stockholders' equity was further reduced by the payment of quarterly cash dividends to shareholders amounting to $1.5 million.

Comparison of Operating Results for the Years Ended December 31, 2000 and 1999
------------------------------------------------------------------------------

         GENERAL. Net income for the year ended December 31, 2000 totaled $4.4 million, or $0.91 per share, as compared to a net income of $3.1 million, or $0.57 per share, for the comparable period in 1999. The increase was primarily attributable to the increase of 41.1% in non-interest income and 4.3% in net interest income, and was partially offset by the 3.6% increase in non-interest expenses.

         NET INTEREST INCOME. Net interest income for the year ended December 31, 2000 increased $793 thousand, or 4.3%, to $19.4 million, from $18.6 million for the year ended December 31, 1999.

         Net interest margin is net interest income expressed as a percentage of total average earnings assets. For the year ended December 31, 2000, the net interest margin was 3.29% as compared to 3.87% for the year ended December 31, 1999. This decrease was primarily attributable to the 74 basis point increase in the average rate paid on interest-bearing liabilities and was partially offset by the 34 basis point increase in the average yield earned on interest-earning assets. The increase in the average rate paid on interest-bearing liabilities was primarily attributable to a 92 basis point increase in the average rate paid on certificates of deposit, a 76 basis point increase in the average rate paid on money market accounts and a 66 basis point increase in the average rate paid on borrowed funds, as compared to the year ended December 31, 1999. Average interest-earning assets increased $109.3 million from $480.5 million for the year ended December 31, 1999 to $589.9 million for the year ended December 31, 2000, while average interest-bearing liabilities increased $126.6 million from $397.6 million to $524.1 million for the same period. In addition to the increase in average interest-bearing liabilities, average non-interest bearing liabilities increased $6.1 million from $37.3 million for the year ended December 31, 1999 to $43.4 million for the year ended December 31, 2000.

         INTEREST INCOME. For the year ended December 31, 2000, interest income totaled $45.6 million, as compared to $35.6 million for the year ended December 31, 1999. The $10.1 million, or 28.3%, increase was primarily attributable to a $6.5 million, or 38.2%, increase in the amount of interest earned on the mortgage loan portfolio, which resulted primarily from an increase in the average balance of mortgage loans from $231.4 million for the year ended December 31, 1999 to $311.2 million for the year ended December 31,

2000. The increase in interest income was also attributable, to a lesser extent, to growth in the commercial and consumer loan portfolios. Interest earned on other loans during the year ended December 31, 2000 increased by $2.4 million, compared to the year ended December 31, 1999. The increase in interest income on other loans was the result of the increase in the average balance of consumer and other loans of $23.2 million, or 36.5%, coupled with an increase in the average yield of such portfolio to 9.05% from 8.55%. Interest earned on mortgage-backed and investment securities increased by $1.1 million over the same period, and resulted largely from the Company's utilization of additional wholesale leveraging transactions in order to enhance earnings. Total interest income was further bolstered by increases in interest and dividends earned on securities, which were derived mainly from such wholesale leveraging transactions.

         The average yield on interest-earning assets increased to 7.74% for the year ended December 31, 2000, as compared to 7.40% for the year ended December 31, 1999. This was primarily due to the higher yields earned on the loan and investment securities portfolios due to higher long-term interest rates during the year ended December 31, 2000.

         INTEREST EXPENSE. Interest expense for the year ended December 31, 2000 was $26.2 million, compared to $17.0 million for the year ended December 31, 1999. This increase was due primarily to an increase of $71.6 million in the average balance of borrowed funds, an increase of $33.7 million in the average balance of certificates of deposits and an increase of $21.3 million in the average balance of other interest-bearing deposits, coupled with the 66 basis point increase in the rates paid on average borrowed funds.

         PROVISION FOR LOAN LOSSES. The provision for loan losses for the years ended December 31, 2000 and 1999 was $900 thousand and $500 thousand, respectively. The increase in the provision is a result of management's assessment of the growth in the loan portfolio, the level of the Company's allowance for possible loan losses and its assessment of the local economy and market conditions. At December 31, 2000, the allowance for possible loan losses totaled $2.7 million, and the ratio of such allowance to non-performing loans was 219.69%.

         NON-INTEREST INCOME. Non-interest income, consisting primarily of service and fee income and gains and losses on securities and loan transactions, increased by $1.6 million, or 41.1%, to $5.4 million for the year ended December 31, 2000, as compared to $3.8 million for the year ended December 31, 1999. This increase was primarily attributable to increases in sale of mortgage servicing rights and other income, service and fee income and income on loan transactions of $1.8 million, $626 thousand and $491 thousand, respectively, and was partially offset by the $1.4 million decrease in income from securities transactions. The increase in other income resulted from the $1.2 million gain on the sale of the Company's serviced-for- others mortgage loan portfolio, as well as an increase of $638 thousand in the cash surrender value of the bank owned life insurance that was purchased by the Company. The increase in service and fee income was primarily from deposit and loan growth, growth in the amount of income generated from the sales of mutual funds and tax-deferred annuities and fee income associated with Warwick Savings' debit card. The increase in income earned from loan transactions was attributable to an increase in the number of originated mortgage loans that were sold with servicing released in conjunction with the Company's decision to exit the mortgage loan servicing business. The decrease in income from securities transactions resulted from the sale of $21.0 million of lower-yielding securities as management restructured the Company's balance sheet, which resulted in a loss of $878 thousand.

         NON-INTEREST EXPENSE. Non-interest expense increased by $597 thousand, or 3.6%, to $17.3 million for the year ended December 31, 2000, as compared to $16.7 million for the year ended December 31, 1999.
This increase resulted primarily from an increase in salaries and employee benefits of $572 thousand attributable to additions to staff necessary to attract and service a growing number of loan account and deposit account customers, and to hiring new staff members for Towne Center and Warwick Savings' fifth full-service branch, which is located in the town of Newburgh. Also reflected in salaries and employee benefits is the one-time charge of $165 thousand for staff reduction costs associated with the elimination of positions due to the Company exiting the mortgage loan servicing business. Occupancy expense and data processing expense increased $437 thousand and $89 thousand, respectively, due primarily to Towne Center and Warwick Savings' new full-service branch. Professional fees increased $187 thousand due to legal expenses associated with the Company's exploration of entering into a business combination with another financial institution. Partially offsetting these increases were decreases in other expense and advertising expense of $402 thousand and $317 thousand, respectively. The decrease in other expense was attributable primarily to non-recurring expenses in 1999 for the formation of Towne Center and opening of the Newburgh branch.

         During the quarter ended December 31, 2000, several of the Company's directors and senior officers agreed to adjust the vesting of their outstanding RRP awards to provide for vesting over a longer period of time. This will defer certain benefit expenses and improve the Company's efficiency ratio.

         PROVISION FOR INCOME TAXES. The provision for income taxes increased from $2.1 million for the year ended December 31, 1999 to $2.2 million for the year ended December 31, 2000. This increase was attributable to the increase in pre-tax income and was partially offset by the implementation of a tax planning strategy during the latter part of 1999.

Comparison of Financial Condition at December 31, 1999 and December 31, 1998
----------------------------------------------------------------------------

         Total assets increased $152.6 million to $597.7 million at December 31, 1999 from $445.1 million at December 31, 1998, reflecting the Company's ongoing strategy of managed growth. This increase in total assets was primarily the result of increases in interest-earning assets, as the Company grew both its loan and investment securities portfolios. The asset growth was also funded through borrowings, which increased $134.3 million to $239.1 million at December 31, 1999. At December 31, 1999, the Company had $37.4 million in securities sold under repurchase agreements and $201.7 million in term loans from the FHLBNY. Deposit liabilities increased by $36.2 million to $283.1 million at December 31, 1999 from $246.9 million at December 31, 1998, primarily due to increases in time certificates, demand checking accounts, money market accounts and NOW accounts.

         Asset growth was concentrated in mortgage loans, net, which increased $76.1 million to $270.7 million at December 31, 1999 from $194.6 million at December 31, 1998. Other loans, net, showed an increase of $21.4 million to $74.5 million at December 21, 1999 from $53.1 million at December 31, 1998. Total securities were $186.5 million at December 31, 1999 compared to $155.5 million at December 31, 1998. Securities held-to-maturity at December 31, 1999 totaled $1.4 million as compared to $6.0 million at December 31, 1998. Securities available-for-sale at December 31, 1999 totaled $185.1 million as compared to $149.5 million at December 31, 1998. This increase is primarily the result of the Company's utilization of additional wholesale leveraging transactions.

         Bank premises and equipment, net, increased $1.6 million, or 26.2%, from $6.2 million at December 31, 1998 to $7.8 million at December 31, 1999. This increase was primarily the result of costs associated with the opening of Warwick Savings' new branch in Newburgh and the formation of Towne Center. The FHLBNY stock portfolio increased by $7.1 million in conjunction with the increased FHLBNY advances obtained to effect the utilization of wholesale leveraging transactions.

         Total stockholders' equity decreased $17.7 million to $66.6 million at December 31, 1999 from $84.2 million at December 31, 1998. This decrease was primarily attributable to the $12.3 million in open market purchases of 967,258 shares, or 14.64%, of the Company's outstanding common stock in conjunction with the Company's stock repurchase programs and the decline in accumulated other comprehensive income of $8.6 million. Also contributing to the decrease in stockholders' equity was the payment of quarterly cash dividends to shareholders amounting to $1.2 million. The decrease in stockholders' equity was partially offset by net income of $3.1 million.

Comparison of Operating Results for the Years Ended December 31, 1999 and 1998
------------------------------------------------------------------------------

         GENERAL. Net income for the year ended December 31, 1999 totaled $3.1 million, or $0.57 per share, as compared to net income of $3.6 million, or $0.60 per share, for the comparable period in 1998. This decrease was primarily attributable to the increase of 23.7% in non-interest expenses, which was partially offset by the 13.0% increase in net interest income.

         NET INTEREST INCOME. Net interest income for the year ended December 31, 1999 increased $2.1 million, or 13.0%, to $18.6 million, from $16.5 million for the year ended December 31, 1998.

         For the year ended December 31, 1999, the net interest margin was 3.87%, as compared to 4.36% for the year ended December 31, 1998. This decrease was primarily attributable to an 11 basis point decrease in the average yield earned on interest-earning assets coupled with a 6 basis point increase in the average rate paid on interest-bearing liabilities. The increase in the rate paid on interest-bearing liabilities was primarily attributable to a 29 basis point increase in the average rate paid on money market accounts, as compared to the year ended December 31, 1998. Excluding money market accounts, the rates paid on other interest- bearing liabilities decreased. Average interest-earning assets increased $102.4 million from $378.1 million for the year ended December 31, 1998 to $480.5 million for the year ended December 31, 1999, while average interest-bearing liabilities increased $112.1 million from $281.9 million to $394.0 million for the same period. In addition to the increase in average interest-bearing liabilities, average non-interest bearing liabilities increased $6.6 million from $34.3 million for the year ended December 31, 1998 to $40.9 million for the year ended December 31, 1999.

         INTEREST INCOME. For the year ended December 31, 1999, interest income totaled $35.6 million, as compared to $28.4 million for the year ended December 31, 1998. The $7.2 million, or 25.2%, increase was primarily attributable to a $4.4 million, or 34.5%, increase in the amount of interest earned on the mortgage loan portfolio, which resulted primarily from an increase in the average balance of mortgage loans from $169.0 million for the year ended December 31, 1998 to $231.4 million for the year ended December 31, 1999 as home purchasers capitalized on the opportunities afforded by relatively low mortgage loan interest rates throughout much of the year. The increase in interest income was also attributable, to a lesser extent, to growth in the commercial and consumer loan portfolios. Interest earned on other loans during the year ended December 31, 1999 increased by $1.2 million, compared to the year ended December 31, 1998. The growth experienced resulted from strong loan demand as discussed above. Interest earned on mortgage- backed securities and investment securities increased by $1.7 million over the same period and resulted largely from the Company's utilization of additional wholesale leveraging transactions in order to enhance earnings. Total interest income was further bolstered by increases in interest and dividends earned on securities, which were derived mainly from such wholesale leveraging transactions.

         The average yield on interest-earning assets decreased to 7.40% for the year ended December 31, 1999, as compared to 7.51% for the year ended December 31, 1998. This was primarily due to lower yields earned on the loan and mortgage-backed securities portfolios due to lower long-term interest rates during the year ended December 31, 1999.

         INTEREST EXPENSE. Interest expense for the year ended December 31, 1999 was $17.0 million, compared to $11.9 million for the year ended December 31, 1998. This increase was due primarily to an increase of $85.0 million in the average balance of borrowed funds, a $6.0 million increase in the average balance of passbook accounts, a 29 basis point increase in the average rate paid on money market accounts, and a $13.0 million increase in the average balance of money market accounts. These increases were partially offset by a 29 basis point decrease in the average rate paid on passbook accounts, a 26 basis point decrease in the average rate paid on certificate accounts and a 19 basis point decrease in the average rate paid on borrowed funds. The increase in interest expense is also attributable to an increase of $4.5 million in the interest paid on borrowings associated with the aforementioned wholesale leveraging transactions.

         PROVISION FOR LOAN LOSSES. The provision for loan losses for the years ended December 31, 1999 and 1998 was $500 thousand. This provision is a result of management's assessment of the growth in the loan portfolio, the level of the Company's allowance for possible loan losses and its assessment of the local economy and market conditions. At December 31, 1999, the allowance for possible loan losses totaled $1.9 million, and the ratio of such allowance to non-performing loans was 95.33%.

         NON-INTEREST INCOME. Non-interest income, consisting primarily of service and fee income and gains and losses on securities and loan transactions, increased by $118 thousand, or 3.2%, to $3.8 million for the year ended December 31, 1999, as compared to $3.7 million for the year ended December 31, 1998. This increase was primarily attributable to an increase of $578 thousand in service and fee income due to deposit and loan growth, growth in the amount of mortgage loans serviced and the new fee income associated with Warwick Savings' debit card and a $184 thousand increase in other income due to the absence of non-recurring expenses attributable to Warwick Savings' town of Wallkill branch relocation incurred one year earlier. These increases were offset by a $585 thousand decrease in gains on securities transactions and a $59 thousand decrease in net gains on loan sales as the Company elected to restructure approximately $10.0 million of the Company's lower yielding investments into higher yielding assets and entered into fewer mortgage banking transactions.

         NON-INTEREST EXPENSE. Non-interest expense increased by $3.2 million, or 23.7%, to $16.7 million for the year ended December 31, 1999, as compared to $13.5 million for the year ended December 31, 1998. This increase resulted primarily from an increase in salaries and employee benefits of $1.7 million attributable to additions to staff necessary to attract and service a growing number of loan account and deposit account customers, and to hiring new staff members for Towne Center and Warwick Savings' new branch. Occupancy expense and data processing expense increased $292 thousand and $179 thousand, respectively, due primarily to the formation of Towne Center and Warwick Savings' new branch. Other expense for the year ended December 31, 1999 increased by $739 thousand primarily due to start-up expenses associated with the formation of Towne Center and the new branch. Professional fees increased $86 thousand due to legal expenses and consulting fees associated with the Company's implementation of a tax planning strategy to reduce its effective marginal tax rate. Advertising expense increased by $164 thousand for the year ended December 31, 1999 in order to support Warwick Savings' new branch and the expansion into New Jersey with the opening of Towne Center, as well as to promote the Company's name in the highly competitive mortgage loan and commercial loan arenas.

         PROVISION FOR INCOME TAXES. The provision for income taxes decreased from $2.5 million for the year ended December 31, 1998 to $2.1 million for the year ended December 31, 1999. This decrease was attributable to the decrease in pre-tax income and the Company's implementation of a tax planning strategy.

Liquidity and Capital Resources
-------------------------------

         Following the completion of Warwick Savings' conversion to stock form and the Company's initial public offering in December 1997, the Company's principal business was that of its subsidiary, Warwick Savings. The Company invested 50% of the net proceeds from the initial public offering in Warwick Savings and retained the remaining net proceeds. The remaining net proceeds were initially invested primarily in federal funds, government and federal agency mortgage-backed securities, other debt securities, equity securities and a loan to the trustee of the ESOP. Warwick Savings and Towne Center can pay dividends to the Company, to the extent such dividends are permitted by law, which serves as an additional source of liquidity for the Company.

         The Company's liquidity is available to, among other things, support future expansion of operations or diversification into other banking related businesses, pay dividends or repurchase its common stock. In March 2000, the Company's Board of Directors authorized its fifth stock repurchase program covering the repurchase of up to 283,215 shares (5%) of the Company's outstanding common stock, and in February 2001, the Company's Board of Directors authorized its sixth stock repurchase program covering the repurchase of up to 533,307 shares (10%) of the Company's outstanding common stock. During 2000, the Company used its liquidity to repurchase a total of 306,214 shares of the Company's outstanding common stock at a total cost of $3.4 million. During 2000, the Company's Board of Directors declared and paid four quarterly cash dividends aggregating $0.275 per share, or a total of $1.5 million.

         Restrictions on the amount of dividends the Company, Warwick Savings and Towne Center may declare can affect the Company's liquidity and cash flow needs. Dividend payments by the Company must be within certain guidelines of the Federal Reserve Board. In addition, under Delaware law, the Company may generally only pay dividends from its capital surplus, or if no such surplus exists, from its net profits for the current and preceding year.

         Warwick Savings' primary sources of funds are retail deposits, wholesale funding from FHLBNY or other bank borrowings, securities sold under repurchase agreements, principal and interest payments on loans and securities and, to a lesser extent, proceeds from the sale of securities. While maturities and scheduled amortization of loans and securities provide an indication of the timing of the receipt of funds, changes in interest rates, economic conditions and competition strongly influence mortgage prepayment rates and deposit flows, reducing the predictability of the timing of sources of funds.

         Warwick Savings adheres to a Liquidity and Funds Management Policy approved by its Board of Directors, which sets minimum internal guidelines for liquidity purposes. As a member of the FHLBNY, Warwick Savings has the availability of two lines of credit for borrowings in the amounts of $54.6 million and $34.6 million, one on an overnight basis and the other on a 30-day term basis. In accordance with the FHLBNY's credit policy, Warwick Savings now has total credit facilities available of nearly $296.6 million, inclusive of the aforementioned amounts, before the delivery of qualifying collateral is required. Additionally, Warwick Savings has other sources of liquidity if the need arises. One source is to borrow up to $5 million from a commercial bank on an unsecured basis and the other is the ability to sell securities under repurchase agreements in an amount up to $10 million from a securities investment company.

         The primary investing activities of Warwick Savings are the origination of one- to four-family residential mortgage loans, commercial real estate and commercial business loans, a variety of consumer loans, and the purchase of mortgage-backed securities and debt and equity securities. During the years ended December 31, 2000, 1999 and 1998, Warwick Savings' disbursements for loan originations totaled $210.5 million, $214.4 million and $218.3 million, respectively. Purchases of mortgage-backed securities totaled $4.6 million, $79.6 million and $110.4 million for the years ended December 31, 2000, 1999 and 1998, respectively. Other debt and equity securities purchased during the years ended December 31, 2000, 1999 and 1998 were $9.1 million, $50.5 million and $57.6 million, respectively. Warwick Savings' investing activities are funded primarily by borrowings, net deposit inflows, sales of loans and securities and principal repayments on loans and securities. During 2000, Warwick Savings decreased borrowings by $33.4 million with the proceeds of the above mentioned sale of investment securities. Warwick Savings increased borrowings at December 31, 1999 by $134.3 million to fund its investment growth.

         At December 31, 2000, the Company's total approved loan origination commitments outstanding totaled $65.4 million and the unadvanced/unused portion of commercial lines of credit totaled $13.7 million.
Management of the Company believes it will have sufficient funds available to meet its current originations and other lending commitments. Certificates of deposit scheduled to mature in one year or less from December 31, 2000 totaled $87.5 million. Based on historical experience and pricing strategy, management believes that a significant portion of such deposits will remain with the Company.

         At December 31, 2000, the Company had cash and due from banks of $15.2 million and securities available for sale of $145.8 million. Management believes these amounts, together with Warwick Savings' borrowing capabilities, to be more than adequate to meet its short-term cash needs.

         Warwick Savings' ability to pay dividends to the Company is also subject to certain restrictions. Under the New York State Banking Law, dividends may generally be paid only from the net profits of Warwick Savings. The approval of the Superintendent of Banks of the State of New York (the

"Superintendent") is required if the total of all dividends declared in any calendar year will exceed the net profits for that year plus the retained net profits of the preceding two years, less any required transfers. In addition, no dividends may be declared, credited or paid if the effect thereof would cause Warwick Savings' capital to be reduced below the amount required by the Superintendent or the FDIC. During 2000, the Board of Directors of Warwick Savings declared and paid dividends to the Company on March 8, 2000 and April 21, 2000, totaling $5.2 million. During 2000, the Company's Board of Directors approved a $4.0 million capital infusion to Towne Center, which was paid on December 27, 2000.

Regulatory Capital Position
---------------------------

         Warwick Savings and Towne Center are subject to minimum regulatory capital requirements imposed by the FDIC which vary according to an institution's capital level and the composition of its assets. An insured institution is required to maintain Tier I capital of not less than 3.00% of total assets plus an additional amount of at least 100 to 200 basis points ("leverage capital ratio"). An insured institution must also maintain a ratio of total capital to risk-based assets of at least 8.00%. Although the minimum leverage capital ratio is 3.00%, FDICIA stipulates that an institution with less than a 4.00% leverage capital ratio is deemed to be an undercapitalized institution, which results in the imposition of regulatory restrictions. Warwick Savings' and Towne Center's capital ratios qualify them to be deemed well capitalized under FDICIA. In addition, the Company's capital ratios exceed the minimum regulatory capital requirements imposed by the Federal Reserve Board, which are substantially similar to the requirements of the FDIC. See Note 13 to the Notes to Consolidated Financial Statements for Warwick Savings', Towne Center's and the Company's regulatory capital position as of December 31, 2000 and 1999.

Impact of Inflation and Changing Prices
---------------------------------------

         The Financial Statements and Notes thereto presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. Unlike industrial companies, nearly all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

Impact of New Accounting Standards
----------------------------------

         See Note 1 to Notes to the Consolidated Financial Statements.


ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required by this item appears under the caption "Management of Interest Rate Risk" under Item 7 above.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                      DECEMBER 31,            DECEMBER 31,
                  ASSETS                                  2000                    1999
                                                          ----                    ----
ASSETS:
    Cash on hand and in banks..................      $ 15,236,254             $ 22,209,297
    Federal funds sold.........................                --                7,665,000
    Securities-
      Available-for-sale, at fair value........       145,817,579              185,072,068
    Held-to-maturity, at amortized cost (fair
      value of $3,715,381 in 2000 and
      $1,410,220 in 1999)......................         3,695,389                1,417,621
                 Total securities..............       149,512,968              186,489,689
                                                     ------------             ------------

    Mortgage loans, net........................       331,518,703              270,688,069
    Mortgage loans held-for-sale...............         1,953,911                4,162,583
    Other loans, net...........................        98,725,828               74,470,059
    Mortgage servicing rights..................                --                2,018,990
    Accrued interest receivable................         3,358,974                3,216,362
    Federal Home Loan Bank stock...............        13,252,300               11,752,000
    Bank premises and equipment, net...........         7,620,267                7,789,021
    Other real estate owned, net...............         1,268,304                  414,840
    Bank owned life insurance..................        10,637,710                       --
    Other assets...............................         4,713,696                6,837,797
                                                     ------------             ------------
                 Total assets..................      $637,798,915             $597,713,707
                                                     ============             ============

     LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
    Deposits...................................      $348,130,627             $283,072,381
    Mortgage escrow funds......................         2,452,443                1,487,761
    Securities sold under agreements to
      repurchase...............................        16,845,000               37,375,000
    Federal Home Loan Bank advances............       188,800,000              201,675,000
    Accrued expenses and other liabilities.....         8,990,321                7,531,500
                                                     ------------             ------------
                 Total liabilities.............       565,218,391              531,141,642
                                                     ------------             ------------
COMMITMENTS AND CONTINGENCIES (NOTE 14)

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value;
       5,000,000 shares authorized; none
       issued..................................                --                       --
     Common stock, $.01 par value; 15,000,000
       shares authorized; 6,606,548 shares
       issued; 5,333,076 and 5,639,290 shares
       outstanding in 2000 and 1999,
       respectively............................            66,065                   66,065
    Additional paid-in capital.................        63,039,085               62,977,982
    Retained earnings - subject to restrictions        35,773,721               32,429,671
    Accumulated other comprehensive loss, net..        (2,508,500)              (6,831,889)
      Less- Unallocated common stock held by
        ESOP...................................        (5,720,340)              (6,515,035)
      Less- Unearned common stock held by RRP..        (2,370,865)              (3,262,607)
      Treasury stock (1,273,472 and 967,258
        shares)................................       (15,698,642)             (12,292,122)
                                                     ------------             ------------
                 Total stockholders' equity....        72,580,524               66,572,065
                                                     ------------             ------------
                 Total liabilities and
                   stockholders' equity........      $637,798,915             $597,713,707
                                                     ============             ============


  The accompanying notes are an integral part of these consolidated statements.

                                         CONSOLIDATED STATEMENTS OF INCOME




                                                      FOR THE YEARS ENDED DECEMBER 31,
                                                      --------------------------------
                                                  2000             1999              1998
                                                  ----             ----              ----
INTEREST INCOME:
    Interest on mortgage loans.............  $23,605,104       $17,077,323       $12,693,436
    Interest on other loans................    7,848,369         5,430,705         4,264,370
    Interest on securities.................   14,112,074        13,016,925        11,345,519
    Interest on federal funds sold.........       13,395            14,253            69,621
    Interest on short-term money market
      instruments..........................       50,673            22,878            35,258
                                             -----------       -----------       -----------
         Total interest income.............   45,629,615        35,562,084        28,408,204
                                             -----------       -----------       -----------
 INTEREST EXPENSE:
    Time deposits..........................    6,040,913         3,467,065         3,540,030
    Money market deposits..................    2,502,378         1,672,908         1,078,337
    Savings deposits.......................    2,948,015         2,596,974         2,600,034
    Mortgagors' escrow funds...............      136,356           111,953            93,907
    Borrowed funds ........................   14,597,927         9,101,753         4,627,338
                                             -----------       -----------       -----------
        Total interest expense.............   26,225,589        16,950,653        11,939,646
                                             -----------       -----------       -----------
        Net interest income................   19,404,026        18,611,431        16,468,558
PROVISION FOR LOAN LOSSES..................      900,000           499,800           500,000
                                             -----------       -----------       -----------
         Net interest income after
           provision for loan losses.......   18,504,026        18,111,631        15,968,558
 NON-INTEREST INCOME:
    Service and fee income.................    3,540,306         2,914,268         2,335,893
    Gain (loss) on securities transactions.     (877,691)          523,563         1,108,931
    Net gain on sale of loans..............      600,397           109,426           168,090
    Gain on sale of mortgage servicing
      rights...............................    1,238,991                --                --
    Other income...........................      866,162           257,686            74,087
                                             -----------       -----------       -----------
         Total non-interest income, net....    5,368,165         3,804,943         3,687,001
                                             -----------       -----------       -----------
 NON-INTEREST EXPENSE:
    Salaries and employee benefits.........   10,108,593         9,536,265         7,795,269
    FDIC insurance.........................       62,377            30,678            28,457
    Occupancy..............................    1,889,087         1,451,646         1,159,551
    Data processing........................    1,063,209           974,551           795,554
    Advertising............................      182,387           499,791           335,954
    Professional fees......................    1,192,364         1,005,801           919,673
    Other..................................    2,807,346         3,209,147         2,469,796
                                             -----------       -----------       -----------
         Total non-interest expense........   17,305,363        16,707,879        13,504,254
                                             -----------       -----------       -----------
         Income before provision for
           income taxes....................    6,566,828         5,208,695         6,151,305
PROVISION FOR INCOME TAXES.................    2,156,575         2,066,009         2,529,870
                                             -----------       -----------       -----------
         Net Income........................    4,410,253         3,142,686         3,621,435
                                             ===========       ===========       ===========
WEIGHTED AVERAGE:
    Common shares..........................    4,872,499         5,476,926         6,013,978
    Dilutive stock instruments.............           --                --                --
                                               4,872,499         5,476,926         6,013,978
                                             ===========       ===========       ===========
Earnings per Share:
    Basic..................................  $      0.91       $      0.57       $      0.60
                                             ===========       ===========       ===========
    Diluted ...............................  $      0.91       $      0.57       $      0.60
                                             ===========       ===========       ===========


  The accompanying notes are an integral part of these consolidated statements.

                            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY



                                                                  ACCUMULATED
                                                                     OTHER      UNALLOCATED   UNEARNED
                                                                 COMPREHENSIVE     ESOP          RRP
                             COMMON    ADDITIONAL     RETAINED   INCOME (LOSS),  COMMON        COMMON        TREASURY  COMPREHENSIVE
                             STOCK   PAID IN CAPITAL  EARNINGS        NET         STOCK        STOOCK         STOCK       INCOME
                             -----   ---------------  --------        ---         -----        ------         -----       ------
BALANCE, December 31, 1997  $66,065    $63,366,492   $27,382,129  $ 1,634,103  $(6,258,735)  $        --   $         --
   Net income...........         --             --     3,621,435           --           --            --             -- $ 3,621,435
   Unrealized
    appreciation on
    securities
    available-for-sale,
    net.................         --             --          --         92,815           --            --             --      92,815
                                                                                                                        -----------
   Comprehensive
    income..............                                                                                                $ 3,714,250
                                                                                                                        ===========
    Purchase of common
     stock by ESOP......         --             --          --             --   (1,430,618)           --             --
    Allocation of ESOP
     stock..............                     7,595                                 481,452
   Cash dividends paid..                              (545,041)
   Purchase of common
    stock by RRP........                                                                      (4,635,038)
   Earned portion of
    RRP.................                                                                         455,127
                            -------    -----------   -----------  -----------  -----------   -----------   ------------
BALANCE, December 31, 1998   66,065     63,374,087    30,458,523    1,726,918   (7,207,901)   (4,179,911)            --
   Net income...........                               3,142,686                                                          3,142,686
   Unrealized
    depreciation on
    securities
    available-for-sale,
    net.................                                           (8,558,807)                                           (8,558,807)
                                                                                                                        -----------
   Comprehensive income.                                                                                                $(5,416,121)
   Allocation of ESOP                                                                                                   ===========
    stock...............                  (155,746)                                692,866
   Cash dividends paid..         --             --    (1,171,538)          --           --            --
   Earned portion of
    RRP.................         --       (240,359)           --           --           --       917,304
   Purchase of treasury
    stock...............         --             --            --           --           --            --    (12,292,122)
                            -------    -----------   -----------  -----------  -----------   -----------   ------------
BALANCE, December 31, 1999   66,065     62,977,982    32,429,671   (6,831,889)  (6,515,035)   (3,262,607)   (12,292,122)
   Net income...........         --             --     4,410,253                        --            --                $ 4,410,253
   Unrealized
    appreciation on
    securities
    available-for-sale,
    net.................         --             --            --    4,323,389           --            --                  4,323,389
                                                                                                                        -----------
    Comprehensive income                        --            --           --           --            --                $ 8,733,642
                                       -----------                             -----------   -----------                ===========
   Allocation of ESOP
    stock...............         --         33,825            --           --      794,695           --
   Cash dividends paid..         --             --    (1,480,836)          --           --           --
   Earned portion of
    RRP.................         --         27,278            --           --           --      891,742
   Valuation adjustment
    related to net
    increase in deferred
    tax benefit.........                                 414,633
   Purchase of treasury
    stock...............         --             --            --           --           --           --      (3,406,520)
                            -------    -----------   -----------  -----------  -----------   -----------   ------------
BALANCE, DECEMBER 31, 2000  $66,065    $63,039,085   $35,773,721  $(2,508,500) $(5,720,340)  $(2,370,865)  $(15,698,642)
                            =======    ===========   ===========  ===========  ===========   ===========   ============


  The accompanying notes are an integral part of these consolidated statements.

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                            FOR THE YEAR ENDED DECEMBER 31,
                                                            -------------------------------
                                                          2000           1999           1998
                                                          ----           ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..........................................  $ 4,410,253    $ 3,142,686    $ 3,621,435
    Adjustments to reconcile net income to net cash
      provided by operating activities-
        Depreciation................................      851,891        668,012        491,756
        Accretion of discount on investment
          securities, net...........................   (2,291,465)    (1,533,934)      (627,131)
        Net increase in accrued interest
          receivable................................     (142,612)      (710,386)      (345,061)
        Net increase in mortgage servicing rights,
          BOLI and other assets.....................   (6,494,619)    (4,865,451)      (657,081)
        Provision for loan losses...................      900,000        499,800        500,000
        Net gain on sale of mortgage servicing
          rights....................................   (1,238,991)            --             --
        Net gain on sales of loans..................     (600,397)      (109,426)      (168,090)
        Net (gain)loss on sale of securities........      877,691       (523,563)    (1,108,931)
        Net increase (decrease) in accrued interest
          payable...................................     (122,387)       838,685      1,366,126
        Net increase (decrease) in accrued expenses
            and other liabilities...................    1,581,208       (566,409)    (5,677,688)
                                                      -----------    -----------    -----------
                 Net cash used in operating
                  activities........................   (2,269,428)    (3,159,986)    (2,604,665)
                                                      -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and calls of securities....   13,650,000     23,999,619     24,888,132
    Purchases of securities.........................  (13,615,940)  (130,133,268)  (168,037,295)
    Proceeds from sales of securities
     available-for-sale.............................   34,913,186     41,680,350     90,520,153
    Principal repayments from mortgage-backed
     securities.....................................   11,523,699     20,722,448     25,468,015
    Purchases of Federal Home Loan Bank stock.......   (1,500,300)    (7,119,200)    (2,901,500)
    Net increase in loans...........................  (86,113,535)   (83,665,284)   (82,586,456)
    Purchases of banking premises and equipment,
     net............................................     (642,734)    (1,076,815)    (1,697,921)
                                                      -----------    -----------    -----------
                 Net cash used in investing
                  activities........................  (41,785,624)  (135,592,150)  (114,346,872)
                                                      -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in deposits........................   65,058,246     36,185,999     33,372,925
    Net increase (decrease) in mortgage escrow
     funds..........................................      964,682       (477,505)       436,444
    Net increase (decrease) in borrowed funds.......  (33,405,000)   134,260,000     76,785,000
    Cash dividends paid on common stock.............   (1,480,836)    (1,171,538)      (545,041)
    Purchase of treasury stock......................   (3,406,520)   (12,292,122)            --
    Purchase of common stock by ESOP ...............           --             --      (1,430,618)
    ESOP allocation.................................      794,695        692,866        481,452
    Purchase of common stock by RRP.................           --             --     (4,635,038)
    Earned portion of RRP...........................      891,742        917,304        455,127
                                                      -----------    -----------    -----------
                 Net cash provided by financing
                  activities........................   29,417,009    158,115,004    104,920,251
                                                      -----------    -----------    -----------
                 Increase(decrease) in cash and
                  cash equivalents.................   (14,638,043)    19,362,868    (12,031,286)
    Cash and Cash Equivalents, beginning of year...    29,874,297     10,511,429     22,542,715
                                                      -----------    -----------    -----------
 Cash and Cash Equivalents, end of year.............  $15,236,254    $29,874,297    $10,511,429
                                                      ===========    ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the year for-
            Interest on deposits and borrowed
             funds..................................  $26,347,975    $17,788,653    $10,573,520
            Income taxes............................    1,802,750      1,826,375      2,803,896


 The accompanying notes are an integral part of these consolidated statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The following is a description of the significant accounting and reporting policies followed by Warwick Community Bancorp, Inc. ("Parent Company") and subsidiaries (together the "Company") which conform to generally accepted accounting principles and reporting practices followed by the banking industry. The more significant policies are described below.

         BASIS OF PRESENTATION. The accompanying consolidated financial statements include the accounts of the Parent Company, its savings bank subsidiary, The Warwick Savings Bank ("Warwick Savings"), and its commercial bank subsidiary, The Towne Center Bank ("Towne Center"). All significant intercompany balances and transactions are eliminated in consolidation. Warwick Savings completed its conversion from a mutual savings bank to a stock savings bank on December 23, 1997. Concurrent with Warwick Savings' conversion, the Parent Company completed its initial public offering of common stock and purchased all of the outstanding common stock of Warwick Savings.

         USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported assets and liabilities as of the date of the consolidated statements of financial condition. The same is true of revenues and expenses reported for the period. Actual results could differ from those estimates.

         CASH AND CASH EQUIVALENTS. The Company generally considers short-term instruments, with original maturities of three months or less, measured from their acquisition date, and highly liquid instruments readily convertible to known amounts of cash to be cash equivalents. For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds sold are sold for one-day periods.

         SECURITIES. The Company classifies its securities as trading securities, available-for-sale securities, or held-to-maturity securities in accordance with Statement of Financial Accounting Standards ("SFAS") No.
115, "Accounting for Certain Investments in Debt and Equity Securities." Trading securities are debt and equity securities that are bought principally for the purpose of selling them in the near term, and securities classified as held-to-maturity consist of debt securities which the Company has the positive intent and ability to hold to maturity and are carried at amortized cost. Securities considered neither trading nor held-to- maturity are classified as available-for-sale securities and are carried at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity (net of related deferred taxes). Trading securities are carried at fair value with unrealized gains and losses included in earnings.

         Federal Home Loan Bank stock is considered restricted stock under SFAS No. 115 and, accordingly, is carried at cost.

         LOANS. Loans are stated at the principal amount outstanding, net of unearned income. Loans are placed on non-accrual status when management has determined that the borrower will be unable to meet contractual principal or interest obligations or when unsecured interest or principal payments are 90 days past due. When a loan is classified as non-accrual, the recognition of interest income ceases. Interest previously accrued and remaining unpaid is reversed against income. Cash payments received are applied to principal and interest income is not recognized unless management determines that the financial condition and payment record of the borrower warrant the recognition of income.

         ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is a significant estimate based upon management's periodic evaluation of the loan portfolio under current economic conditions, considering factors such as the Company's past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, and the estimated value of the underlying collateral.

Establishing the allowance for loan losses involves significant management judgment, utilizing the best available information at the time of review. Those judgments are subject to further review by various sources, including Warwick Savings' and Towne Center's regulators. While management estimates loan losses using the best available information, future adjustments to the allowance may be necessary based on changes in economic and real estate market conditions, further information obtained regarding known problem loans, the identification of additional problem loans, and other factors.

         SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," defines an impaired loan as a loan for which it is probable, based on current information, that the lender will not collect all amounts due under the contractual terms of the loan agreement. The Company applies the impairment criteria to all loans, except for large groups of smaller balance homogenous loans that are collectively evaluated for impairment, such as residential mortgage and consumer installment loans. At December 31, 2000 and 1999, in addition to the non-accrual loans discussed in Notes 4 and 5, there were $601,000 and $359,109, respectively, of loans identified by the Company as impaired, as defined under SFAS No. 114, with no specific reserves for losses.

         MORTGAGE LOANS HELD-FOR-SALE. Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate, with net unrealized losses (if any) reported in earnings. Realized gains and losses on sales of loans are based on the cost of the specific loans sold.

         LOAN ORIGINATION FEES AND RELATED COSTS. Loan fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized in income using the level-yield method over the contractual life of the loans. Unamortized fees and costs on loans sold or prepaid prior to contractual maturity are recognized as an adjustment to income in the year such loans are sold or prepaid.

         MORTGAGE SERVICING RIGHTS. The cost of mortgage servicing rights (purchased or originated rights with related loans sold) is amortized in proportion to, and over the period of, estimated net servicing revenues. Impairment of mortgage servicing rights is assessed based on the fair value of those rights. For purposes of measuring impairment, the servicing rights are stratified based on the following predominant risk characteristics of the underlying loans: (a) loan type and (b) origination or securitization date.

         BANK PREMISES AND EQUIPMENT. Bank premises and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is computed on the straight-line method over the estimated useful lives of the related assets. Equipment under capital leases is amortized on the straight-line method over the shorter of the lease term or the estimated useful life of the asset. Repairs and maintenance, as well as renewals and replacements of a routine nature, are expensed while costs incurred to improve or extend the life of existing assets are capitalized.

         OTHER REAL ESTATE OWNED. Other real estate owned ("OREO") represents properties acquired through legal foreclosure. Prior to transferring a real estate loan to OREO, the loan is written down to the lower of the recorded investment in the loan or the fair value of the property and charged to the allowance for loan losses. Thereafter, the property is carried at the lower of cost or fair value less costs to sell, with any adjustments recorded as a charge to operations.

         INTEREST INCOME. Interest income includes interest income on loans and investment securities and dividend income received on investment securities. The operations of the Company are substantially dependent on its net interest income, which is the difference between the interest income earned on its interest-earning assets and the interest expense paid on its interest-bearing liabilities. Like most savings institutions, the Company's earnings are affected by changes in market interest rates and the economic factors beyond its control. Decreases in the Company's average interest rate spread could adversely affect the Company's net interest income.

         INCOME TAXES. Deferred tax assets and liabilities are recognized for the future tax effects attributable to "temporary differences" (differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases) and tax loss and tax credit carry forwards. Deferred tax assets are reduced by a valuation allowance if, based on an analysis of available evidence, management determines that it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax laws or rates is recognized in income in the period that includes the enactment date of the change.

         EMPLOYEE BENEFIT COSTS. The Company maintains a noncontributory retirement pension plan covering substantially all employees as well as a benefit restoration plan covering certain executives. The costs of these plans, based on actuarial computations of current and future benefits for employees, are charged to current operating expenses. The Company also provides certain postretirement medical and life insurance benefits to substantially all employees and retirees, as well as dental benefits to a closed group of retirees. The cost of postretirement benefits other than pensions is recognized on an accrual basis as employees perform services to earn benefits.

         TREASURY STOCK. Repurchases of common stock are recorded as treasury stock at cost.

         BANK OWNED LIFE INSURANCE (BOLI). In January 2000, Warwick Savings invested in BOLI policies to fund employee benefit costs. Warwick Savings' investment totaled approximately $10 million and Warwick Savings is the beneficiary of these policies. The cash surrender value of the BOLI policies is recorded on the Company's balance sheet as other assets and the change in the cash surrender value is recorded as other income.

         EMPLOYEE STOCK OWNERSHIP PLAN. The Company follows American Institute for Certified Public Accountants ("AICPA") Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans" ("SOP 93-6"), to account for the Warwick Community Bancorp, Inc. Employee Stock Ownership Plan ("ESOP"). SOP 93-6 requires that compensation expense be recognized for shares committed to be released to directly compensate employees equal to the fair value of the shares committed.
In addition, SOP 93-6 requires that leveraged ESOP debt and related interest expense be reflected in the employer's financial statements. The application of SOP 93-6 will result in fluctuations in compensation expense as a result of changes in the fair value of the Company's common stock; however, any such compensation expense fluctuations will result in an offsetting adjustment to paid-in capital. Therefore, total capital will not be affected.

         STOCK OPTIONS. The Company follows SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 applies to all transactions in which an entity acquires goods or services by issuing equity instruments or by incurring liabilities where the payment amounts are based on the entity's common stock price, except for employee stock ownership plans. SFAS No. 123 established a fair value-based method of accounting for stock-based compensation arrangements with employees, rather than the intrinsic value-based method that is contained in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). SFAS No. 123 does not require an entity to adopt the new fair value-based method for purposes of preparing its basic financial statements; an entity is allowed to continue to use the APB No. 25 method for preparing its basic financial statements. The Company has chosen to continue to use the APB No. 25 method; however, SFAS No. 123 requires presentation of pro forma net income and earnings per share information, in the notes to the financial statements, as if the fair value-based method had been adopted.

         RECOGNITION AND RETENTION PLAN. The Company's Recognition and Retention Plan ("RRP") is also accounted for in accordance with APB Opinion No. 25. The fair value of the shares awarded, measured at the grant date, is recognized as unearned compensation (a component of stockholders' equity) and allocated to compensation expense as the shares become vested.

         EARNINGS PER SHARE. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period, adjusted for the unallocated portion of the shares held by the ESOP and unearned shares held by the RRP. Diluted earnings per share, which reflects the potential dilution that could occur if outstanding stock options were exercised and resulted in the issuance of common stock that then shared in the earnings of the Company, is computed by dividing net income by the weighted average number of common shares and dilutive instruments.

         COMPREHENSIVE INCOME. Comprehensive income includes net income and all other changes in equity during a period except those resulting from investment by owners and distributions to owners. Other comprehensive income includes revenues, expenses, gains, and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income. Comprehensive income and accumulated other comprehensive income are reported net of related income taxes. Accumulated other comprehensive income for the Company consists solely of unrealized holding gains or losses on available-for-sale securities.

         NEW ACCOUNTING PRONOUNCEMENTS. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in fair value of a derivative (that is, unrealized gains and losses) depends on the intended use of the derivative and the resulting designation. SFAS No 133, as later amended by SFAS Nos. 137 and 138, is effective for the Company on January 1, 2001. The Company has determined that the implementation of SFAS No. 133 will not have a material impact on its financial condition or results of operations.

         In September 2000, the FASB approved Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 140 replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions. SFAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. This Statement will not have a material impact on the Company's financial statements.

         RECLASSIFICATIONS. Certain reclassifications have been made to the prior year's financial statements to conform to current year's presentation.

(2)      SHAREHOLDER RIGHTS PLAN

         On October 17, 2000, the Board of Directors of the Company adopted a Shareholder Rights Plan and declared a dividend of one preferred share purchase right ("Right") for each outstanding share of the Company's common stock. The dividend of the Rights was paid on November 1, 2000 to shareholders of record on that date.

         Each Right, if made exercisable by certain events, entitles the holder to acquire one one-hundredth of a share of a new series preferred stock for $50. The Rights expire in 2010 if they are not redeemed before then. The Shareholder Rights Plan protects shareholders from possible, unsolicited attempts to acquire the Company. In the event of the acquisition by any potential acquirer of 10 percent of the outstanding stock, the Rights then entitle the holder to purchase, at the then-current exercise price, a number of shares of common stock of the Company having a market value equal to twice the exercise price of the Right. Additionally, if the Company is acquired in a merger or other business combination transaction, each Right will entitle its holder to purchase, at the then-current exercise price, a number of shares of common stock of the acquiring company having a market value at that time equal to twice the exercise price of the Right.

(3)      SECURITIES

         A summary of securities at December 31, 2000 and 1999 follows:



                                                                      DECEMBER 31, 2000
                                                                      -----------------
                                            AMORTIZED             GROSS               GROSS             ESTIMATED
                                               COST         UNREALIZED GAINS    UNREALIZED LOSSES      FAIR VALUE
                                               ----         ----------------    -----------------      ----------
Securities available-for-sale:
  Debt securities-
    U.S. Government and agency
      obligations...................      $ 51,496,651        $    3,900          $ (3,048,053)       $ 48,452,498
    Obligations of state and
      political subdivisions........         4,965,797                --              (115,797)          4,850,000
    Industrial and financial........        14,158,295             1,875            (1,456,925)         12,703,245
    Collateralized mortgage
      obligations...................        13,625,219                --              (141,705)         13,483,514
    Mortgage-backed securities......        59,575,476           398,860              (385,590)         59,588,746
                                          ------------        ----------          ------------        ------------
        Total debt securities.......       143,821,438           404,635            (5,148,070)        139,078,003
  Common stock......................           192,438                --                (1,202)            191,236
  Preferred stock...................         1,101,654                --              (145,654)            956,000
  Mutual fund shares................         4,885,653           706,687                    --           5,592,340
                                          ------------        ----------          -------------       ------------
        Total securities available-
          for-sale..................      $150,001,183        $1,111,322          $  (5,294,926)      $145,817,579
                                          ------------        ----------          -------------       ------------
 Securities held-to-maturity:
   U.S. Government and agency
     obligations....................         2,400,572            17,420                 (1,062)         2,416,930
   Obligations of state and
     political subdivisions.........         1,294,817            4,124                    (490)         1,298,451
                                          ------------        ----------          -------------       ------------
        Total securities held-to
          maturity..................         3,695,389           21,544                  (1,552)         3,715,381
                                          ------------        ----------          -------------       ------------
        Total securities............      $153,696,572        $1,132,866          $  (5,296,478)      $149,532,960
                                          ============        ==========          =============       ============

                                                                      DECEMBER 31, 1999
                                                                      -----------------
                                            AMORTIZED             GROSS               GROSS             ESTIMATED
                                               COST         UNREALIZED GAINS    UNREALIZED LOSSES      FAIR VALUE
                                               ----         ----------------    -----------------      ----------
Securities available-for-sale:
  Debt securities-
    U.S. Government and agency
      obligations...................      $ 59,344,411        $   37,025          $  (5,104,545)      $ 54,276,891
    Obligations of state and
      political subdivisions........         4,963,279                --               (213,279)         4,750,000
    Industrial and financial........        14,180,416             2,348             (1,286,986)        12,895,778
    Collateralized mortgage
      obligations...................        16,466,112                --               (857,734)        15,608,378
    Mortgage-backed securities......        93,568,297            72 215             (4,065,250)        89,575,262
                                          ------------        ----------          -------------       ------------
        Total debt securities.......       188,522,515           111,588            (11,527,794)       177,106,309
  Common stock......................         2,851,447                --               (684,011)         2,167,436
  Preferred stock...................         1,111,654                --               (160,904)           950,750
  Mutual fund shares................         3,972,934           874,639                     --          4,847,573
                                          ------------        ----------          -------------       ------------
        Total securities available-
          for-sale..................       196,458,550           986,227            (12,372,709)       185,072,068
                                          ------------        ----------          -------------       ------------
 Securities held-to-maturity:
   U.S. Government and agency
     obligations....................         1,344,652                --                 (7,096)         1,337,556
   Obligations of state and
     political subdivisions.........            72,969                --                   (305)            72,664
                                          ------------        ----------          -------------       ------------
        Total securities held-to
          maturity..................         1,417,621                --                (7,401)          1,410,220
                                          ------------        ----------          -------------       ------------
        Total securities............      $197,876,171        $  986,227          $ (12,380,110)      $186,482,288
                                          ============        ==========          =============       ============

         A summary of the carrying value of debt securities at December 31, 2000 by contractual maturity is shown below. Actual maturities may differ from contractual maturities because certain security issuers may have the right to call or prepay their obligations.


                                                     AFTER ONE        AFTER FIVE
                                    ONE YEAR          THROUGH           THROUGH          AFTER TEN
                                    OR LESS          FIVE YEARS        TEN YEARS           YEARS             TOTAL
                                    -------          ----------        ---------           -----             -----
 Securities available-for-sale-
    U.S. Government and
        agency obligations.....    $       --        $1,002,200       $1,001,700        $ 46,448,598      $ 48,452,498
   Obligations of state and
         political
         subdivisions..........            --                --               --           4,850,000         4,850,000
    Industrial and financial...            --                --          751,875          11,951,370        12,703,245
    Collateralized mortgage
        obligations............            --                --               --          13,483,514        13,483,514
    Mortgage-backed
        securities.............           255            25,663        2,408,231          57,154,597        59,588,746
                                   ----------        ----------       ----------        ------------      ------------
        Total securities
          available-for-sale...    $      255        $1,027,863       $4,161,806        $133,888,079      $139,078,003
                                   ==========        ==========       ==========        ============      ============
Securities held-to-maturity-
    U.S. Government and
        agency obligations.....    $1,000,528        $1,400,044       $       --        $         --      $  2,400,572
    Obligations of state and
        political
        subdivisions...........       968,894                --               --             325,923      $  1,294,817
                                   ----------        ----------       ----------        ------------      ------------
        Total securities held-
          to-maturity..........    $1,969,422        $1,400,044       $       --        $    325,923      $  3,695,389
                                   ==========        ==========       ==========        ============      ============
        Total debt securities..    $1,969,677        $2,427,907       $4,161,806        $134,214,002      $142,773,392
                                   ==========        ==========       ==========        ============      ============


         Proceeds from sales of securities (trading and available-for-sale) are summarized as follows:


                                               YEARS ENDED DECEMBER 31,
                                               ------------------------
                                      2000                1999               1998
                                      ----                ----               ----
Proceeds from sales.............. $34,913,186          $41,680,350         $90,520,153
                                  ===========          ===========         ===========
Gross gains on sales............. $   550,621          $ 1,044,267         $ 1,338,245
                                  ===========          ===========         ===========
Gross losses on sales............ $ 1,428,312          $   520,704         $   229,314
                                  ===========          ===========         ===========

         No securities held-to-maturity were sold during the three years ended December 31, 2000. Pledged securities as of December 31, 2000 were $106,789,000.

(4)      MORTGAGE LOANS

         A summary of mortgage loans at December 31, 2000 and December 31, 1999 follows:


                                                                   DECEMBER 31,
                                                                   ------------
                                                             2000                 1999
                                                             ----                 ----
Conventional 1-4 family residential loans
  originated........................................     $296,928,247          $237,993,164
Conventional 1-4 family residential loans
  purchased.........................................               --             1,528,995
Loans partially guaranteed by VA or insured by FHA..           266,023              213,060
Home equity loans...................................        25,593,947           22,316,567
Construction loans..................................        15,522,079           18,221,793
                                                         -------------         ------------
                                                           338,310,296          280,273,579
Undisbursed portion of construction loans...........        (5,398,270)          (8,399,122)
Net deferred loan fees..............................          (776,416)            (807,658)
Allowance for loan losses                                     (616,907)            (378,730)
                                                         -------------         ------------
                                                          $331,518,703         $270,688,069
                                                         =============         ============

         Mortgage loans on non-accrual status at December 31, 2000 and 1999 were approximately $416,000 and $693,000, respectively. Interest income that would have been recorded if the loans had been performing in accordance with their original terms aggregated approximately $80,000 and $72,000 during the years ended December 31, 2000 and 1999, respectively.

(5)      OTHER LOANS

         A summary of other loans at December 31, 2000 and 1999 follows:


                                                         DECEMBER 31,
                                                         ------------
                                             2000                       1999
                                             ----                       ----
Commercial..........................     $69,993,323                $45,553,015
Automobile..........................      27,674,787                 26,993,795
Student.............................         158,578                    195,014
Credit card.........................         965,354                  1,195,944
Other consumer loans................       1,580,461                  1,747,027
                                         -----------                -----------
                                         100,372,503                 75,684,795
Net deferred loan costs.............         458,692                    347,691
Allowance for loan losses...........      (2,105,367)                (1,562,427)
                                         -----------                -----------
                                          98,725,828                 74,470,059
                                         ===========                ===========


         Commercial loans on non-accrual status at December 31, 2000 and 1999 were approximately $424,000 and $418,000, respectively. Consumer loans in arrears three months or more were approximately $117,000 and $103,000 at December 31, 2000 and 1999, respectively. Interest income that would have been recorded if the loans had been performing in accordance with their original terms was $19,000 and $65,000 during the years ended December 31, 2000 and 1999.

         Certain directors and executive officers of the Company were customers of and had other transactions with the Company in the ordinary course of business. Loans to these parties were made under normal credit terms, including interest rate and collateralization. The aggregate of these loans was less than 1% of total stockholders' equity at December 31, 2000 and 1999.

(6)      ALLOWANCE FOR LOAN LOSSES

         The activity in the allowance for loan losses is as follows:


                                                      YEARS ENDED DECEMBER 31,
                                                      ------------------------
                                             20000              1999               1998
                                             -----              ----               ----
Balance at beginning of period........    $1,941,157         $1,727,052         $1,371,963
Provision for loan losses.............       900,000            499,800            500,000
Charge-offs...........................      (156,190)          (372,151)          (175,372)
Recoveries............................        37,307             86,456             30,461
                                          ----------         ----------         ----------
Balance at end of period..............    $2,722,274         $1,941,157         $1,727,052
                                          ==========         ==========         ==========


(7)      MORTGAGE SERVICING RIGHTS

         Mortgage servicing rights as of December 31, 2000 and 1999 consist of the following:


                                                              DECEMBER 31,
                                                              ------------
                                                      2000                    1999
                                                      ----                    ----
Mortgage Servicing Rights..................       $ 2,067,692             $ 2,189,955
Less-Mortgage servicing rights sold........        (1,955,816)                     --
Less-Accumulated amortization..............          (111,876)               (170,965)
                                                  -----------             -----------
                                                  $        --             $ 2,018,990
                                                  -----------             -----------

         Warwick Savings capitalized originated mortgage servicing rights of $48,702 and $726,452 for the years ended December 31, 2000 and 1999, respectively. In September 2000, Warwick Savings made a strategic decision to exit the mortgage loan servicing business by contracting to sell all of its rights to service mortgage loans held for other investors and by transferring the servicing of its own mortgage portfolio loans to an outside vendor. The gain realized from this sale was $1,238,991.

(8)      BANK PREMISES AND EQUIPMENT

         A summary of bank premises and equipment at December 31, 2000 and 1999 follows:


                                                              DECEMBER 31,
                                                              ------------
                                                     2000                       1999
                                                     ----                       ----
Land.....................................        $ 2,019,952                $ 2,017,296
Buildings and improvements...............          5,512,445                  5,194,862
Equipment................................          3,631,886                  4,270,043
Furniture and fixtures...................            903,386                    998,578
                                                  ----------                 ----------
                                                  12,067,669                 12,480,779
Less-Accumulated depreciation............         (4,447,402)                (4,691,758)
                                                 -----------                -----------
                                                 $ 7,620,267                $ 7,789,021
                                                 ===========                ===========


(9)      DEPOSITOR ACCOUNTS

         Deposit account balances and stated interest rates at December 31, 2000 and 1999 are summarized as follows:


                                            DECEMBER 31, 2000          DECEMBER 31, 1999
                                            -----------------          -----------------
                                          STATED        ACCOUNT       STATED      ACCOUNT
                                           RATES       BALANCES       RATES       BALANCES
                                           -----       --------       -----       --------
Demand checking accounts...............        --%   $ 38,877,265          --%  $ 39,722,555
Negotiable order of withdrawal accounts
     (NOW)............................. 1.00-5.51      31,438,621   1.00-2.00     24,975,864
Savings accounts....................... 1.70-5.53      91,768,056   2.00-3.25     84,671,559
Money market accounts.................. 1.75-6.32      63,155,889   1.75-5.22     44,478,964
Time certificates...................... 4.60-6.80     102,925,796   4.18-6.25     89,223,439
Brokered certificates of deposit.......      7.50      19,965,000                         --
                                                     ------------               ------------
Total deposits.........................              $348,130,627               $283,072,381
                                                     ============               ============


         Time certificate balances at December 31, 2000 and 1999 are summarized by remaining period to contractual maturity as follows:


                                                                    DECEMBER 31,
                                                                    ------------
                                                             2000                 1999
                                                             ----                 ----
Under one year......................................     $ 87,525,830         $ 74,926,774
One year to under three years.......................       15,088,399           12,734,402
Three years and over................................       20,276,567            1,562,263
                                                         ------------         ------------
                                                         122,890,796            89,223,439
                                                         ============         ============

         The aggregate amount of time certificates in denominations of $100,000 or more was approximately $20,524,500 and $11,546,000 at December 31, 2000 and 1999, respectively.

(10)     INCOME TAXES

         Provision for income taxes is comprised of the following:


                                                     YEARS ENDED DECEMBER 31,
                                                     ------------------------
                                           2000                1999                1998
                                           ----                ----                ----
Current:
     Federal.......................   $  2,056,108        $  1,643,306        $  1,942,208
     State.........................        311,190             429,423             781,612
                                      ------------        ------------        ------------
                                         2,367,298           2,072,729           2,723,820
                                      ------------        ------------        ------------
Deferred:
     Federal.......................       (190,922)             (9,721)             87,431
     State.........................        (19,801)              3,001            (281,381)
                                      ------------        ------------        ------------
                                          (210,723)             (6,720)           (193,950)
                                      ------------        ------------        ------------
                                      $  2,156,575        $  2,066,009        $  2,529,870
                                      ============        ============        ============

         The tax effects of temporary differences that give rise to Warwick Savings' deferred tax assets and deferred tax liabilities, on a combined basis, for federal and state tax purposes at December 31, 2000 and 1999, are as follows:


                                                                      DECEMBER 31,
                                                                      ------------
                                                                2000               1999
                                                                ----               ----
                                                                     (000'S OMITTED)
Deferred tax assets:
                Charitable contribution benefit..........      $  381            $  228
                Allowance for loan losses................       1,084               796
                State net operating loss.................          98                36
                Accrued post-retirement benefits.........         774               727
                Net unrealized loss on securities
                  available-for-sale.....................       1,673             4,671
                Other deductible temporary differences...         251               290
                                                               ------            ------
                      Total gross deferred tax assets....       4,261             6,748
                                                               ------            ------
 Deferred tax liabilities:
                Bad debt reserves for income tax
purposes in excess of the
                     base-year reserves..................         178                82
                Other taxable temporary differences               205                89
                                                               ------            ------
                      Total gross deferred tax
                        liabilities......................         383               171
                                                               ------            ------
                      Deferred tax asset valuation
                        reserve..........................          98                36
                                                               ------            ------
                      Net deferred tax asset (included in
                        other assets) after valuation
                        reserve...........................     $3,780            $6,541
                                                               ======            ======


         The provision for income taxes differs from that computed at the federal statutory rate as follows:


                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                       2000             1999             1998
                                                       ----             ----             ----
Tax at federal statutory rate...................   $2,232,721        $1,770,956       $2,091,444
State taxes, net of federal income tax benefit..      192,317           285,400          330,152
Other...........................................     (268,463)            9,653          108,274
                                                   ----------        ----------       ----------
                  Total income tax expense......   $2,156,575        $2,066,009       $2,529,870
                                                   ==========        ==========       ==========
Effective rate..................................        32.84%            39.66%           41.13%


         As a thrift institution, Warwick Savings is subject to special provisions in the federal and New York State tax laws regarding its allowable tax bad debt deductions and related tax bad debt reserves. These deductions historically have been determined using methods based on loss experience or a percentage of taxable income. Tax bad debt reserves are maintained for qualifying real property loans and for non- qualifying loans in amounts equal to the excess of allowable deductions over actual bad debt losses and other reserve reductions. A supplemental reserve is also maintained. The qualifying and non-qualifying loan reserves consist of a defined base-year amount, plus additional amounts ("excess reserves") accumulated after the base year. SFAS No. 109, "Accounting for Income Taxes," requires recognition of deferred tax liabilities with respect to such excess reserves, as well as any portion of the base-year amount or the supplemental reserve which is expected to become taxable (or "recaptured") in the foreseeable future.

         Certain amendments to the federal tax bad debt provisions were enacted in July 1996. The federal amendments include elimination of the percentage-of-taxable-income method for tax years beginning after December 31, 1995 and imposition of a requirement to recapture into taxable income (over a six-year period) the qualifying and non-qualifying loan reserves in excess of the base-year amounts. However, such recapture requirements were suspended for each of the two successive taxable years beginning January 1, 1996 in which Warwick Savings originates a minimum amount of certain residential loans during such years that is not less than the average of the principal amounts of such loans made by Warwick Savings during its six taxable years preceding January 1, 1996. Warwick Savings previously established, and will continue to maintain, a deferred tax liability with respect to such excess federal reserves.

         In accordance with SFAS No. 109, deferred tax liabilities have not been recognized with respect to the base-year and supplemental reserves, since Warwick Savings does not expect that these amounts will become taxable in the foreseeable future. Under the tax laws as amended, events that would result in taxation of these reserves include: (i) reductions in the reserves for purposes other than tax bad debt losses, (ii) failure of Warwick Savings to maintain a specified qualifying-assets ratio or meet other thrift definition tests for New York State tax purposes and (iii) certain stock redemptions, partial or complete liquidation or distribution in excess of post-1951 earnings and profits. The reserve balance of $4,713,000 at December 31, 1987 has not been subject to deferred taxes.

(11)     BENEFIT PLANS

         PENSION PLAN. All eligible employees of the Company are included in a noncontributory defined benefit pension plan ("Pension Plan") administered by Actuarial Pension Analysts, Inc. Under the terms of the Pension Plan, participants vest 100% upon completion of five years of service as defined in the plan document. Warwick Savings' policy is to fund the consulting actuary's recommended contribution. Assets of the Pension Plan are invested in various debt and equity securities.

         The following table sets forth the Pension Plan's change in benefit obligation:


                                                                         DECEMBER 31,
                                                                         ------------
                                                                  2000                  1999
                                                                  ----                  ----
Benefit obligation at beginning of period.................     $5,417,962           $5,620,387
Service cost..............................................        347,379              387,796
Interest cost.............................................        411,688              360,132
Increase/(decrease) due to change in assumptions..........        710,031             (802,859)
Benefits paid.............................................       (144,550)            (147,494)
                                                               ----------           ----------
Benefit obligation at end of period.......................     $6,742,510           $5,417,962
                                                               ==========           ==========

         The following table sets forth the Pension Plan's change in plan assets:


                                                                          DECEMBER 31,
                                                                          ------------
                                                                   2000                  1999
                                                                   ----                  ----
Fair value of plan assets at beginning of period..........     $7,082,981            $5,487,147
Actual return on plan assets..............................      1,469,594             1,640,672
Benefits paid.............................................       (168,980)             (147,494)
Actual contributions......................................             --               102,656
                                                               ----------            ----------
Fair value of plan assets at end of period................     $8,383,595            $7,082,981
                                                               ==========            ==========

Funded status.............................................     $1,641,086            $  862,160
Unrecognized prior service cost...........................        (23,691)              (30,225)
Unrecognized actuarial (gain) loss........................     (1,839,618)             (935,582)
                                                               ----------            ----------
Prepaid/(accrued) cost....................................     $ (222,223)           $ (103,647)
                                                               ==========            ==========


                                                           YEARS ENDED DECEMBER 31,
                                            -------------------------------------------------------
                                                   2000              1999              1998
                                                   ----              ----              ----
Net pension cost includes the following
components:
           Service costs-- benefits earned
             during the
               period......................     $347,379          $387,796           $356,616
           Interest cost on projected
               benefit obligation..........      411,688           360,132            319,892
           Actual return on assets.........     (560,375)         (432,580)          (430,886)
           Amortization of unrecognized
             (gain)........................      (73,582)               --                 --
           Amortization of transition
             assets........................           --                --            (12,743)
           Amortization of prior service
             cost..........................       (6,534)           (6,534)           (6,534)
                                                --------          --------           -------
               Net pension cost............      118,576           308,814           226,345
                                                ========          ========           =======

Major assumptions utilized as follows:
           Discount rate...................         7.00%             6.50%             6.50%
           Rate of increase in
             compensation levels...........         5.50              5.50              5.50
           Expected long-term rate of
             return on plan assets.........         8.00              8.00              8.00


         POSTRETIREMENT BENEFITS OTHER THAN PENSIONS. Warwick Savings also provides postretirement health care (medical and dental) benefits and life insurance benefits to certain retirees if they meet certain age and length of service requirements prior to retirement. For retirees who retired after April 24, 1996, the continuation of such benefits is conditioned upon the retiree contributing a portion of the cost of such benefits. For retirees who have retired before April 25, 1996, such benefits are not conditioned upon retiree contributions.

         At December 31, 2000 and 1999, the actuarial and accrued liabilities for postretirement health care and life insurance benefits were as follows:


                                                                           DECEMBER 31,
                                                                           ------------
                                                                     2000               1999
                                                                     ----               ----
Accumulated Postretirement Benefit Obligation (APBO):
APBO at beginning of period..................................    $1,402,359         $1,486,197
               Service cost..................................       116,373             88,845
               Interest cost.................................       123,293            104,546
               Actuarial loss/(gain).........................       228,207           (275,935)
               Benefits paid.................................       (32,366)            (1,294)
                                                                 ----------         ----------
               APBO at end of period.........................    $1,837,866         $1,402,359
                                                                 ==========         ==========

Funded status:
               Funded status.................................    $1,837,866         $1,402,359
               Unrecognized net actuarial loss...............       114,790            370,512
               Accrued postretirement benefit cost...........    $1,952,656         $1,772,871
                                                                 ==========         ==========
               Effect of 1% increase in health care cost
               trend rate--accumulated postretirement
               benefit obligation............................       275,059            223,546
                                                                 ==========         ==========
               Effect of 1% decrease in health care cost
               trend rate--accumulated postretirement
               benefit obligation............................       211,514            170,223
                                                                 ==========         ==========

         Net periodic postretirement benefit cost is included in the following components:


                                                                  YEARS ENDED DECEMBER 31,
                                                                  ------------------------
                                                            2000            1999               1998
                                                            ----            ----               ----
Service cost-- benefits attributed to service during
period...............................................     $116,373        $ 88,845         $ 63,209
Interest cost on APBO................................      123,293         104,546           91,391
Amortization of prior service cost...................           --              --          (35,240)
Amortization of (gains) losses.......................      (11,984)        (11,952)           4,904
                                                          --------        --------         --------
Net periodic postretirement benefit cost.............     $227,682        $181,439         $124,264
                                                          ========        ========         ========


         The accumulated postretirement benefit obligation was determined using the projected unit cost method, as required by SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pension," and a discount rate of 7.26% in 2000 and 7.71% in 1999. The assumed rate of increase in future health care costs was 8.00% in 2000 and 8.50% in 1999, gradually decreasing to 5.0% in the year 2006 and remaining at that level thereafter.

         401(K) PLAN. The Company has a 401(k) plan (the "401(k) Plan") covering full-time employees who satisfy the eligibility requirements and elect to participate in the 401(k) Plan. The 401(k) Plan provides for employer matching contributions subject to a specified maximum. Amounts charged to operations for the years ended December 31, 2000, 1999 and 1998 were $116,689, $105,411 and
$80,648, respectively.

         BENEFIT RESTORATION PLAN. Warwick Savings adopted the Benefit Restoration Plan of The Warwick Savings Bank ("BRP") to provide certain designated employees with the benefits that would be due to such employees under the Pension Plan, the 401(k) Plan and the ESOP if such benefits were not limited under the Internal Revenue Code. Expense related to the BRP included in the consolidated statements of income is $107,303, $168,255 and $168,601 for the years ended December 31, 2000, 1999 and 1998, respectively.

         EMPLOYEE STOCK OWNERSHIP PLAN. The Company has established an ESOP for eligible employees. Generally, full-time employees of the Company or Warwick Savings who have been credited with at least 1,000 hours during a twelve-month period are eligible to participate.

         The ESOP borrowed $8,509,774 at an interest rate of 8.00% from the Company and used the funds to purchase 528,523 shares of the Company's common stock in connection with Warwick Savings' conversion to stock form. Generally, the loan is repaid principally from Warwick Savings' discretionary contributions to the ESOP over a 10-year period. At December 31, 2000 and 1999 the loan had an outstanding balance of $5,619,940 and $6,445,135, respectively. Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is paid. Contributions to the ESOP and shares released from the loan collateral in an amount proportional to the repayment of the ESOP loan are allocated among participants on the basis of compensation, as described in the plan, in the year of allocation. Benefits generally become 100% vested after seven years of vesting service and are immediately vested on death, retirement or disability. In addition, in the event of a change in control, as defined in the plan, any unvested portion of benefits shall vest immediately. Forfeitures are used to reduce employer contributions. Benefits are payable upon death, retirement, disability, or separation from service based on vesting status and share allocations made.

         As of December 31, 2000 and 1999, 51,195 and 52,852 shares, respectively, were allocated to participants and none were committed to be released. As shares are released from collateral, the shares become outstanding for earnings per share computations. As of December 31, 2000, the fair market value of the 348,825 unearned shares in the ESOP was $4,621,931.

         RECOGNITION AND RETENTION PLAN. The Company maintains the RRP. The RRP acquired an aggregate of 264,261 shares of the Company's common stock in open market purchases, which have been awarded to eligible directors, directors emeritus, officers and employees of the Company. Such awards represent deferred compensation and have been accounted for as a reduction of stockholders' equity. Awards generally vest at a rate of 20% per year, commencing one year from the date of award. Awards become 100% vested upon termination of service due to death or disability, or retirement or upon a change of control of the Company.

         The Company recorded expense for the ESOP and RRP of $1,228,753, $1,179,232 and $807,636, respectively, for the years ended December 31, 2000, 1999 and 1998, which is included in salary and employee benefits in the consolidated statements of income.

         STOCK OPTION PLAN. The Company maintains the Stock Option Plan and under the Stock Option Plan, stock options (which generally expire ten years from the date of grant) have been granted to eligible employees, directors and officers of the Company and Warwick Savings. Each option entitles the holder to purchase one share of the Company's common stock at an exercise price equal to the fair market value of the stock at the date of grant. Options generally become exercisable at a rate of 20% per year, commencing one year from the date of grant. However, all options become 100% exercisable upon termination of service due to death, disability or retirement or upon a change of control of the Company.

         The following table presents options granted, exercised or expired:


                                                                 YEARS ENDED DECEMBER 31,
                                                                 ------------------------
                                               2000                         1999                        1998
                                               ----                         ----                        ----
                                                  OPTION PRICE                 OPTION PRICE               OPTION PRICE
                                      SHARES       PER SHARE        SHARES       PER SHARE      SHARES      PER SHARE
                                      ------       ---------        ------       ---------      ------      ---------
Balance, beginning of year.........  561,552       $       17.00    561,552     $    17.00         --             --
Options granted....................   62,664               10.13         --             --      561,552       $ 17.00
Options exercised..................       --                  --         --             --           --            --
Options expired or terminated......    1,000               17.00         --             --           --            --
                                     -------       -------------   --------     ----------      -------       -------
Balance, at end of year............  623,216       $10.13-$17.00    561,552     $    17.00      561,552       $ 17.00
                                     -------       -------------   --------     ----------      -------       -------


         223,621 options are currently exercisable. The fair value of each option was estimated on the date granted using the Black-Scholes option pricing model. The fair value of the options granted in 2000 and 1998 was estimated to be $3.80 and $6.96, respectively. The following weighted-average assumptions were used for grants in 2000 and 1998: risk free interest rate of 6.32% and 5.59%; expected dividend yield of 2.0% and $.08; expected life of seven years; and expected volatility of 29.05% and 25.68%.

         The Company accounts for the Stock Option Plan under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for the Stock Option Plan been determined consistent with FASB Statement No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:


                                                                  YEARS ENDED DECEMBER 31,
                                                                  ------------------------
                                                          2000              1999              1998
                                                          ----              ----              ----
Net Income:    As Reported................           $ 4,410,253         $3,142,686       $3,621,435
               Pro Forma:.................             4,097,581          2,830,014        3,308,763
Basic EPS:     As Reported................                  0.91               0.57             0.60
               Pro Forma..................                  0.84               0.51             0.55


(12)     BORROWED FUNDS AND REPURCHASE AGREEMENTS

         The Company enters into repurchase agreements with a major securities firm and the FHLBNY. The agreements to repurchase assets correspond with the sale of the Company's securities which are treated as financings for financial statement purposes. The securities subject to repurchase agreements are segregated from the portfolio of securities maintained by a third party until maturity of the agreements.

         Information relating to borrowings under repurchase agreements is summarized as follows:


                                                                    YEARS ENDED DECEMBER 31,
                                                                    ------------------------
                                                     2000                     1999                     1998
                                                     ----                     ----                     ----
Average balance during the year...........      $   47,189,107           $   26,779,427           $   25,764,219
Average interest rates during the year....                6.18%                    5.56%                    5.87%
Maximum month-end balance during the year.      $   67,112,000           $   37,375,000           $   27,500,000
Securities underlying agreement at
year-end:
     Amortized cost.......................          21,112,081               34,234,968               35,638,720
     Estimated market value...............          20,741,684               33,238,935               35,925,935

         FHLBNY advances are as follows at December 31, 2000 and 1999:

                                             AVAILABLE          OUTSTANDING           RATE             MATURITY
                                             ---------          -----------           ----             --------
DECEMBER 31, 2000:
Short term-
       Revolving line of credit.........    $54,575,950        $21,600,000            6.60%             Daily
       Repricing line of credit.........     34,575,950                 --              --              Monthly
Long term-


Scheduled repayment of FHLBNY term
loans as of December 31, 2000 are                                  WEIGHTED
as follows:                                      AMOUNT           AVERAGE RATE
                                                 ------           ------------
       Maturing 1 year or less..........     $ 38,200,000            6.24%
       After 1 through 5 years..........       74,000,000            6.27%
       After 5 through 10 years.........       55,000,000            5.61%
                                             ------------            ----
                                             $167,200,000            6.04%
                                             ============



                                             AVAILABLE          OUTSTANDING           RATE             MATURITY
                                             ---------          -----------           ----             --------
DECEMBER 31, 1999:
Short term-
       Revolving line of credit.........   $  38,978,000       $ 30,725,000          5.10%               Daily
       Repricing line of credit.........      21,978,000         14,000,000          5.10                02/07/00
       Repricing line of credit.........                          7,000,000          5.10                02/14/00
Long term-


Scheduled repayment of FHLBNY term
loans as of December 31, 1999 are                                  WEIGHTED
as follows:                                      AMOUNT           AVERAGE RATE
                                                 ------           ------------
      Maturing 1 year or less...........     $ 54,750,000            5.99%
      After 1 through 5 years...........       30,200,000            5.64%
      After 5 through 10 years..........       65,000,000            5.32%
                                             ------------            ----
                                             $149,950,000            5.63%
                                             ============

         FHLBNY advances are made at fixed rates and are collateralized by all FHLBNY stock owned by Warwick Savings in addition to a blanket pledge of eligible assets in an amount required to be maintained so that the estimated fair value of such eligible assets exceeds, at all times, 110% of the outstanding advances.

         As a member of the FHLBNY, Warwick Savings has the availability of two lines of credit for borrowings in the amounts of $54.6 million and $34.6 million, one on an overnight basis and the other on a 30-day term basis. In accordance with the FHLBNY's credit policy , Warwick Savings now has total credit facilities available of nearly $296.6 million, inclusive of the aforementioned amounts, before the delivery of qualifying collateral is required. Additionally, Warwick Savings has other sources of liquidity if the need arises. One source is to borrow up to $5 million from a commercial bank on an unsecured basis and the other is the ability to sell securities under repurchase agreements in an amount up to $10 million from a securities investment company.

(13)     REGULATORY CAPITAL REQUIREMENTS

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

         Quantitative measures established by regulation to ensure capital adequacy require the Company, Warwick Savings and Towne Center to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2000, that the Company, Warwick Savings and Towne Center meet all capital adequacy requirements to which it is subject.

         The most recent notification from the FDIC categorized Warwick Savings as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Warwick Savings must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

         Warwick Savings' actual capital amounts and ratios are presented in the following table:


                                                                                   TO BE WELL CAPITALIZED
                                                           FOR CAPITAL ADEQUACY    UNDER PROMPT CORRECTIVE
                                        ACTUAL                   PURPOSES             ACTION PROVISIONS
                                 ----------------------  -----------------------   -----------------------
                                                               (000'S OMITTED)
                                   AMOUNT       RATIO       AMOUNT        RATIO      AMOUNT       RATIO
                                 ----------  ----------  ------------  ---------   ----------  -----------
 AS OF DECEMBER 31, 2000:
Total Capital
  (to risk weighted assets)....    $58,923      17.16%      $27,471       >8.0%      $34,338      >10.0%
Tier 1 Capital
  (to risk weighted assets)....     56,067      16.33        13,735       >4.0        20,603       >6.0
Tier 1 Capital
  (to average assets)..........     56,067       8.68        25,848       >4.0        32,310       >5.0


                                                                                   TO BE WELL CAPITALIZED
                                                           FOR CAPITAL ADEQUACY    UNDER PROMPT CORRECTIVE
                                        ACTUAL                   PURPOSES             ACTION PROVISIONS
                                 ----------------------  -----------------------   -----------------------
                                                               (000'S OMITTED)
                                   AMOUNT       RATIO       AMOUNT        RATIO      AMOUNT       RATIO
                                 ----------  ----------  ------------  ---------   ----------  -----------
 AS OF DECEMBER 31, 1999:
Total Capital
  (to risk weighted assets)....    $56,933      18.34%      $24,837       >8.0%      $31,046      >10.0%
Tier 1 Capital
  (to risk weighted assets)....     54,629      17.60        12,418       >4.0        18,628       >6.0
Tier 1 Capital
  (to average assets)..........     54,629       9.38        23,291       >4.0        29,114       >5.0

         Towne Center's actual capital amounts and ratios are presented in the following table:


                                                                                   TO BE WELL CAPITALIZED
                                                           FOR CAPITAL ADEQUACY    UNDER PROMPT CORRECTIVE
                                        ACTUAL                   PURPOSES             ACTION PROVISIONS
                                 ----------------------  -----------------------   -----------------------
                                                               (000'S OMITTED)
                                   AMOUNT       RATIO       AMOUNT        RATIO      AMOUNT       RATIO
                                 ----------  ----------  ------------  ---------   ----------  -----------
 AS OF DECEMBER 31, 2000:
Total Capital
  (to risk weighted assets)....    $ 9,185      51.72%      $ 1,421       >8.0%      $ 1,776      >10.0%
Tier 1 Capital
  (to risk weighted assets)....      9,026      50.83           710       >4.0         1,065       >6.0
Tier 1 Capital
  (to average assets)..........      9,026      36.35           993       >4.0         1,242       >5.0

                                                                                   TO BE WELL CAPITALIZED
                                                           FOR CAPITAL ADEQUACY    UNDER PROMPT CORRECTIVE
                                        ACTUAL                   PURPOSES             ACTION PROVISIONS
                                 ----------------------  -----------------------   -----------------------
                                                               (000'S OMITTED)
                                   AMOUNT       RATIO       AMOUNT        RATIO      AMOUNT       RATIO
                                 ----------  ----------  ------------  ---------   ----------  -----------
 AS OF DECEMBER 31, 1999:
Total Capital
  (to risk weighted assets)....    $ 5,728     211.83%      $   216       >8.0%      $   270      >10.0%
Tier 1 Capital
  (to risk weighted assets)....      5,728     211.83           108       >4.0           162       >6.0
Tier 1 Capital
  (to average assets)..........      5,728      87.72           261       >4.0           327       >5.0

         The Company's actual capital amounts and ratios are presented in the following table:



                                                                                   TO BE WELL CAPITALIZED
                                                           FOR CAPITAL ADEQUACY    UNDER PROMPT CORRECTIVE
                                        ACTUAL                   PURPOSES             ACTION PROVISIONS
                                 ----------------------  -----------------------   -----------------------
                                                               (000'S OMITTED)
                                   AMOUNT       RATIO       AMOUNT        RATIO      AMOUNT       RATIO
                                 ----------  ----------  ------------  ---------   ----------  -----------
 AS OF DECEMBER 31, 2000:
Total Capital
  (to risk weighted assets)....    $78,187      21.63%      $28,912       >8.0%      $36,140      >10.0%
Tier 1 Capital
  (to risk weighted assets)....     75,213      20.81        14,456       >4.0        21,684       >6.0
Tier 1 Capital
  (to average assets).........      75,213      11.76        25,592       >4.0        31,990       >5.0



                                                                                   TO BE WELL CAPITALIZED
                                                           FOR CAPITAL ADEQUACY    UNDER PROMPT CORRECTIVE
                                        ACTUAL                   PURPOSES             ACTION PROVISIONS
                                 ----------------------  -----------------------   -----------------------
                                                               (000'S OMITTED)
                                   AMOUNT       RATIO       AMOUNT        RATIO      AMOUNT       RATIO
                                 ----------  ----------  ------------  ---------   ----------  -----------
 AS OF DECEMBER 31, 1999:
Total Capital
  (to risk weighted assets)....    $75,168      24.58%      $24,462       >8.0%      $30,578      >10.0%
Tier 1 Capital
  (to risk weighted assets)....     73,214      23.94        12,231       >4.0        18,347       >6.0
Tier 1 Capital
  (to average assets)..........     73,214      12.67        23,122       >4.0        28,902       >5.0


(14)     COMMITMENTS AND CONTINGENCIES

         LEASE COMMITMENTS. Rental expense included in the statements of income was approximately $340,000, $149,000, and $219,000 for the years ended December 31, 2000, 1999 and 1998, respectively. In 1993, Warwick Savings entered into an agreement with a company to provide data processing services.
Such agreement expires in April 2005. The commitment for future payments fluctuates with the level of service provided. The costs incurred in connection with this agreement are included in data processing expenses in the accompanying statements of income.

         In 1999, Towne Center entered into an agreement with a company to provide data processing services. Such agreement expires in December 2004. The commitment for future payments fluctuates with the level of services provided. The costs incurred in connection with this agreement are included in data processing expenses in the accompanying statement of income.

         The Company leases certain branches and equipment under various noncancelable operating leases. The future minimum payments by years and the aggregate under all significant noncancelable operating leases with initial or remaining terms of one year or more are as follows:

                 YEAR ENDING DECEMBER 31:

                        2001......................     $1,030,048
                        2002......................        930,473
                        2003......................        895,430
                        2004......................        900,151
                        2005 and thereafter.......      2,034,531
                                                       ----------
                        Total.....................     $5,790,633
                                                       ==========

         LOAN COMMITMENTS. Loan commitments and unused lines of credit as of December 31, 2000 are as follows (with comparative totals as of December 31, 1999):


                                                COMMITMENTS TO               UNUSED
                                               ORIGINATE LOANS          LINES OF CREDIT               TOTAL
                                               ---------------          ---------------               -----
Mortgage loans............................       $ 27,139,278             $         --             $ 27,139,278
Construction loans........................         15,901,908                       --               15,901,908
Commercial loans..........................         11,746,342               13,715,483               25,461,825
Other loans...............................         10,654,442                       --               10,654,442
                                                 ------------             ------------             ------------
Total as of December 31, 2000.............       $ 65,441,970             $ 13,715,483             $ 79,157,453
                                                 ============             ============             ============
Total as of December 31, 1999.............       $ 70,862,749             $  9,182,202             $ 80,044,951
                                                 ============             ============             ============

         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since commitments may expire, the total commitment amounts do not necessarily represent future cash requirements.

         Warwick Savings' exposure to credit loss in the event of nonperformance by the other party to the loan commitments is represented by their contractual amount. Warwick Savings controls the credit risk of loan commitments through credit approvals, limits and monitoring procedures. The amount of collateral obtained, if deemed necessary, is based on management's credit evaluation of the borrower.

         CONCENTRATION OF CREDIT RISK. Warwick Savings grants residential mortgage loans, construction loans, commercial loans and consumer loans to customers located primarily in Orange County, New York and the surrounding counties of Rockland and Dutchess in New York. Towne Center grants commercial loans and consumer loans to customers located primarily in Bergen County and Essex County, New Jersey. The borrowers' ability to repay loan principal and accrued interest is dependent upon, among other things, the economic conditions prevailing in Warwick Savings and Towne Center's lending area.

         HEDGING. In the normal course of business, Warwick Savings uses off-balance sheet financial instruments primarily as part of mortgage banking hedging strategies. Such instruments generally include put options purchased and forward commitments to sell mortgage loans. As a result of interest rate fluctuations, these off-balance sheet financial instruments will develop unrealized gains or losses that mitigate changes in the underlying hedged portion of the balance sheet. When effectively used, these off- balance sheet financial instruments are designed to moderate the impact on earnings as interest rates move up or down.

         LITIGATION. Warwick Savings and Towne Center are involved in legal proceedings incurred in the normal course of business. In the opinion of management, none of these proceedings are expected to have a material effect on the consolidated financial position or results of operations of Warwick Savings or Towne Center.

(15)     DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS

         The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

         CASH AND DUE FROM BANKS AND FEDERAL FUNDS SOLD. For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

         ACCRUED INTEREST AND FHLBNY STOCK. The carrying amount is a reasonable estimate of fair value.

         SECURITIES. Fair values for securities are based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

         LOANS, NET. For certain homogeneous categories of loans, such as some residential mortgages and other consumer loans, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. For other loan types, fair value is based on the credit and interest rate characteristics of individual loans. These loans are stratified by type, maturity, interest rate, underlying collateral where applicable, and credit quality ratings. Fair value is estimated by discounting scheduled cash flows through estimated maturities using discount rates which in management's opinion best reflect current market interest rates that would be charged on loans with similar characteristics and credit quality. Credit risk concerns are reflected by adjusting cash flow forecasts, by adjusting the discount rate or by adjusting both.

         DEPOSITOR ACCOUNTS. The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

         BORROWED FUNDS. The estimated fair value of FHLBNY advances and borrowings under repurchase agreements is based on the discounted value of their contractual cash flows. The discount rate used in the present value computation is estimated by comparison to the current interest rates charged by the FHLBNY and other major securities firms for borrowings of similar remaining maturities.

         MORTGAGE ESCROW FUNDS. The carrying amount is a reasonable estimate of fair value.

         The following is a summary of the carrying values and estimated fair values of the Company's financial assets and liabilities at December 31, 2000 and 1999:


                                              DECEMBER 31, 2000                DECEMBER 31, 1999
                                              -----------------                -----------------
                                         CARRYING                          CARRYING
                                           VALUE        FAIR VALUE           VALUE         FAIR VALUE
                                           -----        ----------           -----         ----------
                                                                 (000'S OMITTED)
Financial assets:
Cash on hand and in banks.............   $ 15,236        $ 15,236          $ 22,209         $ 22,209
Federal funds sold....................         --              --             7,665            7,665
Securities............................    149,513         149,533           186,490          186,482
Loans, net............................    432,198         436,540           349,321          329,849
Accrued interest receivable...........      3,359           3,359             3,216            3,216
Federal Home Loan Bank stock..........     13,252          13,252            11,752           11,752

Financial liabilities:
Demand, NOW, statement savings and
passbook, and money market accounts...   $225,240        $225,240          $193,849         $193,849
Time certificate accounts.............    122,891         123,221            89,223           89,325
Mortgage escrow funds.................      2,452           2,452             1,488            1,488
Borrowed funds........................    205,645         205,631           239,050          235,531
Accrued interest payable..............      1,452           1,452             1,574            1,574

(16)     WARWICK COMMUNITY BANCORP, INC. -- PARENT COMPANY ONLY FINANCIAL
         STATEMENTS

         The following statements of financial condition as of December 31, 2000 and 1999, and the related statements of income and cash flows for each of the years in the three year period ended December 31, 2000 and 1999, reflect the Company's investment in Warwick Savings and Towne Center, using the equity method of accounting.

                                         STATEMENTS OF FINANCIAL CONDITION


                                                                            DECEMBER 31,
                                                                            ------------
                                                                    2000                    1999
                                                                    ----                    ----
                                                                (000'S OMITTED EXCEPT SHARE AMOUNTS)
                          ASSETS
Assets:
     Cash and cash equivalents.............................     $   2,370               $   1,514
     Investment securities available-for-sale..............         1,748                   3,622
     Accrued interest receivable...........................            13                      13
Fixed assets...............................................             3                      --
Other assets...............................................         1,095                     894
     ESOP loan to the trustee of the ESOP..................         5,620                   6,445
     Investment in subsidiaries............................        62,516                  54,182
                                                                ---------              ----------
         Total assets......................................     $  73,365              $   66,670
                                                                =========              ==========

           LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Other liabilities.....................................     $     134              $       42
     Income taxes payable..................................           650                      56
                                                                ---------              ----------
         Total liabilities.................................           784                      98
                                                                ---------              ----------
 Stockholders' equity:
     Preferred stock, $.01 par value;
         5,000,000 shares authorized; none issued..........            --                      --
     Common stock, $.01 par value; 15,000,000 shares
          authorized, 6,606,548 shares issued; 5,333,076
          and 5,639,290 shares outstanding in 2000 and
          1999, respectively...............................            66                      66
     Additional paid-in capital............................        63,039                  62,978
     Retained earnings - subject to restrictions...........        35,774                  32,430
     Accumulated other comprehensive income (loss), net....        (2,508)                 (6,832)
     Less - Unallocated common stock held by ESOP..........        (5,720)                 (6,515)
     Less - Unearned common stock held by RRP..............        (2,371)                 (3,263)
     Treasury stock (1,273,472 and 967,258 shares).........       (15,699)                (12,292)
                                                                ---------              ----------
         Total stockholders' equity........................        72,581                  66,572
                                                                ---------              ----------
         Total liabilities and stockholders' equity........     $  73,365              $   66,670
                                                                =========              ==========

                                               STATEMENTS OF INCOME


                                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                                          --------------------------------
                                                                       2000              1999             1998
                                                                       ----              ----             ----
                                                                                   (000'S OMITTED)
Interest income:
   ESOP loan to the trustee of the ESOP........................    $      519        $      584       $      641
   Investment securities.......................................           114               152              187
                                                                   ----------        ----------       ----------
          Total interest income................................           633               736              828
   Interest expense............................................            --                --               --
                                                                   ----------        ----------       ----------
        Net interest income before provision for loan losses...           633               736              828
                                                                   ----------        ----------       ----------
   Provision for loan losses...................................            --                --               --
                                                                   ----------        ----------       ----------
        Net interest income after provision for loan losses....           633               736              828
                                                                   ----------        ----------       ----------


   Non-interest income:
        Gain on sale of investment securities..................           579               137              28
         Other income..........................................           --                  8              --
                                                                   ----------        ----------       ----------
                                                                          579               145              28
                                                                   ----------        ----------       ---------
   Non-interest expense........................................           494               695              255
                                                                   -----------       ----------       ----------
   Income before provision for income taxes and
           undistributed earnings of subsidiary banks..........           718               186              601

   Equity in undistributed earnings of subsidiary banks........         4,027             3,093            3,339
   Income tax expense .........................................           335               136              319
                                                                   ----------        ----------       ----------
          Net income...........................................    $    4,410        $    3,143       $    3,621
                                                                   ==========        ==========       ==========

                                             STATEMENTS OF CASH FLOWS


                                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                                          --------------------------------
                                                                      2000              1999              1998
                                                                      ----              ----              ----
                                                                                   (000'S OMITTED)
Cash flows from operating activities:
   Net income.................................................    $   4,410         $   3,143         $   3,621
   Adjustments to reconcile net income to net cash
      provided by operating activities--
       Undistributed earnings of subsidiary banks.............       (4,027)           (3,093)           (3,339)
       Gain on sale of securities.............................         (579)             (137)              (28)
(Increase) decrease in assets--
       Accrued interest receivable ...........................           --                --               (13)
       Other assets...........................................         (201)              (50)              (51)
Increase (decrease) in liabilities--
       Other liabilities......................................           92                42                --
       Income taxes payable...................................          594              (191)              247
                                                                  ---------         ---------         ---------
          Net cash provided by (used in) operating activities.          289               286               437
                                                                  ---------         ---------         ---------

Cash flows from investing activities:
   Investment in 99.8% of the outstanding stock of Towne
Center, net...................................................           --            (5,747)               --
   Dividend from Warwick Savings..............................        5,200             1,000                --
   Capital contribution to Towne Center.......................       (3,770)               --                --
   Purchases of securities available-for-sale.................         (281)             (641)           (6,321)
   Proceeds from sale of securities available-for-sale........        3,483               992             1,782
   Purchase of fixed assets, net..............................           (2)               --                --
                                                                  ---------         ---------         ---------
          Net cash used in investing activities...............        4,630            (4,396)           (4,539)
                                                                  ---------         ---------         ---------

Cash flows from financing activities:
   (Increase) decrease in ESOP loan receivable................          825               719              (793)
   Purchase of treasury stock.................................       (3,407)          (12,292)               --
   Dividends paid on common stock.............................       (1,481)           (1,172)             (545)
                                                                  ---------         ---------         ---------
          Net cash used in financing activities...............       (4,063)          (12,745)           (1,338)
                                                                  ---------         ---------         ---------
          Net decrease in cash and cash equivalents...........          856           (17,427)           (5,440)
Cash and cash equivalents, beginning of year..................        1,514            18,941            24,381
                                                                  ---------         ---------         ---------
Cash and cash equivalents, end of year........................    $   2,370         $   1,514         $  18,941
                                                                  =========         =========         =========

(17)     QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

         The following is a summary of the quarterly results of operations for the years ended December 31, 2000 and 1999:


                                                                         THREE MONTHS ENDED
                                                                         ------------------
                                                                           (000'S OMITTED)
                                                    DECEMBER 31,        SEPTEMBER 30,      JUNE 30,      MARCH 31,
                                                        2000                2000             2000           2001,
                                                        ----                ----             ----           -----
Total interest income...........................     $ 11,913            $ 11,771         $ 11,318        $ 10,628
Total interest expense..........................        6,785               7,041            6,543           5,857
Net interest income.............................        5,128               4,730            4,775           4,771
Provision for loan losses.......................          285                 225              205             185
Non-interest income.............................        1,318               1,841            1,092           1,117
Non-interest expense and provision for income
     taxes......................................        5,170               4,973            4,678           4,641
Net income......................................          991               1,373              984           1,062
Basic earnings per common share.................         0.21               0.28              0.21            0.21
Diluted earnings per common share...............         0.21               0.28              0.21            0.21


                                                                         THREE MONTHS ENDED
                                                                         ------------------
                                                                           (000'S OMITTED)
                                                    DECEMBER 31,        SEPTEMBER 30,      JUNE 30,      MARCH 31,
                                                        1999                1999             1999           2001,
                                                        ----                ----             ----           -----
Total interest income...........................      $ 10,605             $ 9,212         $ 8,161        $ 7,584
Total interest expense..........................         5,307               4,435           3,772          3,437
Net interest income.............................         5,298               4,777           4,389          4,147
Provision for loan losses.......................           125                 125             125            125
Non-interest income.............................           439               1,210             799          1,357
Non-interest expense and provision for income
     taxes......................................         4,924               4,926           4,543          4,380
Net income......................................           688                 936             520            999
Basic earnings per common share.................          0.13                0.17            0.10           0.17
Diluted earnings per common share...............          0.13                0.17            0.10           0.17

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors & Stockholders of
Warwick Community Bancorp, Inc:

         We have audited the accompanying consolidated statements of financial condition of Warwick Community Bancorp, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31,2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Warwick Community Bancorp, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


                                               /s/ Arthur Andersen LLP

New York, New York
February 3, 2001

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 10.          DIRECTORS AND OFFICERS OF THE COMPANY

         The information required by this item appears under the caption "Election of Directors" on pages 5 through 12, inclusive, and under the caption "Compliance with Section 16(a) of the Exchange Act" on pages 24 and 25, inclusive, of the Company's Proxy Statement ("Proxy Statement") for its 2000 Annual Meeting of Shareholders to be held on April 17, 2001 and is incorporated herein by reference.


ITEM 11.          EXECUTIVE COMPENSATION

         The information required by this item appears on pages 16 through 24, inclusive, of the Company's Proxy Statement and is incorporated herein by reference.


ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item appears under the captions "Stock Ownership of Certain Beneficial Owners" on page 3 and "Stock Ownership of Management" on pages 4 and 5, inclusive, of the Company's Proxy Statement and is incorporated herein by reference.


ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item appears under the caption "Transactions with Certain Related Persons" on page 24 of the Company's Proxy Statement and is incorporated herein by reference.


                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                  8-K

(a)       1.      The following consolidated financial statements of the Company and its subsidiaries, and the independent auditors' report thereon, are filed as part of this report:

                           Consolidated Statements of Financial Condition as of December 31, 2000 and December 31, 1999;

                           Consolidated Statements of Income for Each of the Years in the Three-Year Period Ended December 31, 2000;

                           Consolidated Statements of Changes in Stockholders' Equity for Each of the Years in the Three-Year Period Ended December 31, 2000;

                           Consolidated Statements of Cash Flows for Each of the Years in the Three-Year Period Ended December 31, 2000;

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

                  3.1 Certificate of Incorporation of Warwick Community Bancorp, Inc. (1)

                  3.2      Bylaws of Warwick Community Bancorp, Inc., as amended

                  3.3 Purchase and Assumption Agreement, dated December 22, 2000, between The Warwick Savings Bank and Country Bank

                  4.1 Certificate of Incorporation of Warwick Community Bancorp, Inc. (See Exhibit 3.1 hereto)

                  4.2 Bylaws of Warwick Community Bancorp, Inc., as amended (See Exhibit 3.2 hereto)

                  4.3 Restated Organization Certificate of The Warwick Savings Bank (1)

                  4.4      Bylaws of The Warwick Savings Bank, as amended (1)

                  4.5      Stock Certificate of Warwick Community Bancorp, Inc.
                           (1)

                  4.6 Rights Agreement between Warwick Community Bancorp, Inc. and Registrar and Transfer Company dated as of October 17, 2000 (7)

                  4.7      Form of Rights Certificate

                  4.8 Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock of Warwick Community Bancorp, Inc.

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

                  10.20 First Amendment to Employment Agreement by and between Warwick Community Bancorp, Inc. and Arthur W. Budich (4)

                  10.21 First Amendment to Employment Agreement by and between Warwick Community Bancorp, Inc. and Nancy L. Sobotor-Littell (4)

                  10.22 First Amendment to the Stock Option Plan of Warwick Community Bancorp, Inc. (5)

                  10.23 First Amendment to the Recognition and Retention Plan of Warwick Community Bancorp, Inc. (5)

                  10.24 Employment Agreement by and among Warwick Community Bancorp, Inc., The Towne Center Bank and Fred G. Kowal (6)

                  10.25 Employment Agreement by and among Warwick Community Bancorp, Inc., The Towne Center Bank and Lawrence D. Haggerty (6)

                  11.1     Statement re: Computation of per share earnings

                  21.1     Subsidiaries of the Company

                  99.1     Proxy Statement for the 2001 Annual Meeting of
                           Shareholders

---------------------------


(1) Incorporated herein by reference to the Exhibits to the Company's Registration Statement on Form S-1, filed on September 19, 1997, Registration No. 333-36021.

(2) Incorporated herein by reference to the Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1998.

(3) Incorporated herein by reference to the Company's definitive Proxy Statement for the Special Meeting of Shareholders held on June 24, 1998.

(4) Incorporated herein by reference to the Exhibits to the Company's Annual Report on Form 10-K for the transition period from June 1, 1998 to December 31, 1998.

(5) Incorporated herein by reference to the Company's definitive Proxy Statement for the Annual Meeting of Shareholders held on April 20, 1999.

(6) Incorporated herein by reference to the Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(7) Incorporated herein by reference to the Exhibits to the Company's Current Report on Form 8-K dated October 17, 2000 and filed on October 18, 2000.


(b) The Company filed the following reports on Form 8-K during the period covered by this report:

         1. Form 8-K, dated October 18, 2000, announcing the adoption of a shareholder rights plan and the declaration of a dividend of one preferred share purchase right for each share of the Company's common stock.

         2. Form 8-K, dated February 13, 2001, filing a copy of the Company's presentation made at The New York Society of Security Analysts, Inc. on that date.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     WARWICK COMMUNITY BANCORP, INC.



Dated: March 7, 2001                 BY: /s/ Timothy A. Dempsey
                                       -----------------------
                                              Timothy A. Dempsey
                                              Chairman of the Board and
                                              Chief Executive Officer




                                     BY: /s/ Arthur W. Budich
                                       -----------------------
                                              Arthur W. Budich
                                              Senior Vice President, Treasurer
                                              and Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.


Signature                                       Title                                          Date


 /s/ Timothy A. Dempsey                         Chairman of the Board and Chief                March 7, 2001
----------------------------------------------- Executive Officer and Director
Timothy A. Dempsey


 /s/ Ronald J. Gentile                          President and Chief Operating Officer          March 7, 2001
----------------------------------------------- and Director
Ronald J. Gentile


 /s/ Frances M. Gorish                          Director                                       March 7, 2001
-----------------------------------------------
Frances M. Gorish


 /s/ R. Michael Kennedy                         Director                                       March 7, 2001
-----------------------------------------------
R. Michael Kennedy


 /s/ Fred M. Knipp                              Director                                       March 7, 2001
-----------------------------------------------
Fred M. Knipp

                                                Director                                       March 7, 2001
-----------------------------------------------
Emil R. Krahulik


 /s/ Thomas F. Lawrence, Jr.                    Director                                       March 7, 2001
-----------------------------------------------
Thomas F. Lawrence, Jr.


 /s/ John J. Mcdermott III                      Director                                       March 7, 2001
-----------------------------------------------
John J. McDermott III


 /s/ Henry L. Nielsen, Jr.                      Director                                       March 7, 2001
-----------------------------------------------
Henry L. Nielsen, Jr.

                                                Director                                       March 7, 2001
-----------------------------------------------
John W. Sanford III


 /s/ Robert N. Smith                            Director                                       March 7, 2001
-----------------------------------------------
Robert N. Smith