Form 10-Q
period 2001-03-31
WARWICK COMMUNITY BANCORP INC
filed 2001-05-14
CIK 1046209

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2001

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ___________ to _____________

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

                                 (845) 986-2206
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


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


         As of May 1, 2001, there were 5,174,576 shares of the registrant's common stock outstanding.

                                                     FORM 10-Q
                                          WARWICK COMMUNITY BANCORP, INC.
                                                       INDEX
                                                                                                           Page
PART I-- FINANCIAL INFORMATION                                                                            Number
------------------------------                                                                            ------

Item 1.       Financial Statements -- Unaudited

              Consolidated Statements of Financial Condition at
              March 31, 2001 and December 31, 2000                                                            3

              Consolidated Statements of Income for the three months
               ended March 31, 2001 and 2000                                                                  4

              Consolidated Statement of Changes in Equity for
               the three months ended March 31, 2001 and 2000                                                 5

              Consolidated Statements of Cash Flows for the three
               months ended March 31, 2001 and 2000                                                           6

              Notes to Unaudited Consolidated Financial Statements                                          7-9

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                                         10-16

Item 3.       Quantitative and Qualitative Disclosures about Market Risk                                     16

PART II -- OTHER INFORMATION
----------------------------

Item 1.       Legal Proceedings                                                                              17

Item 2.       Changes in Securities                                                                          17

Item 3.       Defaults Upon Senior Securities                                                                17

Item 4.       Submission of Matters to a Vote of Security Holders                                            17

Item 5.       Other Information                                                                              17

Item 6.       Exhibits and Reports on Form 8-K                                                               17

Signature Page                                                                                               18


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

PART I--  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS -- UNAUDITED
           ---------------------------------

                WARWICK COMMUNITY BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)

                                                                     March 31, 2001   December 31, 2000
                                                                     --------------   -----------------
                                                                           (Dollars in thousands)
                            ASSETS
   Cash on hand and in banks .................................          $  14,459           $  15,236
   Securities:
          Available-for-sale, at fair value ..................            178,189             145,818
          Held-to-maturity, at amortized cost (fair value of
   $3,970 at
          March 31, 2001 and $3,715 at December 31, 2000) ....              3,926               3,695
                                                                        ---------           ---------
            Total securities .................................            182,115             149,513
                                                                        ---------           ---------
   Mortgage loans ............................................            334,708             334,090
   Commercial loans ..........................................             79,956              69,921
   Consumer loans ............................................             34,926              30,909
                                                                        ---------           ---------
            Total loans ......................................            449,590             434,920
   Allowance for loan losses .................................             (2,920)             (2,722)
                                                                        ---------           ---------
            Total loans, net .................................            446,670             432,198
                                                                        ---------           ---------
   Accrued interest receivable ...............................              3,390               3,359
   Federal Home Loan Bank stock ..............................             13,252              13,252
   Bank premises & equipment, net ............................              7,482               7,620
   Bank owned life insurance .................................             10,806              10,638
   Other assets ..............................................              9,967               5,983
                                                                        ---------           ---------
            Total assets .....................................          $ 688,141           $ 637,799
                                                                        =========           =========

             LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Deposits:
   NOW and money market ......................................          $ 102,865           $  94,595
   Savings ...................................................             95,860              91,768
   Certificates of deposit ...................................            122,803             122,891
   Non-interest-bearing checking .............................             36,688              38,877
                                                                        ---------           ---------
            Total depositor accounts .........................            358,216             348,131
   Mortgage escrow funds .....................................              2,514               2,452
   Accrued interest payable ..................................              1,556               1,452
   Securities sold under agreements to repurchase ............             16,845              16,845
   Federal Home Loan Bank advances ...........................            227,231             188,800
   Other liabilities .........................................              8,479               7,538
                                                                        ---------           ---------
            Total liabilities ................................            614,841             565,218
                                                                        ---------           ---------

                       STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value; 5,000,000 authorized; none
          issued .............................................               --                  --
   Common stock, $.01 par value; 15,000,000 shares authorized;
          6,606,548 shares issued; 5,174,576 and 5,333,076
          shares outstanding as of March 31, 2001 and
          December 31, 2000, respectively ....................                 66                  66
   Additional paid-in capital ................................             63,053              63,039
   Retained earnings .........................................             36,379              35,774
   Accumulated other comprehensive income(loss), net .........               (283)             (2,508)

   Unallocated ESOP common stock .............................             (5,515)             (5,720)
   Unearned RRP common stock .................................             (2,295)             (2,371)
                                                                        ---------           ---------
                                                                           91,405              88,280
   Treasury stock (1,431,972 and 1,273,472 shares at March 31,
         2001 and December 31, 2000, respectively) ...........            (18,105)            (15,699)
                                                                        ---------           ---------
            Total stockholders' equity .......................             73,300              72,581
                                                                        ---------           ---------
            Total liabilities and stockholders' equity .......          $ 688,141           $ 637,799
                                                                        =========           =========

            SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS.

                WARWICK COMMUNITY BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                              For the Three Months
                                                                 Ended March  31,
                                                                 ----------------
                                                               2001              2000
                                                               ----              ----
                                                         (In thousands, except per share
                                                                     amounts)
Interest Income:
     Interest on mortgage loans .................          $  6,333           $  5,283
     Interest on other loans ....................             2,321              1,753
     Interest and dividends on securities .......             2,881              3,570
     Interest on federal funds sold .............                --                 13
     Interest on short-term money market
       instruments ..............................                14                  9
                                                           --------           --------
           Total interest income ................            11,549             10,628
                                                           --------           --------

Interest Expense:
     Time deposits ..............................             1,727              1,193
     Money market deposits ......................               744                502
     Savings deposits ...........................               793                665
     Mortgagors' escrow deposits ................                20                 24
     Borrowed funds .............................             3,135              3,473
                                                           --------           --------
          Total interest expense ................             6,419              5,857
                                                           --------           --------
          Net interest income ...................             5,130              4,771
                                                           --------           --------

Provision for Loan Losses .......................              (235)              (186)
                                                           --------           --------
     Net interest income after provision for loan
       losses ...................................             4,895              4,585
                                                           --------           --------

Non-Interest Income:
     Service and fee income .....................               833                806
     Gain on securities transactions ............                --                 20
     Net gain on sale of loans ..................               129                 21
     Gain on sale of mortgage servicing rights ..               110                 --
     Other income ...............................               189                270
                                                           --------           --------
          Total non-interest income, net ........             1,261              1,117
                                                           --------           --------

Non-Interest Expense:
     Salaries and employee benefits .............             2,473              2,317
     FDIC insurance .............................                18                 15
     Occupancy ..................................               539                483
     Data processing ............................               254                309
     Advertising ................................                33                 66
     Professional fees ..........................               123                167
     Other ......................................             1,060                762
                                                           --------           --------
          Total non-interest expense ............             4,500              4,119
                                                           --------           --------

     Income before provision for income taxes ...             1,656              1,583
Provision for Income Taxes ......................               568                521
                                                           --------           --------
     Net income .................................          $  1,088           $  1,062
                                                           --------           --------

Weighted Average:
     Common shares ..............................             4,803              4,967
     Dilutive stock options .....................                --                 --
                                                           --------           --------
                                                              4,803              4,967
                                                           ========           ========

Earnings per Share:
     Basic ......................................          $   0.23           $   0.21
                                                           ========           ========
     Diluted ....................................          $   0.23           $   0.21
                                                           ========           ========


            SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS.

                WARWICK COMMUNITY BANCORP, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
                                   (UNAUDITED)

                                                                           Accumulated
                                                                             Other
                                                    Additional            Comprehensive   Unallocated     Unearned
                                         Common     Paid In     Retained  Income(Loss),   Common Stock  Common Stock   Treasury
                                          Stock     Capital     Earnings      net         Held by ESOP   Held by RRP    Stock
                                          -----     -------     --------      ---         ------------   -----------    -----
                                                                               (In thousands)
BALANCE, December 31,1999 ...........   $     66   $ 62,978    $ 32,430    $ (6,832)       $ (6,515)     $ (3,263)    $(12,292)

   Net Income, January 1, 2000
   March 31, 2000 ...................         --         --       1,062          --              --            --           --

   Unrealized depreciation on
   securities available-for-sale,
   net...............................         --         --          --        (398)             --            --           --

   Comprehensive income
   (loss) ...........................         --         --          --          --              --            --

   Purchase of treasury
   stock ............................         --         --          --          --              --            --       (2,777)

   Allocation of ESOP stock .........         --        (57)         --          --             180            --           --

   Cash dividends paid ..............         --         --        (359)         --              --            --           --

   Earned portion of RRP ............         --                     --          --              --           231           --
                                        --------   --------    --------    --------        --------      --------     --------
BALANCE, March 31, 2000 .............   $     66   $ 62,921    $ 33,133    $ (7,230)       $ (6,335)     $ (3,032)    $(15,069)
                                        ========   ========    ========    ========        ========      ========     ========

BALANCE, December 31, 2000 ..........   $     66   $ 63,039    $ 35,774    $ (2,508)       $ (5,720)     $ (2,371)    $(15,699)

   Net Income, January 1, 2001 -
   March 31, 2001 ...................         --         --       1,088          --              --            --           --

   Unrealized appreciation on
   securities available-for-
   sale, net ........................         --         --          --       2,225              --            --           --

   Comprehensive income .............         --         --          --          --              --            --           --

   Purchase of treasury
   stock ............................         --         --          --          --              --            --       (2,406)

   Allocation of ESOP stock .........         --         16          --          --             205            --           --

   Cash dividends paid ..............         --         --        (483)         --              --            --           --

   Outside Director stock
   plan .............................         --         (2)         --          --              --            --           --

   Earned portion of RRP ............         --         --          --          --              --            76           --
                                        --------   --------    --------    --------        --------      --------     --------

BALANCE, March 31, 2001 .............   $     66   $ 63,053    $ 36,379    $   (283)       $ (5,515)       (2,295)     (18,105)
                                        ========   ========    ========    ========        ========      ========     ========

                                        Comprehensive
                                        Income(Loss)
                                        ------------
                                        (In thousands)
BALANCE, December 31,1999 ...........

   Net Income, January 1, 2000
   March 31, 2000 ...................    $  1,062

   Unrealized depreciation on
   securities available-for-sale,
   net...............................        (398)
                                         --------
   Comprehensive income
   (loss) ...........................    $    664
                                         ========
   Purchase of treasury
   stock ............................

   Allocation of ESOP stock .........

   Cash dividends paid ..............

   Earned portion of RRP ............

BALANCE, March 31, 2000 .............


BALANCE, December 31, 2000 ..........

   Net Income, January 1, 2001 -
   March 31, 2001 ...................    $  1,088

   Unrealized appreciation on
   securities available-for-
   sale, net ........................       2,225
                                         --------
   Comprehensive income .............       3,313
                                         ========
   Purchase of treasury
   stock ............................

   Allocation of ESOP stock .........

   Cash dividends paid ..............

   Outside Director stock
   plan .............................

   Earned portion of RRP ............


BALANCE, March 31, 2001 .............


            SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS.

                WARWICK COMMUNITY BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        For the Three Months
                                                                           Ended March 31,
                                                                           ---------------
                                                                         2001          2000
                                                                         ----          ----
                                                                           (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ......................................................     $  1,088      $  1,062
Adjustments to reconcile net income to net cash used in operating activities:
    Depreciation ................................................          228           211
    Net gain on sale of mortgage servicing rights ...............         (110)           --
    Accretion of discount on investment securities ..............         (108)         (515)
    Net increase in accrued interest receivable .................          (31)         (140)
    Increase in mortgage servicing rights, BOLI and other assets        (4,152)      (15,027)
    Provision for loan losses ...................................          235           186
    Net gain on sales of loans ..................................         (129)          (21)
    Net gain on sales of securities .............................           --           (20)
    Net increase in accrued interest payable ....................          104            17
    Net increase in accrued expenses and other liabilities ......          941         1,639
                                                                      --------      --------
Total reconciliation adjustments ................................       (3,022)      (13,670)
                                                                      --------      --------
    Net cash used in operating activities .......................       (1,934)      (12,608)
                                                                      --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and calls of securities ................        9,297           650
Purchases of securities .........................................      (40,512)       (5,165)
Proceeds from sale of trading securities and securities
    available-for-sale ..........................................           --         2,016
Principal repayments from mortgage-backed securities ............        2,430         2,770
Purchases of Federal Home Loan Bank capital stock ...............           --          (781)
Net increase in loans ...........................................      (15,967)      (28,580)
Purchases of fixed assets, net ..................................          (77)         (114)
                                                                      --------      --------
    Net cash used in investing activities .......................      (44,829)      (29,204)
                                                                      --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits ........................................       10,085        11,655
Net increase(decrease) in escrow deposits .......................           62          (100)
Net increase in borrowed funds ..................................       38,431        16,062
Dividends on common stock .......................................         (483)         (359)
Purchase of treasury stock ......................................       (2,406)       (2,777)
ESOP allocation .................................................          221           123
Earned portion of RRP ...........................................           76           231
                                                                      --------      --------
    Net cash provided by financing activities ...................       45,986        24,835
                                                                      --------      --------
    Net decrease in cash ........................................     $   (777)     $(16,977)
                                                                      ========      ========

CASH AT BEGINNING OF PERIOD .....................................     $ 15,236      $ 29,874
CASH AT END OF PERIOD ...........................................       14,459        12,897
                                                                      --------      --------
CHANGE IN CASH ..................................................     $   (777)     $(16,977)
                                                                      ========      ========


            SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS.

                         WARWICK COMMUNITY BANCORP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.        BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements include the accounts of Warwick Community Bancorp, Inc. ("Company"), its savings bank subsidiary, The Warwick Savings Bank ("Warwick Savings"), and its commercial bank subsidiary, The Towne Center Bank ("Towne Center").

         The unaudited consolidated financial statements included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results of operations that may be expected for the entire year ending December 31, 2001. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC").

         These unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the SEC on March 23, 2001.

2.       EARNINGS PER SHARE

          Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding for the period, adjusted for the unallocated portion of the shares held by the Warwick Community Bancorp, Inc. Employee Stock Ownership Plan ("ESOP") in accordance with American Institute of Certified Public Accountants ("AICPA") Statement of Position 93-6, "Employers Accounting for Employee Stock Ownership Plans," and unearned shares held by the Recognition and Retention Plan of Warwick Community Bancorp, Inc. ("RRP"). Diluted earnings per share, which reflects the potential dilution that could occur if outstanding stock options were exercised and resulted in the issuance of common stock that then shared in the earnings of the Company, is computed by dividing net income by the weighted average number of common shares and dilutive instruments.

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

4.       NEW ACCOUNTING PRONOUNCEMENTS

             On January 1, 2001, the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 138, "Accounting for Derivative Instruments and Hedging Activities," became effective for the Company. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The Company has determined that the implementation of SFAS No. 138 did not have a material impact on the Company's financial statements as the Company has no derivatives.

         The Company has also implemented SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions. This Statement will not have a material impact on the Company's financial statements.

5.       LOAN PORTFOLIO COMPOSITION

         The following table sets forth the composition of the Company's loan portfolio in dollar amounts and percentage of the portfolio at the dates indicated.

                                                    At March 31, 2001        At December 31, 2000
                                                    -----------------        --------------------
                                                                Percent                    Percent
                                                Amount          of Total    Amount         of Total
                                                ------          --------    ------         --------
                                                              (Dollars in thousands)
Mortgage loans:
---------------
Conventional one- to four-family loans ..     $ 295,179          65.61%   $ 296,928          68.22%
Mortgage loans held for sale ............             0           0.00        1,954           0.45
VA and FHA loans ........................            92           0.02          266           0.06
Home equity loans .......................        26,255           5.84       25,594           5.88
Residential construction loans ..........        18,723           4.16       15,522           3.57
Undisbursed portion of construction loans        (4,804)         (1.07)      (5,398)         (1.24)
                                              ---------         ------    ---------         ------
   Total mortgage loans .................       333,445          74.56      334,866          76.94
                                              ---------         ------    ---------         ------
Consumer and other loans:
-------------------------
Commercial loans by type:
   Non-farm and non-residential .........        38,569           8.57       31,756           7.30
   One- to four-family residential ......         1,601           0.36        1,583           0.36
   Multi-family .........................         5,568           1.24        7,267           1.67
   Farm .................................         1,454           0.32        1,024           0.24
   Acquisition, development and
    construction ........................         1,829           0.41        1,839           0.42
   Term loans ...........................         2,054           0.46        2,482           0.57
   Installment loans ....................         9,146           2.03        8,742           2.01
   Demand loans .........................           277           0.06          278           0.06
   Time loans ...........................         3,506           0.78        2,377           0.55
   SBA loans ............................           274           0.06          280           0.06
   Lines-of-credit ......................        15,113           3.36       11,876           2.73
   Loans and draws disbursed ............           239           0.05           65           0.01
   Non-accrual ..........................           424           0.09          424           0.10
                                              ---------         ------    ---------         ------
   Total commercial loans ...............        80,054          17.79       69,993          16.08
Automobile ..............................        30,408           6.76       27,675           6.36
Student .................................           215           0.05          159           0.04
Credit card .............................           889           0.20          965           0.22
Other consumer loans ....................         2,874           0.64        1,580           0.36
                                              ---------         ------    ---------         ------
Total consumer loans ....................        34,386           7.65       30,379           6.98
                                              ---------         ------    ---------         ------
   Total consumer and other loans .......       114,440          25.44      100,372          23.06
                                              ---------         ------    ---------         ------
   Total loans ..........................       449,885         100.00%     435,238         100.00%
                                                                ======                      ======
Discount, premiums and deferred loan
 fees, net...............................          (295)                       (318)
Allowance for loan losses ...............        (2,920)                     (2,722)
                                              ---------                   ---------
   Total loans, net .....................     $ 446,670                   $ 432,198
                                              =========                   =========

6.       NON-PERFORMING ASSETS

         The following table sets forth information regarding non-accrual loans, other past due loans and other real estate owned at the dates indicated.


                                                                    March 31,                  December 31,
                                                                      2001                         2000
                                                                      ----                         ----
                                                                              (Dollars in thousands)
Non-accrual mortgage loans delinquent more
than 90 days...................................................     $   892                     $   416
Non-accrual other loans delinquent more than 90 days...........         612                         542
                                                                    -------                     -------
Total non-accrual loans........................................       1,504                         958
Total 90 days or more delinquent and still accruing............          --                         281
                                                                    -------                     -------
Total non-performing loans.....................................       1,504                       1,239
Total foreclosed real estate, net of related allowance for
losses.........................................................       1,267                       1,268
                                                                    -------                     -------
Total non-performing assets....................................     $ 2,771                     $ 2,507
                                                                    =======                     =======
Non-performing loans to total loans............................        0.33%                       0.28%
Total non-performing assets to total assets....................        0.40%                       0.39%

7.       ALLOWANCE FOR LOAN LOSSES

         The following table sets forth the activity in the Company's allowance for loan losses at and for the periods indicated.

                                                 Three Months Ended     Year Ended
                                                     March 31,         December 31,
                                                     ---------         ------------
                                                 2001        2000         2000
                                                 ----        ----         ----
                                                     (Dollars in thousands)
ALLOWANCE FOR LOAN LOSSES:
Balance at beginning of period ............     $2,722      $1,941      $1,941
CHARGE-OFFS:
      Real estate mortgage loans ..........         --           7          29
      Commercial loans ....................         --           9          63
      Consumer loans ......................         42           3          64
                                                ------      ------      ------
      Total charge-offs ...................         42          19         156
RECOVERIES:
      Real estate mortgage loans ..........         --          --          27
      Commercial loans ....................         --          --          --
      Consumer loans ......................          5           3          10
                                                ------      ------      ------
      Total recoveries ....................          5           3          37

Provision for loan losses .................        235         186         900
                                                ------      ------      ------
Balance at end of Period ..................     $2,920      $2,111      $2,722
                                                ======      ======      ======

Ratio of net charge-offs during the period
to average loans outstanding ..............       0.01%       0.00%       0.03%

Ratio of allowance for loan losses to total
loans at end of period ....................       0.65%       0.56%       0.63%

Ratio of allowance for loan losses to non-
performing loans ..........................     194.15%     132.37%     219.69%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           ---------------------------------------------------------------

GENERAL

         The Company is a bank holding company incorporated in September 1997 under the laws of the State of Delaware and is registered under the Bank Holding Company Act of 1956, as amended ("BHCA"). The Company elected to become a financial holding company under the BHCA in October 2000. The primary business of the Company is the operation of its wholly owned subsidiaries, Warwick Savings, Towne Center and Hardenburgh Abstract Company of Orange County, Inc. ("Hardenburgh"), the Company's newly acquired title insurance agency subsidiary. Presently, the only significant assets of the Company are the capital stock of Warwick Savings, Towne Center and Hardenburgh, the note evidencing the loan the Company made to the ESOP to allow the ESOP to purchase 8% of the Company's common stock issued in the Company's initial public offering, and the investments acquired with the net proceeds of the offering retained by the Company. While the following discussion of financial condition and results of operations includes the collective results of the Company and its subsidiaries, this discussion reflects primarily Warwick Savings' activities. Unless otherwise disclosed, the information presented herein reflects the financial condition and results of operations of the Company and its subsidiaries on a consolidated basis, and as used herein the term "Company" refers to the Company and its subsidiaries collectively.

FINANCIAL CONDITION

         For the three-month period ending March 31, 2001, total assets of the Company increased $50.3 million, or 7.9%, from $637.8 million at December 31, 2000 to $688.1 million at March 31, 2001. This increase in total assets was primarily attributable to a $32.4 million, or 22.2%, increase in securities available for sale, which increased from $145.8 million at December 31, 2000 to $178.2 million at March 31, 2001, and the $14.7 million, or 3.4%, increase in total loans, which increased from $434.9 million at December 31, 2000 to $449.6 million at March 31, 2001. These increases resulted from growth in the U.S. agency bonds and mortgage-backed securities portfolios which was funded by advances provided by the Federal Home Loan Bank of New York ("FHLBNY") and growth in the consumer and commercial loan portfolios.

         Deposits increased $10.1 million, or 2.9%, from $348.1 million at December 31, 2000 to $358.2 million at March 31, 2001. This increase was primarily attributable to an increase in NOW and money market accounts of $8.3 million and an increase of $4.1 million in savings accounts, which were partially offset by the decrease in non-interest-bearing checking accounts of $2.2 million.

         Borrowed funds, comprised primarily of securities sold under repurchase agreements and FHLBNY advances, increased $38.4 million, from $205.6 million at December 31, 2000 to $244.1 million at March 31, 2001. FHLBNY advances increased $38.4 million to $227.2 million at March 31, 2001 from $188.8 million at December 31, 2000 in connection with the aforementioned securities purchases.

         Total stockholders' equity increased by $719 thousand, or 1.0%, from $72.6 million at December 31, 2000 to $73.3 million at March 31, 2001. The increase was primarily attributable to net income of $1.1 million for the three months ended March 31, 2001 and the $2.2 million increase in unrealized appreciation of securities available for sale. The increase in total stockholders' equity was partially offset by the $2.4 million in open market purchases of 158,500 shares of the Company's outstanding common stock during the first quarter of 2001 in conjunction with the Company's seventh stock repurchase program. The increase in stockholders' equity was also partially offset by the payment of a quarterly cash dividend to shareholders amounting to $483 thousand, which dividend was paid on March 30, 2001.

ANALYSIS OF NET INTEREST INCOME

         Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

         AVERAGE BALANCE SHEETS. The following table sets forth certain information regarding the Company's average statements of financial condition and its statements of income for the three months ended March 31, 2001 and 2000 and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs were derived by dividing interest income or expense by the average balance of assets or liabilities, respectively, for the periods shown. The yields include deferred fees and discounts, which are considered yield adjustments. Average balances were computed based on month-end balances. Management believes the use of average monthly balances instead of average daily balances does not have a material effect on the information presented.

                                                                   Three Months Ended March 31,
                                                                   ----------------------------
                                                             2001                                2000
                                                             ----                                ----
                                                                          Average                             Average
                                               Average                    Yield/   Average                     Yield/
                                               Balance      Interest       Cost    Balance(1)   Interest       Cost
                                               -------      --------       ----    ----------   --------       ----
                                                                       (Dollars in thousands)
Assets:
------
Interest-earning assets:
      Mortgage loans, net ................     $334,097     $  6,333        7.58%  $283,586     $  5,283        7.45%
      Consumer and other loans, net ......      104,336        2,321        8.90     79,058        1,753        8.87
      Mortgage-backed securities .........       65,153        1,104        6.78     95,430        1,695        7.11
      Federal funds sold .................           --           --          --      1,094           13        4.89
      Interest earning accounts at banks .        1,112           14        5.04        565            9        6.03
      Investment securities ..............      100,926        1,777        7.04    101,990        1,875        7.35
                                               --------     --------               --------     --------
      Total interest-earning assets ......      605,624       11,549        7.63    561,723       10,628        7.57
                                                            --------                            --------
      Non-interest earning assets ........       41,748                              42,640
                                               --------                            --------
      Total assets .......................     $647,372                            $604,363
                                               ========                            ========

Liabilities and retained earnings:
---------------------------------
Interest-bearing liabilities:
      Passbook accounts ..................     $ 92,240          636        2.76%  $ 87,470          579        2.65%
      Escrow deposits ....................        4,000           20        2.00      4,723           24        2.00
      NOW accounts .......................       31,064          157        2.02     24,332           86        1.42
      Money market accounts ..............       66,854          744        4.45     47,370          502        4.24
      Certificate accounts ...............      121,333        1,727        5.69     94,131        1,193        5.07
                                               --------     --------               --------     --------
      Total deposits .....................      315,491        3,284        4.16    258,026        2,384        3.70
      Borrowed funds .....................      211,891        3,135        5.92    240,534        3,473        5.78
                                               --------     --------               --------     --------
      Total interest-bearing liabilities .      527,382        6,419        4.87    498,560        5,857        4.70
                                                            --------                            --------
Non-interest bearing liabilities..........       46,353                              40,574
                                               --------                            --------
      Total liabilities...................      573,735                             539,133
Retained earnings.........................       73,637                              65,230
                                               --------                            --------
      Total liabilities and retained
      earnings............................     $647,372                            $604,363
                                               ========                            ========
Net interest income/interest rate spread..                   $ 5,130        2.76%                 $4,771        2.87%
                                                             =======      ======                  ======      ======
Net interest-earning assets/net
   interest margin........................     $ 78,242                     3.39%  $ 63,163                     3.40%
                                               ========                   ======   ========                   ======

Ratio of interest-earning assets to
  interest-bearing liabilities............                                114.84%                             112.67%
                                                                          ======                              ======


(1)  Certain reclassifications have been
     made to escrow and non-interest
     bearing deposits.

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


                                                 Three Months Ended
                                                   March 31, 2001
                                                    Compared to
                                                 Three Months Ended
                                                   March 31, 2000
                                                   --------------
                                             Increase (Decrease) in Net
                                               Interest Income Due to
                                               ----------------------
                                          Volume         Rate          Net
                                          ------         ----          ---
                                                    (In thousands)
Interest-earning assets:
Mortgage loans, net ................     $   941      $   109      $ 1,050
Consumer and other loans, net ......         561            7          568
Mortgage-backed securities .........        (538)         (53)        (591)
Federal funds sold .................         (13)          --          (13)
Interest earning accounts at banks .           8           (3)           5
Investment securities ..............         (20)         (78)         (98)
                                         -------      -------      -------
          Total ....................         939          (18)         921
                                         -------      -------      -------

Interest-bearing liabilities:
Passbook accounts ..................          32           25           57
Escrow accounts ....................          (4)          --           (4)
NOW accounts .......................          24           47           71
Money market accounts ..............         207           35          242
Certificates of deposit ............         345          189          534
Borrowed funds .....................        (414)          76         (338)
                                         -------      -------      -------
          Total ....................         190          372          562
                                         -------      -------      -------


Net change in net interest income ..     $   749      $  (390)     $   359
                                         -------      -------      -------


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND
2000

         GENERAL. For the three months ended March 31, 2001, the Company recognized net income of $1.1 million, or $0.23 per share, as compared to net income of $1.1 million, or $0.21 per share, for the three months ended March 31, 2000, which represents a $26 thousand, or 2.4%, increase. Net interest income and non-interest income increased $359 thousand and $144 thousand, or 7.5% and 12.9%, respectively, for the three months ended March 31, 2001, which increases were partially offset by an increase in non-interest expense of $381 thousand, or 9.2%.

         INTEREST INCOME. Interest income amounted to $11.5 million for the three months ended March 31, 2001, as compared to $10.6 million for the three months ended March 31, 2000. This increase of $921 thousand, or 8.7%, was primarily the result of the $1.1 million increase in interest earned on the Company's mortgage loan portfolio and the $568 thousand increase in interest earned on other loans, and was partially offset by the $689 thousand decrease in interest and dividends earned on securities, as compared to the respective amounts earned over the three-month period ended March 31, 2000.

          The increase in interest earned on the Company's mortgage loan portfolio resulted primarily from the increase in the average yield of the portfolio to 7.58% for the three months ended March 31, 2001 from 7.45% for the three months ended March 31, 2000, as well as the $50.5 million, or 17.8%, increase in the average balances of mortgage loans to $334.1 million for the three months ended March 31, 2001, as compared to $283.6 million for the three months ended March 31, 2000. The increase in interest income on consumer and other loans was primarily the result of the increase in average balances of $25.3 million, or 32.0%, coupled with an increase in the average yield of such portfolio to 8.90% from 8.87%.

         The decrease in interest and dividends earned on securities resulted mainly from the decrease in the average balances of investment securities, including mortgage-backed securities, to $166.1 million for the three months ended March 31, 2001, as compared to $197.4 million for the three months ended March 31, 2000. This decrease resulted from the Company's sale of approximately $21.0 million of its lower-yielding investment securities and the fact that $10.0 million of the Company's higher-yielding callable instruments were called, both of which occurred during the third quarter of 2000.

         INTEREST EXPENSE. Total interest expense for the three-month period ended March 31, 2001 increased by $562 thousand, or 9.6%, as compared to the same three-month period one year earlier, primarily as a result of the increase in the average costs and average balances of interest-bearing deposits and an increase in the average cost of borrowed funds. Over the same periods, the average balances of total interest-bearing liabilities increased by $28.8 million, or 5.8%, from $498.6 million to $527.4 million, which increase was primarily associated with funding the Company's loan growth.

         NET INTEREST INCOME. Net interest income for the three months ended March 31, 2001 increased $359 thousand, or 7.5%, to $5.1 million compared to the three months ended March 31, 2000, primarily as a result of the increase in the average balances of the Company's loan portfolios and a decrease in the average balance of borrowed funds. This increase was partially offset by the decrease in the average balance of investment securities and the increase in the average balances and average costs of the Company's interest-bearing deposits.
Interest rate spread decreased to 2.76% from 2.87%, and the net interest margin was 3.39% and 3.40%, respectively, for the three-month periods ended March 31, 2001 and 2000.

         PROVISION FOR LOAN LOSSES. The provision for loan losses for the three months ended March 31, 2001 and 2000 was $235 thousand and $186 thousand, respectively. This provision is a result of management's assessment of the loan portfolio, the level of the Company's allowance for loan losses and its assessment of the local economy and market conditions, coupled with the growth in the loan portfolio, particularly in commercial loans.

         NON-INTEREST INCOME. Non-interest income, net, for the three months ended March 31, 2001 totaled $1.3 million, as compared to $1.1 million for the three months ended March 31, 2000. This increase was due to the $110 thousand gain on sale of mortgage servicing rights, the $108 thousand gain on sale of loans, the $27 thousand increase in service and fee income and the increase of $33 thousand in the cash surrender value of the Bank's bank owned life insurance, included in other income, that was purchased by Warwick Savings early in the first quarter of 2000. The increase in service and fee income resulted primarily from deposit and loan account growth. The increases in loan transactions were attributable to an increase in the number of originated mortgage loans that were sold with servicing released in conjunction with the Company's decision to exit the mortgage loan servicing business. Partially offsetting these increases was the $91 thousand reduction in the valuation of residential loans held-for-sale at the lower of cost or market included in other income, in accordance with the FASB Statement No. 65, "Accounting for Certain Mortgage Banking Activities," and the $20 thousand decrease in gains on securities transactions, as there were no sales of securities during the first quarter of 2001.

         NON-INTEREST EXPENSE. Non-interest expense increased by $381 thousand for the three-month period ended March 31, 2001 as compared to March 31, 2000. Salaries and employee benefits expense increased $156 thousand for the three months ended March 31, 2001. This increase was attributable to increased levels of compensation necessary to attract and retain the Company's existing staff, as well as the additional expense associated with the acquisition of Hardenburgh. Other expenses and occupancy expense increased $298 thousand and $56 thousand, respectively, for the three months ended March 31, 2001 as compared to March 31, 2000. The increase in other expenses was the result of non-recurring charges associated with exiting the mortgage loan servicing business, and the increase in occupancy expense was primarily attributable to the opening of Towne Center's new branch in late 2000 and the acquisition of Hardenburgh in February 2001. Partially offsetting these increases were the decreases in data processing expense, professional fees expense and advertising expense of $55 thousand, $44 thousand and $33 thousand, respectively, for the three months ended March 31, 2001.

         PROVISION FOR INCOME TAXES. The $47 thousand increase in the provision for income taxes to $568 thousand for the three-month period ended March 31, 2001, as compared to the three-month period ended March 31, 2000, was primarily attributable to the 4.6% increase in pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity is managed from a composite of customer deposits, from cash and short-term interes assets, from mortgage loans held for sale, from the investment securities portfolio held available for sale and from the Company's ability to borrow from the FHLBNY. At March 31, 2001, management had utilized $16.8 million in repurchase agreements and $227.2 million in FHLBNY advances to augment the Company's earnings, and management intends to enter into additional transactions in order to leverage the Company's capital base further.

         At March 31, 2001, the Company's total approved loan origination commitments outstanding totaled $67.1 million. At the same time, the unadvanced portion of residential construction loans totaled $4.8 million.
Certificates of deposit scheduled to mature in one year or less at March 31, 2001 totaled $94.3 million. Based on historical experience, management believes that a significant portion of such deposits will remain with the Company.

         At March 31, 2001, the Company had cash and due from banks of $14.5 million and securities available for sale of $178.2 million. Management believes these amounts, together with the Company's borrowing capabilities, to be more than adequate to meet its short-term cash needs.

REGULATORY CAPITAL POSITION

         Warwick Savings and Towne Center are subject to minimum regulatory capital requirements imposed by the Federal Deposit Insurance Corporation ("FDIC"), which requirements are, as a general matter, based on the amount and composition of an institution's assets. Insured institutions in the strongest financial and managerial condition, with a rating of 1 (the highest examination rating of the FDIC under the Uniform Financial Institutions Rating System) are required to maintain Tier 1 capital of not less than 3.0% of total assets (the "leverage capital ratio"). For all other banks, the minimum leverage capital ratio is 4.0%, unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the institution.

         At March 31, 2001, the Company exceeded the minimum regulatory capital guidelines imposed by the Federal Reserve Board, which are substantially similar to the requirements of the FDIC, with a Tier 1 capital level of $73.7 million, or 11.38% of average assets, which is well above the required level of $25.9 million, or 4% of average assets. The Company's ratio of Tier 1 capital to risk-weighted assets of 18.72% at March 31, 2001 is also well above the required level of 4%. The Company's ratio of total capital to risk-weighted assets is 19.46%, which is well above the required level of 8%. In addition, Warwick Savings' and Towne Center's capital ratios qualify each of them to be treated as "well capitalized" for regulatory purposes. The following table shows Warwick Savings' regulatory capital positions and ratios at March 31, 2001.


                                         Actual Capital                Required Capital               Excess Capital
                                     Amount          Percent         Amount         Percent        Amount        Percent
                                     ------          -------         ------         -------        ------        -------
Total Capital..................
     (to risk-weighted assets)       $59,362         16.01%         $29,671           8.00%        $29,691         8.01%
Tier 1 Capital.................
     (to risk-weighted assets)        56,602         15.26           14,835           4.00          41,767        11.26
Tier 1 Capital.................
     (to average assets)              56,602          8.82           25,664           4.00          30,938         4.82

The following table shows the Towne Center's regulatory capital positions and ratios as of March 31, 2001.

                                          Actual Capital                Required Capital               Excess Capital
                                     Amount          Percent         Amount         Percent        Amount        Percent
                                     ------          -------         ------         -------        ------        -------
Total Capital..................
     (to risk-weighted assets)        $9,120         43.09%         $ 1,693           8.00%        $ 7,427        35.09%
Tier 1 Capital.................
     (to risk-weighted assets)         8,911         42.10              847           4.00           8,064        38.10
Tier 1 Capital.................
     (to average assets)               8,911         26.99            1,321           4.00           7,590        22.99

OTHER MATTERS

     ACQUISITION OF CARMEL, NEW YORK BRANCH OF COUNTRY BANK. On May 11, 2001, Warwick Savings completed its acquisition of the Carmel, New York branch of Country Bank, which was previously announced on December 22, 2000.

     FORMATION OF A LIMITED PURPOSE COMMERCIAL BANK. On March 1, 2001, Warwick Savings submitted a charter application to the New York State Banking Department ("NYSBD") with respect to the proposed formation of a limited purpose commercial bank as a wholly owned subsidiary of Warwick Savings, and also submitted an application to the FDIC to obtain federal deposit insurance for the proposed limited purpose commercial bank. The commercial bank is being formed for the limited purpose of accepting municipal deposits in New York. The FDIC and the NYSBD are currently reviewing such applications, and it is expected that the formation of the limited purpose bank will be completed during the second quarter of 2001.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
           ----------------------------------------------------------

     Quantitative and qualitative disclosure about market risk is presented at December 31, 2000 in the Company's Annual Report on Form 10-K, which was filed with the SEC on March 23, 2001. There have been no material changes in the Company's market risk at March 31, 2001 as compared to December 31, 2000.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           ---------------------------------------------------

     At the Company's Annual Meeting of Shareholders held on April 17, 2001, the following matters were voted upon, with the results of the voting on such matters indicated:

1. Election of the following persons to serve a three-year term as directors of the Company:

                                                     FOR              WITHHELD
                                                     ---              --------

                       Timothy A. Dempsey         4,717,343            54,210
                       Fred M. Knipp              4,727,510            44,043
                       Fred G. Kowal              4,708,913            62,640
                       Henry L. Nielsen, Jr.      4,722,596            48,957

2. Ratification of the appointment of the firm of Arthur Andersen LLP as independent auditors for the Company for the fiscal year ending December 31, 2001:

                       For:             4,723,575
                       Against:            28,162
                       Abstain:            19,816

ITEM 5.    OTHER INFORMATION
           -----------------

     Not applicable.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
           --------------------------------

     (a)   Exhibits
           --------

     Not applicable.

     (b)   Reports on Form 8-K
           -------------------

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




                           WARWICK COMMUNITY BANCORP, INC.
                           (Registrant)



Date: May 11, 2001         By: /s/ Ronald J. Gentile
                               -------------------------------------------------
                               Ronald J. Gentile
                               President and Chief Operating Officer





Date: May 11, 2001         By: /s/ Arthur W. Budich
                               -------------------------------------------------
                               Arthur W. Budich
                               Senior Vice President and Chief Financial Officer