Form 10-Q
period 2001-06-30
WARWICK COMMUNITY BANCORP INC
filed 2001-08-10
CIK 1046209

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2001

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                  to
                                        ----------------    ---------------

         Commission File Number: 0-23293


                         WARWICK COMMUNITY BANCORP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


        DELAWARE                                          06-1497903
(STATE OR OTHER JURISDICTION                              (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)

                      18 OAKLAND AVENUE, WARWICK, NEW YORK     10990-0591
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


         As of August 7, 2001, there were 5,154,576 shares of the registrant's common stock outstanding.

                                    FORM 10-Q
                         WARWICK COMMUNITY BANCORP, INC.
                                      INDEX

                                                                                                           Page
PART I-- FINANCIAL INFORMATION                                                                               NUMBER
------------------------------                                                                               ------

Item 1.       Financial Statements -- Unaudited

              Consolidated Statements of Financial Condition at
              June 30, 2001 and December 31, 2000                                                             3

              Consolidated Statements of Income for the three and six months
              ended June 30, 2001 and 2000                                                                    4

              Consolidated Statements of Changes in Equity for
               the six months ended June 30, 2001 and 2000                                                    5

              Consolidated Statements of Cash Flows for the six
              months ended June 30, 2001 and 2000                                                             6

              Notes to Unaudited Consolidated Financial Statements                                         7-10

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                                         11-20

Item 3.       Quantitative and Qualitative Disclosures about Market Risk                                     20

PART II -- OTHER INFORMATION

Item 1.       Legal Proceedings                                                                              21

Item 2.       Changes in Securities                                                                          21

Item 3.       Defaults Upon Senior Securities                                                                21

Item 4.       Submission of Matters to a Vote of Security Holders                                            21

Item 5.       Other Information                                                                              21

Item 6.       Exhibits and Reports on Form 8-K                                                               21

Signature Page                                                                                               22


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

PART I--  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS -- UNAUDITED

                                 WARWICK COMMUNITY BANCORP, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                    (UNAUDITED)

                                                                   June 30, 2001 December 31, 2000
                                                                   ------------- -----------------
                                                                       (Dollars in thousands)
                                                                       ----------------------
                            ASSETS
Cash on hand and in banks ......................................   $  18,937          $  15,236
Federal funds sold .............................................       5,000               --
Securities:
       Available-for-sale, at fair value .......................     227,298            145,818
       Held-to-maturity, at amortized cost (fair value of $3,316
       at June 30, 2001 and $3,715 at December 31, 2000) .......       3,221              3,695
                                                                   ---------          ---------
         Total securities ......................................     230,519            149,513
                                                                   ---------          ---------
Mortgage loans .................................................     351,073            334,090
Commercial loans ...............................................     109,383             69,921
Consumer loans .................................................      42,087             30,909
                                                                   ---------          ---------
         Total loans ...........................................     502,543            434,920
Allowance for loan losses ......................................      (3,197)            (2,722)
                                                                   ---------          ---------
         Total loans, net ......................................     499,346            432,198
                                                                   ---------          ---------
Accrued interest receivable ....................................       4,039              3,359
Federal Home Loan Bank stock ...................................      15,988             13,252
Bank premises & equipment, net .................................       9,521              7,620
Bank owned life insurance ......................................      10,979             10,638
Other assets ...................................................      15,337              5,983
                                                                   ---------          ---------
         Total assets ..........................................   $ 809,666          $ 637,799
                                                                   =========          =========


             LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Deposits:
   NOW and money market .........................................   $ 106,324         $  94,595
   Savings ......................................................     125,600            91,768
   Certificates of deposit ......................................     115,254           122,891
   Non-interest-bearing checking ................................      50,820            38,877
                                                                    ---------         ---------
            Total depositor accounts ............................     397,998           348,131
   Mortgage escrow funds ........................................       4,499             2,452
   Accrued interest payable .....................................       2,096             1,452
   Securities sold under agreements to repurchase ...............      19,345            16,845
   Federal Home Loan Bank advances ..............................     302,356           188,800
   Other liabilities ............................................       9,833             7,538
                                                                    ---------         ---------
            Total liabilities ...................................     736,127           565,218
                                                                    ---------         ---------

                       STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value; 5,000,000 authorized; none
          issued ................................................        --                --
   Common stock, $.01 par value; 15,000,000 shares authorized;
          6,606,548 shares issued; 5,159,576 and 5,333,076 shares
          outstanding as of June 30, 2001 and December 31, 2000,
          respectively ..........................................          66                66
   Additional paid-in capital ...................................      63,131            63,039
   Retained earnings ............................................      37,086            35,774
   Accumulated other comprehensive loss, net ....................        (873)           (2,508)
   Unallocated ESOP common stock ................................      (5,310)           (5,720)
   Unearned RRP common stock ....................................      (2,219)           (2,371)
                                                                    ---------         ---------
                                                                       91,881            88,280
   Treasury stock (1,446,972 and 1,273,472 shares at June 30,
          2001 and December 31, 2000, respectively) .............     (18,342)          (15,699)
                                                                    ---------         ---------
            Total stockholders' equity ..........................      73,539            72,581
                                                                    ---------         ---------
            Total liabilities and stockholders' equity ..........   $ 809,666         $ 637,799
                                                                    =========         =========


            SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS.


                                 WARWICK COMMUNITY BANCORP, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF INCOME
                                                    (UNAUDITED)



                                                          For the Three Months        For the Six Months
                                                             Ended June 30,             Ended June 30,
                                                      ---------------------------- ------------------------
                                                           2001          2000           2001           2000
                                                      -------------- ------------- ------------- ----------
                                                      (In thousands, except per    (In thousands, except per
                                                            share amounts)              share amounts)
Interest Income:
     Interest on mortgage loans .....................   $  6,478        $  5,759        $ 12,811        $ 11,042
Interest on other loans .............................      2,774           1,954           5,101           3,707
Interest and dividends on securities ................      3,528           3,597           6,407           7,167
Interest on federal funds sold ......................         49            --                49              13
Interest on short-term money market instruments .....          6               8              21              17
                                                        --------        --------        --------        --------
Total interest income ...............................     12,835          11,318          24,389          21,946
                                                        --------        --------        --------        --------

Interest Expense:
Time deposits .......................................      1,729           1,186           3,456           2,379
Money market deposits ...............................        617             559           1,361           1,062
Savings deposits ....................................      1,016             760           1,811           1,424
Mortgagors' escrow deposits .........................          7              37              25              61
Borrowed funds ......................................      3,657           4,001           6,792           7,474
                                                        --------        --------        --------        --------
Total interest expense ..............................      7,026           6,543          13,445          12,400
                                                        --------        --------        --------        --------
Net interest income .................................      5,809           4,775          10,944           9,546
                                                        --------        --------        --------        --------

Provision for Loan Losses ...........................       (245)           (205)           (480)           (390)
                                                        --------        --------        --------        --------
Net interest income after provision for loan losses .      5,564           4,570          10,464           9,156
                                                        --------        --------        --------        --------

Non-Interest Income:
Service and fee income ..............................      1,231             885           2,058           1,721
Gain on securities transactions .....................         14            --                14              20
Net gain on sale of loans ...........................         97              13             226              35
     Gain on sale of mortgage servicing rights ......       --              --               110            --
Other income ........................................        177             194             367             434
                                                        --------        --------        --------        --------
Total non-interest income, net ......................      1,519           1,092           2,775           2,210
                                                        --------        --------        --------        --------

Non-Interest Expense:
Salaries and employee benefits ......................      2,794           2,497           5,267           4,814
FDIC insurance ......................................         17              15              35              29
Occupancy ...........................................        561             460           1,100             943
Data processing .....................................        266             289             520             598
Advertising .........................................         42              45              75             111
Professional fees ...................................        495             209             618             376
Other ...............................................      1,081             712           2,141           1,476
                                                        --------        --------        --------        --------
Total non-interest expense ..........................      5,256           4,227           9,756           8,347
                                                        --------        --------        --------        --------

Income before provision for income taxes ............      1,827           1,435           3,483           3,019
Provision for Income Taxes ..........................        631             451           1,199             973
                                                        --------        --------        --------        --------
Net income ..........................................   $  1,196        $    984        $  2,284        $  2,046
                                                        ========        ========        ========        ========

Weighted Average:
Common shares .......................................      4,704           4,822           4,753           4,894
Dilutive stock options ..............................         22            --                22            --
                                                        --------        --------        --------        --------
                                                           4,726           4,822           4,775           4,894
                                                        ========        ========        ========        ========
Earnings per Share:
Basic ...............................................   $   0.25        $   0.21        $   0.48        $   0.42
                                                        ========        ========        ========        --------
Diluted .............................................   $   0.25        $   0.21        $   0.48        $   0.42
                                                        ========        ========        ========        ========

            SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS.

                WARWICK COMMUNITY BANCORP, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
                                   (UNAUDITED)

                                                  Additional             Accumulated Other
                                           Common  Paid In   Retained      Comprehensive
                                           Stock   Capital   Earnings    Income(Loss), net
                                           ------  -------   ----------  -----------------
                                                          (In thousands)
BALANCE, December 31,1999 .............   $     66   $ 62,978    $ 32,430    $ (6,832)

     Net Income, January 1, 2000 -
     June 30, 2000 ....................       --         --         2,046        --

     Unrealized depreciation on
     securities available-for-sale,
     net...............................       --         --          --          (755)

     Comprehensive income(loss) .......       --         --          --          --

     Purchase of treasury stock .......       --         --          --          --

     Allocation of ESOP stock .........       --         (118)       --          --

     Cash dividends paid ..............       --         --          (717)       --

     Earned portion of RRP ............       --           27        --          --
                                          --------   --------    --------    --------

BALANCE, June 30, 2000 ................   $     66   $ 62,887    $ 33,759    $ (7,587)
                                          ========   ========    ========    ========

BALANCE, December 31, 2000 ............   $     66   $ 63,039    $ 35,774    $ (2,508)

     Net Income, January 1, 2001 -
     June 30, 2001 ....................       --         --         2,284        --

     Unrealized appreciation on
     securities available-for-sale, net       --         --          --         1,635

     Comprehensive income .............       --         --          --          --

     Purchase of treasury stock .......       --         --          --          --

     Allocation of ESOP stock .........       --           50        --          --

     Cash dividends paid ..............       --         --          (972)       --

     Outside Director stock plan ......       --           (5)       --          --

     Earned portion of RRP ............       --           47        --          --
                                          --------   --------    --------    --------

BALANCE, June 30, 2001 ................   $     66   $ 63,131    $ 37,086    $   (873)
                                          ========   ========    ========    ========

                                         Unallocated    Unearned
                                         Common Stock Common Stock Treasury Comprehensive
                                         Held by ESOP Held by RRP   Stock    Income(Loss)
                                         ------------ ------------ -------- --------------
                                                          (In thousands)
BALANCE, December 31,1999 .............   $ (6,515)   $ (3,263)     $(12,292)

     Net Income, January 1, 2000 -
     June 30, 2000 ....................       --          --            --     $  2,046

     Unrealized depreciation on
     securities available-for-sale,
     net...............................       --          --            --         (755)
                                                                               --------

     Comprehensive income(loss) .......       --          --            --        1,291
                                                                               ========

     Purchase of treasury stock .......       --          --          (2,777)

     Allocation of ESOP stock .........        385        --            --

     Cash dividends paid ..............       --          --            --

     Earned portion of RRP ............       --           462          --
                                          --------    --------      --------

BALANCE, June 30, 2000 ................   $ (6,130)     (2,801)      (15,069)
                                          ========    ========      ========

BALANCE, December 31, 2000 ............   $ (5,720)     (2,371)      (15,699)

     Net Income, January 1, 2001 -
     June 30, 2001 ....................       --          --            --     $  2,284

     Unrealized appreciation on
     securities available-for-sale,
     net...............................       --          --            --        1,635
                                                                               --------

     Comprehensive income .............       --          --            --     $  3,919
                                                                               ========

     Purchase of treasury stock .......       --          --          (2,643)

     Allocation of ESOP stock .........        410        --            --

     Cash dividends paid ..............       --          --            --

     Outside Director stock plan ......       --          --            --

     Earned portion of RRP ............       --           152          --
                                          --------    --------      --------

BALANCE, June 30, 2001 ................   $ (5,310)     (2,219)      (18,342)
                                          ========    ========      ========

            SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS.


                WARWICK COMMUNITY BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    For the Six Months
                                                                                      Ended June 30,
                                                                                  --------------------------


                                                                                    2001            2000
                                                                                  -----------    -----------
                                                                                         (In thousands)

      CASH FLOWS FROM OPERATING ACTIVITIES
Net income .................................................................   $   2,284        $   2,046
Adjustments to reconcile net income to net cash used in
          operating activities:
          Depreciation .....................................................         469              426
          Amortization of goodwill .........................................          75             --
          Net gain on sale of mortgage servicing rights ....................        (110)            --
          Accretion of discount on investment securities ...................        (663)          (1,036)
          Net increase in accrued interest receivable ......................        (680)            (564)
          Increase in mortgage servicing rights, BOLI and other assets .....      (9,695)         (16,022)
          Provision for loan losses ........................................         480              390
          Net gain on sales of loans .......................................        (226)             (35)
          Net gain on sales of securities ..................................         (14)             (20)
          Net increase in accrued interest payable .........................         644             (131)
          Net increase in accrued expenses and other liabilities ...........       2,295            2,338
                                                                               ---------        ---------
Total reconciliation adjustments ...........................................      (7,425)         (14,654)
                                                                               ---------        ---------
          Net cash used in operating activities ............................      (5,141)         (12,608)
                                                                               ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and calls of securities ...........................      10,276              650
Purchases of securities ....................................................     (96,382)          (8,732)
Proceeds from sale of trading securities and securities available-for-sale .        --              2,026
Principal repayments from mortgage-backed securities .......................       8,402            5,767
Purchases of Federal Home Loan Bank capital stock ..........................      (2,736)          (1,500)
Net increase in loans ......................................................     (68,351)         (50,817)
Purchases of fixed assets, net .............................................      (2,381)            (372)
                                                                               ---------        ---------
          Net cash used in investing activities ............................    (151,172)         (52,978)
                                                                               ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits ...................................................      49,867           46,252
Net increase(decrease) in escrow deposits ..................................       2,047            1,083
Net increase in borrowed funds .............................................     116,056            8,601
Dividends on common stock ..................................................        (972)            (717)
Purchase of treasury stock .................................................      (2,643)          (2,777)
ESOP allocation ............................................................         460              267
Earned portion of RRP ......................................................         199              489
                                                                               ---------        ---------
          Net cash provided by financing activities ........................     165,014           53,198
                                                                               ---------        ---------
          Net increase (decrease) in cash ..................................   $   8,701        $ (12,388)
                                                                               =========        =========

CASH AT BEGINNING OF PERIOD ................................................   $  15,236        $  29,874
CASH AT END OF PERIOD ......................................................      23,937           17,486
                                                                               ---------        ---------
CHANGE IN CASH .............................................................   $   8,701        $ (12,388)
                                                                               =========        =========

            SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS.

                         WARWICK COMMUNITY BANCORP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.        BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements include the accounts of Warwick Community Bancorp, Inc. (" Company"), its savings bank subsidiary, The Warwick Savings Bank ("Warwick Savings"), and its commercial bank subsidiary, The Towne Center Bank ("Towne Center").

         The unaudited consolidated financial statements included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results of operations that may be expected for the entire year ending December 31, 2001. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC").

         These unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the SEC on March 23, 2001.

2.       EARNINGS PER SHARE

          Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding for the period, adjusted for the unallocated portion of the shares held by the Warwick Community Bancorp, Inc. Employee Stock Ownership Plan ("ESOP") in accordance with American Institute of Certified Public Accountants ("AICPA") Statement of Position 93-6, "Employers Accounting for Employee Stock Ownership Plans," and the unearned shares held by the Recognition and Retention Plan of Warwick Community Bancorp, Inc. ("RRP"). Diluted earnings per share, which reflects the potential dilution that could occur if outstanding stock options were exercised and resulted in the issuance of common stock that then shared in the earnings of the Company, is computed by dividing net income by the weighted average number of common shares and dilutive instruments.

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

         On June 29, 2001, the FASB issued SFAS No. 141, "Business Combinations," which supersedes APB Opinion No. 16, "Business Combinations," and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." All business combinations in the scope of this Statement are to be accounted for using the purchase method of accounting. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. The Company will apply this new pronouncement on a prospective basis.

         On June 29, 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This Statement supersedes APB Opinion No. 17, "Intangible Assets." Under the new standard, goodwill will no longer be subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair value test. An acquired intangible asset would be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged regardless of the acquiror's intent to do so. All of the provisions of this Statement should be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at the beginning of that fiscal year, regardless of when those previously recognized assets were initially recognized. The Company does not expect that the adoption of this new pronouncement will have a material impact on its financial position or results of operation.

5.       LOAN PORTFOLIO COMPOSITION

         The following table sets forth the composition of the Company's loan portfolio in dollar amounts and percentage of the portfolio at the dates indicated.


                                                     At June 30, 2001           At December 31, 2000
                                                 ------------------------      ---------------------
                                                                 Percent                   Percent
                                                  Amount         of Total      Amount      of Total
                                                 --------        --------      ------      ---------
                                                                (Dollars in thousands)
MORTGAGE LOANS:
--------------
Conventional one- to four-family loans ......   $ 302,915          60.24%    $ 296,928       68.22%
Mortgage loans held for sale ................           0           0.00         1,954        0.45
VA and FHA loans ............................          83           0.02           266        0.06
Home equity loans ...........................      30,329           6.03        25,594        5.88
Residential construction loans ..............      23,222           4.62        15,522        3.57
Undisbursed portion of construction loans ...      (4,804)         (0.95)       (5,398)      (1.24)
                                                ---------          -----     ---------      ------
   Total mortgage loans .....................     351,745          69.96       334,866       76.94
                                                ---------          -----     ---------      ------
CONSUMER AND OTHER LOANS:

Commercial loans by type:
   Non-farm and non-residential .............      46,051           9.16        31,756        7.30
   One- to four-family residential ..........       1,592           0.32         1,583        0.36
   Multi-family .............................      14,818           2.95         7,267        1.67
   Farm .....................................       1,395           0.28         1,024        0.24
   Acquisition, development and
   construction .............................       1,530           0.30         1,839        0.42
   Term loans ...............................       4,860           0.97         2,482        0.57
   Installment loans ........................      11,772           2.34         8,742        2.01
   Demand loans .............................         357           0.07           278        0.06
   Time loans ...............................       4,524           0.90         2,377        0.55
   SBA loans ................................         500           0.10           280        0.06
   Lines-of-credit ..........................      20,693           4.12        11,876        2.73
   Loans and draws disbursed ................         995           0.20            65        0.01
   Non-accrual ..............................         443           0.09           424        0.10
                                                ---------          -----     ---------      ------
   Total commercial loans ...................     109,530          21.78        69,993       16.08
Automobile ..................................      37,277           7.41        27,675        6.36
Student .....................................         136           0.03           159        0.04
Credit card .................................         873           0.17           965        0.22
Other consumer loans ........................       3,255           0.65         1,580        0.36
                                                ---------          -----     ---------      ------
Total consumer loans ........................      41,541           8.26        30,379        6.98
                                                ---------          -----     ---------      ------
   Total consumer and other loans ...........     151,071          30.04       100,372       23.06
                                                ---------          -----     ---------      ------
   Total loans ..............................     502,816         100.00%      435,238      100.00%
                                                                  ======                    ======
Discount, premiums and deferred loan fees,net        (273)                        (318)
Allowance for loan losses ...................      (3,197)                      (2,722)
                                                   ------                       ------

   Total loans, net .........................   $ 499,346                    $ 432,198
                                                =========                    =========

                                        9

6.       NON-PERFORMING ASSETS

         The following table sets forth information regarding non-accrual loans, other past due loans and other real estate owned at the dates indicated.


                                                                   June 30,     December 31,
                                                                     2001          2000
                                                               --------------  --------------

                                                                   (Dollars in thousands)
Non-accrual mortgage loans delinquent more
than 90 days ....................................................   $1,459          $  416
Non-accrual other loans delinquent more than 90 days ............      642             542
                                                                    ------          ------
Total non-accrual loans .........................................    2,101             958
Total 90 days or more delinquent and still accruing .............     --               281
                                                                    ------          ------
Total non-performing loans ......................................    2,101           1,239
Total foreclosed real estate, net of related allowance for losses    1,151           1,268
                                                                    ------          ------
Total non-performing assets .....................................   $3,252          $2,507
                                                                    ======          ======
Non-performing loans to total loans .............................     0.42%           0.28%
Total non-performing assets to total assets .....................     0.40%           0.39%

7.       ALLOWANCE FOR LOAN LOSSES

         The following table sets forth the activity in the Company's allowance for loan losses at and for the periods indicated.

                                                              Six Months Ended               Year Ended
                                                                   June 30,                 December 31,
                                                                   --------                 ------------
                                                            2001             2000              2000
                                                            ----             ----              ----
                                                                      (Dollars in thousands)
ALLOWANCE FOR LOAN LOSSES:
Balance at beginning of period ..................          $2,722           $1,941           $1,941
CHARGE-OFFS:
      Real estate mortgage loans ................            --                 29               29
      Commercial loans ..........................            --                  9               63
      Consumer loans ............................              48               30               64
                                                           ------           ------           ------
      Total charge-offs .........................              48               68              156
RECOVERIES:
      Real estate mortgage loans ................            --               --                 27
      Commercial loans ..........................            --               --               --
      Consumer loans ............................              43                6               10
                                                           ------           ------           ------
      Total recoveries ..........................              43                6               37

Provision for loan losses .......................             480              390              900
                                                           ------           ------           ------
Balance at end of Period ........................          $3,197           $2,269           $2,722
                                                           ======           ======           ======

Ratio of net charge-offs during the period to
average loans outstanding .......................            0.00%            0.02%            0.03%
Ratio of allowance for loan losses to total loans
at end of period ................................            0.64%            0.56%            0.63%
Ratio of allowance for loan losses to non-
performing loans ................................          152.17%          207.40%          219.69%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           ---------------------------------------------------------------

GENERAL

         The Company is a bank holding company incorporated in September 1997 under the laws of the State of Delaware and is registered under the Bank Holding Company Act of 1956, as amended ("BHCA"). The Company elected to become a financial holding company under the BHCA in October 2000. The primary business of the Company is the operation of its wholly owned subsidiaries, Warwick Savings, Towne Center and Hardenburgh Abstract Company of Orange County, Inc. ("Hardenburgh"), the Company's title insurance agency subsidiary. Presently, the only significant assets of the Company are the capital stock of Warwick Savings, Towne Center and Hardenburgh, the note evidencing the loan the Company made to the ESOP to allow the ESOP to purchase 8% of the Company's common stock issued in the Company's initial public offering, and the investments acquired with the net proceeds of the offering retained by the Company. While the following discussion of financial condition and results of operations includes the collective results of the Company and its subsidiaries, this discussion reflects primarily Warwick Savings' activities. Unless otherwise disclosed, the information presented herein reflects the financial condition and results of operations of the Company and its subsidiaries on a consolidated basis, and as used herein the term "Company" refers to the Company and its subsidiaries collectively.

FINANCIAL CONDITION

         For the six-month period ending June 30, 2001, total assets of the Company increased $171.9 million, or 27.0%, from $637.8 million at December 31, 2000 to $809.7 million at June 30, 2001. This increase in total assets was primarily attributable to an $81.5 million, or 55.9%, increase in securities available for sale, which increased from $145.8 million at December 31, 2000 to $227.3 million at June 30, 2001, and the $67.6 million, or 15.5%, increase in total loans, which increased from $434.9 million at December 31, 2000 to $502.5 million at June 30, 2001. The increase in the securities portfolios resulted from growth in U.S. agency bonds and mortgage-backed securities which was attributable to the Company's utilization of wholesale leveraging transactions, which were funded by advances provided by the Federal Home Loan Bank of New York ("FHLBNY"). The increase in total loans was attributable to growth in the commercial, mortgage and consumer loan portfolios. The FHLBNY stock portfolio increased by $2.7 million in conjunction with both the Company's larger asset size and the utilization of advances provided by the FHLBNY for the aforementioned wholesale leveraging transactions.

         The Company's asset growth was funded primarily by increases in deposit balances and FHLBNY advances. Deposits increased $49.9 million, or 14.3%, from $348.1 million at December 31, 2000 to $398.0 million at June 30, 2001. This increase was primarily attributable to the acquisition of Country Bank's Carmel, New York branch during the second quarter of 2001, which is now our fifth full-service branch office. Savings, non-interest bearing checking and NOW accounts increased $33.8 million, $11.9 million and $11.7 million, respectively, and were partially offset by the $7.6 million decrease in certificates of deposit. The decrease in certificates of deposit was partially attributable to the decrease of $20.0 million, or 100%, in brokered deposits that the Company redeemed without penalty in June 2001. The Company exercised its early redemption option in reaction to the significant decreases in the federal funds rate by the Federal Reserve Board's Open Market Committee during the first six months of 2001. Partially offsetting this decrease was the $7.0 million in certificates of deposit acquired with the Carmel, New York branch acquisition.

         Borrowed funds, comprised primarily of securities sold under repurchase agreements and FHLBNY advances, increased $116.1 million, from $205.6 million at December 31, 2000 to $321.7 million at June 30, 2001. FHLBNY advances increased $113.6 million to $302.4 million at June 30, 2001 from $188.8 million at December 31, 2000 in connection with the aforementioned securities purchases.

         Total stockholders' equity increased by $958 thousand, or 1.3%, from $72.6 million at December 31, 2000 to $73.5 million at June 30, 2001. The increase was primarily attributable to net income of $2.3 million for the six months ended June 30, 2001 and the $1.6 million increase in unrealized appreciation of securities available for sale. The increase in total stockholders' equity was partially offset by the $2.6 million in open market purchases of 173,500 shares of the Company's outstanding common stock during the first half of 2001 in conjunction with the Company's seventh stock repurchase program. The increase in stockholders' equity was also partially offset by the payment of quarterly cash dividends to shareholders amounting to $972 thousand, which dividends were paid on March 30, 2001 and June 30, 2001.

ANALYSIS OF NET INTEREST INCOME

         Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

         AVERAGE BALANCE SHEETS. The following table sets forth certain information regarding the Company's average statements of financial condition and its statements of income for the three and six months ended June 30, 2001 and 2000 and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs were derived by dividing interest income or expense by the average balance of assets or liabilities, respectively, for the periods shown. The yields include deferred fees and discounts, which are considered yield adjustments. Average balances were computed based on month-end balances. Management believes the use of average monthly balances instead of average daily balances does not have a material effect on the information presented.

                                                                         Three Months Ended June 30,
                                                                         ---------------------------
                                                                2001                                       2000
                                                                ----                                       ----
                                                                                 Average                                    Average
                                                Average                          Yield/    Average                          Yield/
                                                Balance        Interest           Cost    Balance (1)     Interest           Cost
                                                -------        --------           ----    -----------     --------           ----
                                                                                (Dollars in thousands)
Assets:
-------
Interest-earning assets:
      Mortgage loans, net ................      $342,448       $  6,478            7.57%   $306,642       $  5,759           7.51%
      Consumer and other loans, net ......       132,775          2,774            8.36      85,950          1,954           9.09
      Mortgage-backed securities .........        88,223          1,468            6.66      94,626          1,685           7.12
      Federal funds sold .................         4,925             49            3.98        --             --          --
      Interest earning accounts at banks .           804              6            2.99         517              8           6.19
      Investment securities ..............       127,903          2,060            6.44     104,353          1,912           7.33
                                                --------       --------                    --------       --------
      Total interest-earning assets ......       697,078         12,835            7.37     592,088         11,318           7.65
                                                               --------                                   --------
      Non-interest earning assets ........        41,360                                     44,920
                                                --------                                   --------
      Total assets .......................      $738,438                                   $637,008
                                                ========                                   ========

Liabilities and retained earnings:
----------------------------------

Interest-bearing liabilities:
      Passbook accounts ..................      $112,183            861            3.07%   $ 95,044            668           2.81%
      Escrow deposits ....................         1,400              7            2.00       7,400             37           2.00
      NOW accounts .......................        35,401            153            1.73      25,830             92           1.42
      Money market accounts ..............        68,882            617            3.58      50,157            559           4.46
      Certificate accounts ...............       127,024          1,730            5.45      91,197          1,186           5.20
                                                --------       --------                    --------       --------
      Total deposits .....................       344,890          3,368            3.91     269,628          2,542           3.77
      Borrowed funds .....................       264,348          3,658            5.54     261,378          4,001           6.12
                                                --------       --------                    --------       --------
      Total interest-bearing liabilities .       609,238          7,026            4.61     531,006          6,543           4.93
Non-interest bearing liabilities .........        55,814                                     41,934
                                                --------                                   --------
      Total liabilities ..................       665,052                                    572,940
Retained earnings ........................        73,386                                     64,068
                                                --------                                   --------
      Total liabilities and retained
      earnings ...........................      $738,438                                   $637,008
                                                ========                                   ========
Net interest income/interest rate spread .                     $  5,809            2.76%                  $  4,775           2.72%
                                                               ========          ======                   ========         ======
Net interest-earning assets/net
  interest margin ........................      $ 87,840                           3.33%   $ 61,082                          3.23%
                                                ========                         ======    ========                        ======

Ratio of interest-earning assets to
  interest-bearing liabilities ...........                                       114.42%                                   111.50%
                                                                                 ======                                    ======

---------------------------


(1) Certain reclassifications have been made to escrow and non-interest bearing deposits.

                                                                            Six Months Ended June 30,
                                                                            -------------------------
                                                                   2001                                   2000
                                                                   ----                                   ----
                                                                               Average                                  Average
                                                   Average                     Yield/       Average                     Yield/
                                                   Balance       Interest       Cost        Balance (1)  Interest        Cost
                                                   -------       --------       ----        -----------  --------        ----
                                                                                  (Dollars in thousands)
Assets:
-------
Interest-earning assets:
           Mortgage loans, net ..............     $338,613      $ 12,811        7.57%      $295,113       $11,042       7.48%
           Consumer and other loans, net ....      119,691         5,101        8.52         82,506         3,707       8.99
           Mortgage-backed securities .......       76,765         2,588        6.74         94,909         3,380       7.12
           Federal funds sold ...............        2,486            49        3.94            547            13       4.75
           Interest earning accounts at banks          956            21        4.39            899            17       3.78
           Investment securities ............      112,009         3,819        6.82        103,173         3,787       7.34
                                                  --------      --------                   --------       -------
           Total interest-earning assets ....      650,520        24,389        7.50        577,147        21,946       7.61
                                                                --------                                  -------
           Non-interest earning assets ......       42,919                                   43,540
                                                  --------                                 --------
           Total assets .....................     $693,439                                 $620,687
                                                  ========                                 ========

Liabilities and retained earnings:
----------------------------------
Interest-bearing liabilities:
           Passbook accounts ................     $102,273         1,498        2.93%      $ 91,258         1,247       2.73
           Escrow deposits ..................        2,500            25        2.00          6,100            61       2.00
           NOW accounts .....................       33,242           313        1.88         25,019           177       1.42
           Money market accounts ............       67,873         1,361        4.01         48,764         1,062       4.35
           Certificate accounts .............      124,201         3,456        5.57         92,659         2,379       5.14
                                                  --------      --------                   --------       -------
           Total deposits ...................      330,089         6,653        4.03        263,800         4,926       3.73
           Borrowed funds ...................      238,259         6,792        5.70        250,966         7,474       5.96
                                                  --------      --------                   --------       -------
           Total interest-bearing liabilities      568,348        13,445        4.73        514,766        12,400       4.82
                                                                --------                                  -------
Non-interest bearing liabilities ............       51,581                                   41,270
                                                  --------                                 --------
           Total liabilities ................      619,929                                  556,036
Retained earnings ...........................       73,510                                   64,651
                                                  --------                                 --------
           Total liabilities and retained
           earnings .........................     $693,439                                 $620,687
                                                  ========                                 ========
Net interest income/interest rate spread ....                   $ 10,944        2.77%                     $ 9,546       2.79%
                                                                ========      ======                      =======     ======
Net interest-earning assets/net
  interest margin ...........................     $ 82,172                      3.36       $ 62,381                     3.31%
                                                  ========                    ======       ========                   ======

Ratio of interest-earning assets to .........
  interest-bearing liabilities                                                 114.46%                                112.12%
                                                                               ======                                 ======

---------------------------

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

                                            Three Months Ended June 30, 2001       Six Months Ended June 30, 2001
                                                       Compared to                          Compared to
                                             Three Months Ended June 30, 2000      Six Months Ended June 30, 2000

                                          Increase (Decrease) in Net              Increase (Decrease) in
                                            Interest Income Due to               Net Interest Income Due
                                                                                          to

                                          Volume         Rate         Net        Volume         Rate         Net
                                          ------         ----         ---        ------         ----         ---

                                                   (In thousands)                            (In thousands)
Interest-earning assets:
-----------------------
Mortgage loans, net ................     $   672      $    47      $   719      $ 1,628      $   142      $ 1,770
Consumer and other loans, net ......       1,065         (245)         820        1,671         (277)       1,394
Mortgage-backed securities .........        (114)        (103)        (217)        (646)        (146)        (792)
Federal funds sold .................          49         --             49           46          (10)          36
Interest earning accounts at banks .           4           (6)          (2)           1            3            4
Investment securities ..............         432         (284)         148          324         (293)          31
                                         -------      -------      -------      -------      -------      -------
       Total .......................       2,108         (591)       1,517        3,024         (581)       2,443
                                         -------      -------      -------      -------      -------      -------

Interest-bearing liabilities:
----------------------------
Passbook accounts ..................         120           73          193          150          101          251
Escrow accounts ....................         (30)        --            (30)         (36)        --            (36)
NOW accounts .......................          34           27           61           58           78          136
Money market accounts ..............         209         (151)          58          416         (117)         299
Certificates of deposit ............         466           78          544          810          267        1,077
Borrowed funds .....................          45         (388)        (343)        (378)        (304)        (682)
                                         -------      -------      -------      -------      -------      -------
       Total .......................         844         (361)         483        1,020           25        1,045
                                         -------      -------      -------      -------      -------      -------

Net change in net interest income ..     $ 1,264      $  (230)     $ 1,034      $ 2,004      $  (606)     $ 1,398
                                         =======      =======      =======      =======      =======      =======

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND
2000

         GENERAL. For the three months ended June 30, 2001, the Company recognized net income of $1.2 million, or $0.25 per share, as compared to net income of $984 thousand, or $0.21 per share, for the three months ended June 30, 2000, which represents a $212 thousand, or 21.5%, increase. Net interest income and non-interest income increased $1.0 million and $427 thousand, or 21.7% and 39.1%, respectively, for the three months ended June 30, 2001, which increases were partially offset by an increase in non-interest expense of $1.0 million, or 24.3%.

         INTEREST INCOME. Interest income amounted to $12.8 million for the three months ended June 30, 2001, as compared to $11.3 million for the three months ended June 30, 2000. This increase of $1.5 million, or 13.4%, was primarily the result of the $820 thousand increase in interest earned on other loans and the $719 thousand increase in interest earned on the Company's mortgage loan portfolio, and was partially offset by the $69 thousand decrease in interest and dividends earned on securities, as compared to the respective amounts earned over the three-month period ended June 30, 2000.

         The increase in interest earned on the Company's mortgage loan portfolio resulted primarily from the increase in the average yield of the portfolio to 7.57% for the three months ended June 30, 2001 from 7.51% for the three months ended June 30, 2000, as well as the $35.8 million, or 11.7%, increase in the average balances of mortgage loans to $342.4 million for the three months ended June 30, 2001, as compared to $306.6 million for the three months ended June 30, 2000. The increase in interest income on consumer and other loans was primarily the result of the increase in average balances of $46.8 million, or 54.5%, and was partially offset by a decrease in the average yield of such portfolio to 8.36% from 9.09%.

         Interest and dividends earned on securities declined slightly from $3.6 million to $3.5 million mainly due to the decrease in the average yield on investment securities and mortgage-backed securities to 6.44% and 6.66%, respectively, for the three months ended June 30, 2001 from 7.33% and 7.12%, respectively, for the comparable period in 2000. The decrease in the average yield was offset to a large extent by the increase in the average balances of investment securities and mortgage-backed securities, which aggregated $216.1 million for the three months ended June 30, 2001, as compared to $199.0 million for the three months ended June 30, 2000. The decrease in average yields of the new investments was due to the lower interest rate environment.

         INTEREST EXPENSE. Total interest expense for the three-month period ended June 30, 2001 increased by $483 thousand, or 7.4%, as compared to the same three-month period one year earlier, primarily as a result of the increase in the average balances of interest-bearing deposits which resulted mainly from the acquisition of the Carmel, New York branch. Over the same periods, the average balances of total interest- bearing liabilities increased by $77.9 million, or 14.7%, from $531.4 million to $609.2 million, which increase was primarily associated with funding the Company's loan growth and the acquisition of the Carmel, New York branch. Partially offsetting these increases was the decrease in the average cost of borrowed funds to 5.54% as of June 30, 2001 from 6.12% at June 30, 2000.

         NET INTEREST INCOME. Net interest income for the three months ended June 30, 2001 increased $1.0 million, or 21.7%, to $5.8 million compared to the three months ended June 30, 2000, primarily as a result of the increase in the average balances of the Company's loan and investment securities portfolios and a decrease in the average cost of interest-bearing liabilities. This increase was partially offset by the decrease in the average yield of interest-earning assets and the increase in the average balances and average costs of the Company's interest-bearing deposits. Interest rate spread increased to 2.76% from 2.72%, and the net interest margin was 3.33% and 3.23%, respectively, for the three-month periods ended June 30, 2001 and 2000.

         PROVISION FOR LOAN LOSSES. The provision for loan losses for the three months ended June 30, 2001 and 2000 was $245 thousand and $205 thousand, respectively. This provision is a result of management's assessment of the loan portfolio, the level of the Company's allowance for loan losses and its assessment of the local economy and market conditions, coupled with the growth in the loan portfolio, particularly in commercial loans.

         NON-INTEREST INCOME. Non-interest income, net, for the three months ended June 30, 2001 totaled $1.5 million, as compared to $1.1 million for the three months ended June 30, 2000. This increase was primarily due to the $346 thousand increase in service and fee income, to the $84 thousand gain on the sale of loans and to the $14 thousand increase in gains on securities transactions. The increase in service and fee income can be attributed to the acquisition of Hardenburgh in February 2001 and the Carmel, New York branch in May 2001 and to deposit and loan growth. Partially offsetting these increases was the $13 thousand reduction in the valuation of residential loans held-for-sale at the lower of cost or market included in other income, in accordance with the FASB Statement No. 65, "Accounting for Certain Mortgage Banking Activities."

         NON-INTEREST EXPENSE. Non-interest expense increased by $1.0 million for the three-month period ended June 30, 2001 as compared to June 30, 2000. Salaries and employee benefits expense increased $297 thousand for the three months ended June 30, 2001 as compared to the comparable period in 2000. This increase was attributable, in part, to the additions to staff that resulted from the Company's acquisition of the Carmel, New York branch office, as well as the additional expense associated with the acquisition of Hardenburgh. Professional fees and occupancy expense increased $286 thousand and $101 thousand, respectively, for the three months ended June 30, 2001 as compared to June 30, 2000. Professional fees increased as a result of the fees paid by the Company for the related legal and consulting services necessary to complete the acquisitions, along with the formation of, and regulatory approvals for, The Warwick Commercial Bank ("Warwick Commercial"), a wholly owned subsidiary of Warwick Savings that will accept municipal deposits in New York and which opened for business on July 24, 2001. The increase in occupancy expense is directly related to the two acquisitions discussed above. Other expenses increased $369 thousand or 51.8% for the three months ended June 30, 2001 as compared to June 30, 2000. This increase in primarily attributable to the charges associated with the integration of Hardenburgh and the Carmel, New York branch with the Company's operational platforms. Partially offsetting these increases were the decreases in data processing expense and advertising expense of $23 thousand and $3 thousand, respectively, for the three months ended June 30, 2001.

         PROVISION FOR INCOME TAXES. The $180 thousand increase in the provision for income taxes to $631 thousand for the three-month period ended June 30, 2001, as compared to the three-month period ended June 30, 2000, was primarily attributable to the 27.3% increase in pre-tax income.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

         GENERAL. For the six months ended June 30, 2001, the Company recognized net income of $2.3 million, or $0.48 per share, as compared to net income of $2.0 million, or $0.42 per share, for the six months ended June 30, 2000. The increase was primarily attributable to increased interest income generated from the continued growth in the Company's loan and securities portfolios. Net interest income and non-interest income increased $1.4 million and $565 thousand, or 14.6% and 25.6%, respectively, for the six months ended June 30, 2001, and was partially offset by a $1.4 million, or 16.9%, increase in non-interest expense.

         INTEREST INCOME. Interest income amounted to $24.4 million for the six months ended June 30, 2001, as compared to $21.9 million for the six months ended June 30, 2000. This increase of $2.4 million, or 11.1%, was primarily the result of the $1.8 million increase in interest earned on the Company's mortgage loan portfolio and the increase of $1.4 million in interest earned on other loans and was partially offset by the $760 thousand decrease in interest and dividends earned on securities, as compared to the respective amounts earned over the six-month period ended June 30, 2000.

         The increase in interest earned on the Company's mortgage loan portfolio resulted primarily from the increase in the average yield of the portfolio to 7.57% for the six months ended June 30, 2001 from 7.48% for the six months ended June 30, 2000, as well as the $43.5 million, or 14.7%, increase in the average balances of mortgage loans at June 30, 2001 to $338.6 million for the six months ended June 30, 2001, as compared to $295.1 million for the six months ended June 30, 2000. The increase in interest income on consumer and other loans was primarily the result of the increase in average balances of $37.2 million, or 45.1%, partially offset by a decrease in the average yield of such portfolio to 8.52% from 8.99%.

         The decrease in interest and dividends earned on securities resulted mainly from the decrease in the average aggregate balances of investment securities and mortgage-backed securities, to $188.8 million for the six months ended June 30, 2001 as compared to $198.1 million for the six months ended June 30, 2000 coupled with the decrease in the average yield on investment securities and mortgage-backed securities to 6.82% and 6.74%, respectively, for the six months ended June 30, 2001 as compared to 7.34% and 7.12%, respectively, for the six months ended June 30, 2000. The decrease in the average balances was due primarily to the sale of a significant amount of the Company's lower yielding securities at the end of 2000.

         INTEREST EXPENSE. Interest expense over the six-month period ended June 30, 2001 on total interest- bearing deposits and borrowed funds increased by $1.0 million when compared to the same six-month period one year earlier, primarily as a result of the increase in the aggregate average balances of interest-bearing deposits and borrowed funds. Over the same periods, the average balances of total interest-bearing liabilities increased by $53.6 million, or 10.4%, from $514.8 million to $568.3 million, which increase was primarily associated with funding the Company's loan growth and the acquisition of the Carmel, New York branch office. Partially offsetting these increases was the decrease in the average cost of interest-bearing liabilities to 4.73% for the six month period ended June 30, 2001 from 4.82% at June 30, 2000.

         NET INTEREST INCOME. Net interest income for the six months ended June 30, 2001 increased $1.4 million, or 14.6%, to $10.9 million compared to the six months ended June 30, 2000, primarily as a result of the increase in the average balances of the Company's loan portfolio. This increase was partially offset by the increase in the average balances of the Company's interest-bearing liabilities. Interest rate spread decreased to 2.77% from 2.79%, and the net interest margin increased to 3.36% from 3.31%, respectively, for the six-month period ended June 30, 2001 compared to the six-month period ended June 30, 2000.

         PROVISION FOR LOAN LOSSES. The provision for loan losses for the six months ended June 30, 2001 and 2000 was $480 thousand and $390 thousand, respectively. This provision is a result of management's assessment of the loan portfolio, the level of the Company's allowance for loan losses and its assessment of the local economy and market conditions.

         NON-INTEREST INCOME. Non-interest income, net, for the six months ended June 30, 2001 and June 30, 2000 totaled $2.8 million and $2.2 million, respectively. Service and fee income, net gain on sale of loans and gain on sale of mortgage servicing rights increased $337 thousand, $191 thousand and $110 thousand, respectively, for the six months ended June 30, 2001, as compared to the comparable period in 2000. The increase in service and fee income resulted primarily from deposit and loan growth associated with the acquisition of the Carmel, New York branch and from fees resulting from the acquisition of Hardenburgh. Partially offsetting these increases was the $67 thousand decrease in other income. The decrease in other income was primarily due to a $105 thousand reduction of a previously recognized unrealized gain on the valuation of residential mortgage loans held-for-sale at the lower of cost or market included in other income, in accordance with the FASB's Statement No. 65, "Accounting for Certain Mortgage Banking Activities," which was partially offset by an increase of $43 thousand in the cash surrender value of the bank owned life insurance that was purchased by Warwick Savings early in the first quarter of 2000.

         NON-INTEREST EXPENSE. Non-interest expense increased by $1.4 million for the six-month period ended June 30, 2001 as compared to June 30, 2000. Salaries and employee benefits expense grew by $453 thousand for the six months ended June 30, 2001. This is primarily the result of additions to staff that resulted from the Company's acquisition of the Carmel, New York branch office and the acquisition of Hardenburgh. Other expenses, professional fees and occupancy expense increased $665 thousand, $242 thousand and $157 thousand, respectively, for the six months ended June 30, 2001. The increase in other expenses was the result of non-recurring charges associated with exiting the mortgage loan servicing business and charges associated with the integration of Hardenburgh and the Carmel, New York branch with the Company's operational platforms. The increase in professional fees was for the related legal and consulting services necessary to complete the acquisitions, as well as the formation of, Warwick Commercial. The increase in occupancy expenses was also attributable to the aforementioned acquisitions. Partially offsetting these increases were the decreases in data processing expense and advertising expense of $78 thousand and $36 thousand, respectively.

         PROVISION FOR INCOME TAXES. The increase in the provision for income taxes for the six-month period ended June 30, 2001, as compared to the same period ended June 30, 2000, was primarily attributable to the increase of 15.4% in pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity is managed from a composite of customer deposits, from cash and short-term interest- earning assets, from mortgage loans held for sale, from the investment securities portfolio held available for sale and from the Company's ability to borrow from the FHLBNY. At June 30, 2001, management had utilized $19.3 million in repurchase agreements and $302.4 million in FHLBNY advances to augment the Company's earnings, and management intends to enter into additional transactions in order to leverage the Company's capital base further.

         At June 30, 2001, the Company's total approved loan origination commitments outstanding totaled $90.0 million. At the same time, the unadvanced portion of residential construction loans totaled $4.8 million. Certificates of deposit scheduled to mature in one year or less at June 30, 2001 totaled $102.7 million. Based on historical experience, management believes that a significant portion of such deposits will remain with the Company.

         At June 30, 2001, the Company had cash and due from banks of $18.9 million, federal funds sold of $5.0 million and securities available for sale of $227.3 million. Management believes these amounts, together with the Company's borrowing capabilities, to be more than adequate to meet its short-term cash needs.

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

         At June 30, 2001, the Company exceeded the minimum regulatory capital guidelines imposed by the Federal Reserve Board, which are substantially similar to the requirements of the FDIC, with a Tier 1 capital level of $71.4 million, or 9.71% of average assets, which is well above the required level of $29.4 million, or 4% of average assets. The Company's ratio of Tier 1 capital to risk-weighted assets of 15.67% at June 30, 2001 is also well above the required level of 4%. The Company's ratio of total capital to risk-weighted assets is 16.39%, which is well above the required level of 8%. In addition, Warwick Savings' and Towne Center's capital ratios qualify each of them to be treated as "well capitalized" for regulatory purposes.

         The following table shows Warwick Savings' regulatory capital positions and ratios as of June 30, 2001.

                                         Actual Capital                Required Capital               Excess Capital
                                     Amount          Percent         Amount         Percent        Amount        Percent
                                     ------          -------         ------         -------        ------        -------
Total Capital..................
     (to risk-weighted assets)   $   58,022         13.54%       $   34,288          8.00%        $23,734        5.54%
Tier 1 Capital.................
     (to risk-weighted assets)       54,972         12.83            17,144          4.00          37,828        8.83
Tier 1 Capital.................
     (to average assets)             54,972          7.54            29,163          4.00          25,809        3.54

         The following table shows the Towne Center's regulatory capital positions and ratios as of June 30, 2001.


                                         Actual Capital                Required Capital               Excess Capital
                                     Amount          Percent         Amount         Percent        Amount        Percent
                                     ------          -------         ------         -------        ------        -------
Total Capital..................
     (to risk-weighted assets)        $9,102          34.20%       $  2,129           8.00%        $6,973         26.20%
Tier 1 Capital.................
     (to risk-weighted assets)         8,833          33.19           1,065           4.00          7,768         29.19
Tier 1 Capital.................
     (to average assets)               8,833          24.58           1,437           4.00          7,396         20.58


OTHER MATTERS

         APPOINTMENT OF FRED G. KOWAL AS CHAIRMAN AND CHIEF EXECUTIVE OFFICER . In accordance with the management succession plan announced in December 2000, on July 26, 2001, Warwick Community Bancorp, Inc. announced that Fred G. Kowal had been elected as Chairman and Chief Executive Officer, succeeding Timothy A. Dempsey.

         FORMATION OF A LIMITED PURPOSE COMMERCIAL BANK. On July 24, 2001, The Warwick Commercial Bank, a wholly owned subsidiary of Warwick Savings formed for the limited purpose of accepting municipal deposits in New York, opened for business. Warwick Commercial's deposits are insured up to the maximum allowable amount by the Bank Insurance Fund of the FDIC.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
           ----------------------------------------------------------

           Quantitative and qualitative disclosure about market risk is presented at December 31, 2000 in the Company's Annual Report on Form 10-K, which was filed with the Commission on March 23, 2001. There have been no material changes in the Company's market risk at June 30, 2001 as compared to December 31, 2000.

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

           Not applicable.

ITEM 5.    OTHER INFORMATION
           -----------------

           Not applicable.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
           --------------------------------

           (a)    Exhibits
                  --------

           10.26 Employment Agreement between Warwick Community Bancorp, Inc. and Fred G. Kowal (which supersedes the previous Employment Agreement by and among Warwick Community Bancorp, Inc., The Towne Center Bank and Fred G. Kowal, which was filed as Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).

           10.27 Second Amendment to the Recognition and Retention Plan of Warwick Community Bancorp, Inc.

           10.28 The Warwick Savings Bank 401(k) Savings Plan, restated as of August 31, 2000 (which supersedes the previous 401(k) Savings Plan which was filed as
                           Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).

           10.29 Trust Agreement for The Warwick Savings Bank 401(k) Savings Plan among The Warwick Savings Bank and Timothy A. Dempsey, Ronald J. Gentile, Nancy L. Sobotor-Littell, Arthur W. Budich and Barbara A. Rudy, as trustees.

           10.30           The Warwick Savings Bank Outside Directors' Stock
                           Plan.

           10.31           First Amendment to Warwick Community Bancorp, Inc.
                           Employee Stock Ownership Plan.

           10.32           Second Amendment to Warwick Community Bancorp, Inc.
                           Employee Stock Ownership Plan.

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




                                      WARWICK COMMUNITY BANCORP, INC.
                                      (Registrant)



Date: August 7, 2001                  By:  /s/ Ronald J. Gentile
                                           -------------------------------------
                                           Ronald J. Gentile
                                           President and Chief Operating Officer





Date: August 7, 2001                  By:  /s/ Arthur W. Budich
                                           -------------------------------------
                                           Arthur W. Budich
                                           Senior Vice President and
                                            Chief Financial Officer