Form 10-Q
period 2001-09-30
WARWICK COMMUNITY BANCORP INC
filed 2001-11-14
CIK 1046209

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2001

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


         As of November 6, 2001, there were 4,970,376 shares of the registrant's common stock outstanding.

                                                     FORM 10-Q
                                          WARWICK COMMUNITY BANCORP, INC.
                                                       INDEX
                                                                                                             Page
PART I-- FINANCIAL INFORMATION                                                                               Number
------------------------------                                                                               ------
Item 1.       Financial Statements -- Unaudited

              Consolidated Statements of Financial Condition at
              September 30, 2001 and December 31, 2000                                                        3

              Consolidated Statements of Income for the three and nine months
              ended September 30, 2001 and 2000                                                               4

              Consolidated Statements of Changes in Equity for
               the nine months ended September 30, 2001 and 2000                                              5

              Consolidated Statements of Cash Flows for the nine
               months ended September 30, 2001 and 2000                                                       6

              Notes to Unaudited Consolidated Financial Statements                                         7-10

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                                         11-21

Item 3.       Quantitative and Qualitative Disclosures about Market Risk                                     21

PART II -- OTHER INFORMATION
----------------------------

Item 1.       Legal Proceedings                                                                              21

Item 2.       Changes in Securities                                                                          21

Item 3.       Defaults Upon Senior Securities                                                                21

Item 4.       Submission of Matters to a Vote of Security Holders                                            21

Item 5.       Other Information                                                                              21

Item 6.       Exhibits and Reports on Form 8-K                                                               21

Signature Page                                                                                               22


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

PART I--  FINANCIAL INFORMATION
          ---------------------

ITEM 1.    FINANCIAL STATEMENTS -- UNAUDITED
           ---------------------------------

                WARWICK COMMUNITY BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)

                                                                      September 30,2001        December 31, 2000
                                                                      -----------------        -----------------
                                                                                (Dollars in thousands)
                            ASSETS
   Cash on hand and in banks...................................           $  27,527                $  15,236
   Federal funds sold..........................................               5,000                       --
   Securities:
          Available-for-sale, at fair value....................             221,039                  145,818
          Held-to-maturity, at amortized cost (fair value of
          $2,854 at September 30, 2001 and $3,715 at
          December 31, 2000)...................................               2,821                    3,695
                                                                          ---------                ---------
            Total securities...................................             223,860                  149,513
                                                                          ---------                ---------
   Mortgage loans..............................................             352,647                  334,090
   Commercial loans............................................             111,171                   69,921
   Consumer loans..............................................              46,176                   30,909
                                                                          --------                 ---------
            Total loans........................................             509,994                  434,920
   Allowance for loan losses...................................              (3,447)                  (2,722)
                                                                          ---------                ---------
            Total loans, net...................................             506,547                  432,198
                                                                          ---------                ---------
   Accrued interest receivable.................................               3,976                    3,359
   Federal Home Loan Bank stock ...............................              16,935                   13,252
   Bank premises & equipment, net..............................               9,482                    7,620
   Bank owned life insurance..................................               11,158                   10,638
   Other assets................................................              17,479                    5,983
                                                                          ---------                ---------
            Total assets.......................................           $ 821,964                $ 637,799
                                                                          =========                =========

             LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Deposits:
   NOW and money market........................................           $ 114,731                $  94,595
   Savings.....................................................             126,145                   91,768
   Certificates of deposit.....................................             114,227                  122,891
   Non-interest-bearing checking...............................              51,894                   38,877
                                                                          ---------                ---------
            Total depositor accounts...........................             406,997                  348,131
   Mortgage escrow funds.......................................               2,134                    2,452
   Accrued interest payable....................................               2,470                    1,452
   Securities sold under agreements to repurchase..............              17,400                   16,845
   Federal Home Loan Bank advances.............................             303,756                  188,800
   Other liabilities...........................................              14,661                    7,538
                                                                          ---------                ---------
            Total liabilities..................................             747,418                  565,218
                                                                          ---------                ---------

                       STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value; 5,000,000 authorized; none
          issued...............................................                  --                       --
   Common stock, $.01 par value; 15,000,000 shares authorized;
        6,606,548 shares issued; 4,977,376 and 5,333,076 shares
        outstanding as of September 30, 2001 and December 31,
                 2000, respectively............................                  66                       66
   Additional paid-in capital..................................              63,191                   63,039
   Retained earnings...........................................              38,283                   35,774
   Accumulated other comprehensive income(loss), net...........               1,842                   (2,508)
   Unallocated ESOP common stock...............................               (5,105)                  (5,720)
   Unearned RRP common stock...................................              (2,101)                  (2,371)
                                                                          ---------                ---------
                                                                             96,176                   88,280
   Treasury stock (1,629,172 and 1,273,472 shares at September
         30, 2001 and December 31, 2000, respectively).........             (21,630)                 (15,699)
                                                                          ---------                ---------
            Total stockholders' equity.........................              74,546                   72,581
                                                                          ---------                ---------
            Total liabilities and stockholders' equity.........           $ 821,964                $ 637,799
                                                                          =========                =========

            SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS.

                WARWICK COMMUNITY BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)



                                                              For the Three Months         For the Nine Months
                                                              Ended September 30,          Ended September 30,
                                                          ---------------------------- -------------------------


                                                               2001          2000           2001           2000
                                                          -------------- ------------- --------------------------
                                                           (In thousands, except per   (In thousands, except per
                                                                 share amounts)              share amounts)
Interest Income:
     Interest on mortgage loans......................      $   6,877      $   6,214     $   19,688       $ 17,256
     Interest on other loans.........................          3,137          2,023          8,238          5,730
     Interest and dividends on securities............          4,024          3,516         10,431         10,684
     Interest on federal funds sold..................             44             --             93             13
     Interest on short-term money market
     instruments.....................................             14             18             35             34
                                                           ---------      ---------     ----------       --------
         Total interest income.......................         14,096         11,771         38,485         33,717
                                                           ---------      ---------     ----------       --------

Interest Expense:
     Time deposits...................................          1,424          1,784          4,880          4,163
     Money market deposits...........................            583            644          1,944          1,706
     Savings deposits................................          1,119            777          2,923          2,201
     Mortgagors' escrow deposits.....................             34             49             66            110
     Borrowed funds..................................          4,352          3,787         11,144         11,261
                                                           ---------      ---------     ----------       --------
        Total interest expense.......................          7,512          7,041         20,957         19,441
                                                           ---------      ---------     ----------       --------
        Net interest income..........................          6,584          4,730         17,528         14,276
                                                           ---------      ---------     ----------       --------

Provision for Loan Losses............................           (254)          (225)          (734)          (615)
                                                           ---------      ---------     ----------       --------
     Net interest income after provision for loan
     losses..........................................          6,330          4,505         16,794         13,661
                                                           ---------      ---------     ----------       --------

Non-Interest Income:
     Service and fee income..........................          1,326            976          3,384          2,697
     Gain(loss) on securities transactions...........             13         (1,113)            27         (1,093)
     Net gain on sale of loans.......................            445            344            671            379
     Gain on sale of mortgage servicing rights.......             --          1,438            110          1,438
     Other income....................................            158            196            525            630
                                                           ---------      ---------     ----------       --------
        Total non-interest income....................          1,942          1,841          4,717          4,051
                                                           ---------      ---------     ----------       --------

Non-Interest Expense:
     Salaries and employee benefits..................          3,603          2,586          8,870          7,400
     FDIC insurance..................................             18             16             53             45
     Occupancy.......................................            544            467          1,644          1,410
     Data processing.................................            298            228            818            826
     Advertising.....................................             31             38            106            149
     Professional fees...............................            254            285            902            661
     Other...........................................            831            629          2,941          2,105
                                                           ---------      ---------     ----------       --------
        Total non-interest expense...................          5,579          4,249         15,334         12,596
                                                           ---------      ---------     ----------       --------

     Income before provision for income taxes........          2,693          2,097          6,177          5,116
Provision for Income Taxes...........................            995            724          2,194          1,697
                                                           ---------      ---------     ----------       --------
     Net income......................................      $   1,698      $   1,373     $    3,983       $  3,419
                                                           =========      =========     ==========       ========

Weighted Average:
     Common shares...................................          4,700          4,848          4,735          4,879
     Dilutive stock options..........................             52             --             52             --
                                                           ---------      ---------     ----------       --------
                                                               4,752          4,848          4,787          4,879
                                                           =========      =========     ==========       ========
Earnings per Share:
     Basic...........................................      $   0.36       $    0.28     $    0.84        $   0.70
                                                           =========      =========     =========        ========
     Diluted.........................................      $   0.36       $    0.28     $    0.83        $   0.70
                                                           =========      =========     =========        ========

            SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS.

                WARWICK COMMUNITY BANCORP, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
                                   (UNAUDITED)

                                          Additional           Accumulated Other Unallocated     Unearned
                                  Common   Paid In   Retained   Comprehensive    Common Stock  Common Stock  Treasury  Comprehensive
                                   Stock   Capital   Earnings  Income(Loss), net Held by ESOP   Held by RRP   Stock     Income(Loss)
                                   -----   -------   --------  ----------------- ------------   -----------   -----     ------------
                                                                       (In thousands)
BALANCE, December 31,1999......    $ 66   $ 62,978   $ 32,430    $ (6,832)         $ (6,515)     $ (3,263)  $(12,292)
   Net Income, January 1, 2000-
   September 30, 2000..........      --         --      3,419          --                --            --         --       $ 3,419
   Unrealized appreciation on
   securities available-for-sale,
   net.........................      --         --         --       2,458                --            --         --         2,458
                                                                                                                           -------
   Comprehensive income(loss)..      --         --         --          --                --      $     --                  $ 5,877
                                                                                                                           =======
   Purchase of treasury stock..      --         --         --          --                --            --     (2,777)
   Valuation allowance  .......      --         --        415          --                --            --         --
   Allocation of ESOP stock....      --       (161)        --          --               590            --         --
   Cash dividends paid.........      --         --     (1,094)         --                --            --         --
   Earned portion of RRP ......      --         27         --                            --           695         --
                                   ----   --------   --------    --------          --------      --------   --------
BALANCE, September 30, 2000....    $ 66   $ 62,884   $ 35,170    $ (4,374)         $ (5,925)     $ (2,568)  $(15,069)
                                   ====   ========   ========    ========          ========      ========   ========
BALANCE, December 31, 2000.....    $ 66   $ 63,039   $ 35,774    $ (2,508)         $ (5,720)     $ (2,371)  $(15,699)
   Net Income, January 1, 2001-
   September 30, 2001..........      --         --      3,983          --                --            --         --       $ 3,983
   Unrealized appreciation on
   securities available-for-sale,
   net.........................      --         --         --       4,350                --            --         --         4,350
                                                                                                                           -------
   Comprehensive income........      --         --         --          --                --            --         --         8,333
                                                                                                                           =======
   Purchase of treasury stock..      --         --         --          --                --            --     (5,931)
   Allocation of ESOP stock....      --        116         --          --               615            --         --
   Cash dividends paid.........      --         --     (1,474)         --                --            --         --
   Outside Director stock plan       --        (11)        --          --                --            --         --
   Earned portion of RRP.......      --         47         --          --                --           270         --
                                   ----   --------   --------    --------          --------      --------   --------
BALANCE, September 30, 2001....    $ 66   $ 63,191   $ 38,283)   $  1,842          $ (5,105)     $ (2,101)  $(21,630)
                                   ====   ========   ========    ========          ========      ========   ========

            SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS.

                WARWICK COMMUNITY BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                          For the Nine Months
                                                                                          Ended September 30,
                                                                                          -------------------


                                                                                         2001               2000
                                                                                         ----               ----
                                                                                              (In thousands)
      CASH FLOWS FROM OPERATING ACTIVITIES
      Net income..................................................................    $  3,983           $  3,419
      Adjustments to reconcile net income to net cash used in
                operating activities:
                Depreciation......................................................         708                638
                Amortization of goodwill..........................................         151                 --
                Net gain on sale of mortgage servicing rights.....................        (110)            (1,438)
                Accretion of discount on investment securities....................      (1,262)            (1,745)
                Net increase in accrued interest receivable.......................        (617)              (322)
                Net increase in BOLI and other assets.............................     (12,016)           (12,664)
                Provision for loan losses.........................................         734                615
                Net gain on sales of loans........................................        (671)              (379)
                Net (gain) loss on sales of securities............................         (27)             1,093
                Net gain on sale of fixed assets..................................         (11)                --
                Increase(decrease)  in accrued interest payable...................       1,018                (69)
                Net increase in accrued expenses and other liabilities............       7,123             10,034
                                                                                      --------           --------
      Total reconciliation adjustments............................................      (4,980)            (4,237)
                                                                                      --------
                Net cash used in operating activities.............................        (997)              (818)
                                                                                      --------           --------

      CASH FLOWS FROM INVESTING ACTIVITIES
      Proceeds from maturities and calls of securities............................      23,326             12,650
      Purchases of securities.....................................................    (112,487)           (10,985)
      Proceeds from sale of trading securities and securities available-for-sale..       7,533             20,978
      Principal repayments from mortgage-backed securities........................      15,796              9,220
      Purchases of Federal Home Loan Bank capital stock...........................      (3,683)            (1,500)
      Net increase in loans.......................................................     (76,990)           (67,464)
      Purchases of fixed assets, net..............................................      (2,908)              (434)
                                                                                      --------           --------
                Net cash used in investing activities.............................    (149,413)           (37,535)
                                                                                      --------           --------

      CASH FLOWS FROM FINANCING ACTIVITIES
      Net increase in deposits....................................................      58,866             59,637
      Net decrease in escrow deposits.............................................        (318)              (240)
      Net increase (decrease) in borrowed funds...................................     115,511            (25,795)
      Dividends on common stock...................................................      (1,474)            (1,094)
      Purchase of treasury stock..................................................      (5,932)            (2,777)
      ESOP allocation.............................................................         731                429
      Earned portion of RRP.......................................................         317                722
                                                                                      --------           --------
                Net cash provided by financing activities.........................     167,701             30,882
                                                                                      --------           --------
                Net increase (decrease) in cash ..................................    $ 17,291           $ (7,471)
                                                                                      ========           ========

      CASH AT BEGINNING OF PERIOD.................................................    $ 15,236           $ 29,874
      CASH AT END OF PERIOD.......................................................      32,527             22,403
                                                                                      --------           --------
      CHANGE IN CASH..............................................................    $ 17,291           $(7,471)
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

         The unaudited consolidated financial statements included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. The results of operations for the nine months ended September 30, 2001are not necessarily indicative of the results of operations that may be expected for the entire year ending December 31, 2001. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC").

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

         On June 29, 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This Statement supersedes APB Opinion No. 17, "Intangible Assets." Under the new standard goodwill will no longer be subject to amortization over its estimated useful life. Rather goodwill will be subject to at least an annual assessment for impairment by applying a fair value test. An acquired intangible asset would be separately recognized if the benefit of the intangible assets is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged regardless of the acquirers intent to do so. All of the provisions of this Statement should be applied in fiscal years beginning after December 15, 2001, to all goodwill and other intangible assets recognized in an entity's statement of financial position at the beginning of that fiscal year, regardless of when those previously recognized assets were initially recognized. As of September 30, 2001, the Company had $2.9 million of goodwill included in other assets from the acquisitions of Hardenburgh Abstract Company of Orange County, Inc. ("Hardenburgh") and Country Bank's Carmel, New York branch. Hardenburgh was acquired for $1.0 million, $975 thousand of which represented goodwill. In connection with the acquisition of the Carmel branch, Warwick Savings assumed deposit liabilities of approximately $48 million and purchased loans of approximately $19 million, as well as the banking office and certain fixed and other assets, and the Company recognized $2.0 million of goodwill.

5.       LOAN PORTFOLIO COMPOSITION

         The following table sets forth the composition of the Company's loan portfolio in dollar amounts and percentage of the portfolio at the dates indicated.


                                                    At September 30, 2001      At December 31, 2000
                                                    ---------------------      --------------------

                                                                  Percent                    Percent
                                                     Amount       of Total       Amount     of Total
                                                     ------       --------       ------     --------
                                                                  (Dollars in thousands)
Mortgage loans:
--------------
Conventional one- to four-family loans..........   $   297,171      58.25%     $  296,928    68.22%
Mortgage loans held for sale....................             0       0.00          1,954      0.45
VA and FHA loans................................            79       0.02            266      0.06
Home equity loans...............................        31,479       6.17         25,594      5.88
Residential construction loans,net..............        24,491       4.80         10,124      2.33
                                                   -----------     ------      ---------    ------
   Total mortgage loans.........................       353,220      69.24        334,866     76.94
                                                   -----------     ------      ---------   -------
Consumer and other loans:
------------------------
Commercial loans by type:
   Non-farm and non-residential.................        49,535       9.71         31,756      7.30
   One- to four-family residential..............         1,502       0.29          1,583      0.36
   Multi-family.................................        14,857       2.91          7,267      1.67
   Farm.........................................         1,383       0.27          1,024      0.24
   Acquisition, development and
    construction................................         7,148       1.40          1,839      0.42
   Term loans...................................         2,185       0.43          2,482      0.57
   Installment loans............................        11,832       2.32          8,742      2.01
   Demand loans.................................           315       0.06            278      0.06
   Time loans...................................         4,224       0.83          2,377      0.55
   SBA loans....................................           637       0.13            280      0.06
   Lines-of-credit..............................        16,704       3.27         11,876      2.73
   Loans and draws disbursed...................            573       0.11             65      0.01
   Non-accrual..................................           433       0.09            424      0.10
                                                   -----------     ------      ---------    ------
   Total commercial loans.......................       111,328      21.82         69,993     16.08
Automobile......................................        41,756       8.19         27,675      6.36
Student.........................................            67       0.01            159      0.04
Credit card.....................................           865       0.17            965      0.22
Other consumer loans............................         2,921       0.57          1,580      0.36
                                                   -----------     ------      ---------    ------
Total consumer loans............................        45,609       8.94         30,379      6.98
                                                   -----------     ------      ---------    ------
   Total consumer and other loans...............       156,937      30.76        100,372     23.06
                                                   -----------     ------      ---------    ------
   Total loans..................................       510,157     100.00%       435,238   100.00%
                                                                   ======                  ======
Discount, premiums and deferred loan fees,net             (163)                     (318)
Allowance for loan losses.......................        (3,447)                   (2,722)
                                                   -----------                 ---------
   Total loans, net.............................   $   506,547                 $ 432,198
                                                   ===========                 =========

6.       NON-PERFORMING ASSETS

         The following table sets forth information regarding non-accrual loans, other past due loans and other real estate owned at the dates indicated.


                                                                   September 30,               December 31,
                                                                       2001                        2000
                                                                       ----                        ----
                                                                              (Dollars in thousands)
Non-accrual mortgage loans delinquent more
than 90 days...................................................     $   1,316                   $   416
Non-accrual other loans delinquent more than 90 days...........           622                       542
                                                                    ---------                   -------
Total non-accrual loans........................................         1,938                       958
Total 90 days or more delinquent and still accruing............           116                       281
                                                                    ---------                   -------
Total non-performing loans.....................................         2,054                     1,239
Total foreclosed real estate, net of related allowance for losses       1,111                     1,268
                                                                    ---------                   -------
Total non-performing assets....................................     $   3,165                   $ 2,507
                                                                    =========                   =======
Non-performing loans to total loans............................          0.41%                     0.28%
Total non-performing assets to total assets....................          0.39%                     0.39%

7.       ALLOWANCE FOR LOAN LOSSES

         The following table sets forth the activity in the Company's allowance for loan losses at and for the periods indicated.


                                                             Nine Months Ended                       Year Ended
                                                               September 30,                        December 31,
                                                               -------------                        ------------
                                                        2001                     2000                   2000
                                                        ----                     ----                   ----
                                                                      (Dollars in thousands)
ALLOWANCE FOR LOAN LOSSES:
Balance at beginning of period...............        $  2,722                 $  1,941                $ 1,941
CHARGE-OFFS:
      Real estate mortgage loans.............             --                        29                     29
      Commercial loans.......................             --                        51                     63
      Consumer loans.........................             55                        59                     64
                                                     -------                  --------                -------
      Total charge-offs......................             55                       139                    156
RECOVERIES:
      Real estate mortgage loans.............             --                        --                     27
      Commercial loans.......................             --                        --                     --
      Consumer loans.........................             46                         9                     10
                                                     -------                  --------                -------
      Total recoveries.......................             46                         9                     37

Provision for loan losses....................            734                       615                    900
                                                     -------                  --------                -------
Balance at end of Period.....................        $ 3,447                  $  2,426                $ 2,722
                                                     =======                  ========                =======

Ratio of net charge-offs during the period to
average loans outstanding....................           0.00%                     0.03%                  0.03%
Ratio of allowance for loan losses to total loans
at end of period.............................           0.68%                     0.58%                  0.63%
Ratio of allowance for loan losses to non-
performing loans.............................         167.82%                   168.54%                219.69%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           ---------------------------------------------------------------

GENERAL

         The Company is a bank holding company incorporated in September 1997 under the laws of the State of Delaware and is registered under the Bank Holding Company Act of 1956, as amended ("BHCA"). The Company elected to become a financial holding company under the BHCA in October 2000. The primary business of the Company is the operation of its wholly owned subsidiaries, Warwick Savings, Towne Center and Hardenburgh, the Company's title insurance agency subsidiary. Presently, the only significant assets of the Company are the capital stock of Warwick Savings, Towne Center and Hardenburgh, the note evidencing the loan the Company made to the ESOP to allow the ESOP to purchase 8% of the Company's common stock issued in the Company's initial public offering, and the investments acquired with the net proceeds of the offering retained by the Company. While the following discussion of financial condition and results of operations includes the collective results of the Company and its subsidiaries, this discussion reflects primarily Warwick Savings' activities. Unless otherwise disclosed, the information presented herein reflects the financial condition and results of operations of the Company and its subsidiaries on a consolidated basis, and as used herein the term "Company" refers to the Company and its subsidiaries collectively.

FINANCIAL CONDITION

         For the nine-month period ending September 30, 2001, total assets of the Company increased $184.2 million, or 28.9%, from $637.8 million at December 31, 2000 to $822.0 million at September 30, 2001. This increase in total assets was primarily attributable to a $75.2 million, or 51.6%, increase in securities available for sale, which increased from $145.8 million at December 31, 2000 to $221.0 million at September 30, 2001, and the $75.1 million, or 17.3%, increase in total loans, which increased from $434.9 million at December 31, 2000 to $510.0 million at September 30, 2001. The increase in the securities portfolios resulted from growth in U.S. agency bonds and mortgage-backed securities attributable to the Company's utilization of wholesale leveraging transactions during the second quarter of 2001. The increase in total loans was attributable to growth in the commercial, mortgage and consumer loan portfolios. The Federal Home Loan Bank of New York ("FHLBNY") stock portfolio increased by $3.7 million in conjunction with both the Company's larger asset size and the utilization of advances provided by the FHLBNY for the aforementioned wholesale leveraging transactions.

         The Company's asset growth was funded primarily by increases in deposit balances and advances provided by the FHLBNY. Deposits increased $58.9 million, or 16.9%, from $348.1 million at December 31, 2000 to $407.0 million at September 30, 2001. This increase was primarily attributable to the acquisition of the Carmel, New York branch during the second quarter of 2001, which is now Warwick Savings' sixth full-service banking office. Savings, NOW and money market and non-interest-bearing checking accounts increased $34.4 million, $20.1 million and $13.0 million, respectively, and were partially offset by a $8.7 million decrease in certificates of deposit. The decrease in certificates of deposit was primarily attributable to the decrease of $20.0 million, or 100%, in brokered deposits that the Company redeemed without penalty in June 2001. The Company exercised its early redemption option in reaction to the significant decreases in the federal funds rate by the Federal Reserve Board's Open Market Committee during the first nine months of 2001. Partially offsetting this decrease was the addition of $7.0 million in certificates of deposit acquired with the Carmel, New York branch acquisition.

         Borrowed funds, comprised primarily of securities sold under repurchase agreements and FHLBNY advances, increased $115.5 million, from $205.6 million at December 31, 2000 to $321.2 million at September 30, 2001. FHLBNY advances increased $115.0 million to $303.8 million at September 30, 2001 from $188.8 million at December 31, 2000 primarily in connection with the aforementioned securities purchases.

         Total stockholders' equity increased by $2.0 million, or 2.7%, from $72.6 million at December 31, 2000 to $74.5 million at September 30, 2001. The increase was primarily attributable to net income of $4.0 million for the nine months ended September 30, 2001and the $4.4 million increase in unrealized appreciation on securities available for sale, net. The increase in total stockholders' equity was partially offset by the $5.9 million in open market purchases of 355,700 shares of the Company's outstanding common stock during the first nine months of 2001 in conjunction with the Company's seventh stock repurchase program. The increase in stockholders' equity was also partially offset by the payment of quarterly cash dividends to shareholders amounting to $1.5 million, which dividends were paid on March 30, 2001, June 30, 2001 and September 28, 2001.

ANALYSIS OF NET INTEREST INCOME

         Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

         AVERAGE BALANCE SHEETS. The following tables set forth certain information regarding the Company's average statements of financial condition and its statements of income for the three and nine months ended September 30, 2001 and 2000 and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs were derived by dividing interest income or expense by the average balance of assets or liabilities, respectively, for the periods shown. The yields include deferred fees and discounts, which are considered yield adjustments. Average balances were computed based on month-end balances. Management believes the use of average monthly balances instead of average daily balances does not have a material effect on the information presented.

                                                                        Three Months Ended September 30,
                                                                        --------------------------------
                                                                2001                                          2000
                                                                ----                                          ----
                                                                             Average                                        Average
                                               Average                        Yield/          Average                        Yield/
                                               Balance        Interest         Cost         Balance (1)      Interest         Cost
                                               -------        --------         ----         -----------      --------         ----
Assets:                                                                    (Dollars in thousands)
------
Interest-earning assets:
      Mortgage loans, net.................  $ 362,428        $  6,877          7.59%         $324,927        $ 6,214          7.65%
      Consumer and other loans, net.......    154,017           3,137          8.15            88,175          2,023          9.18
      Mortgage-backed securities..........    111,065           1,813          6.53            93,262          1,642          7.04
      Federal funds sold..................      5,000              44          3.52                --             --            --
      Interest earning accounts at banks..      1,385              14          4.04             1,140             18          6.32
      Investment securities...............    138,918           2,211          6.37           103,403          1,874          7.25
                                            ---------        --------                        --------        -------
      Total interest-earning assets.......    772,813          14,096          7.29           610,907         11,771          7.71
                                                             --------                                        -------
      Non-interest earning assets.........     49,242                                          44,759
                                            ---------                                        --------
      Total assets........................  $ 822,055                                        $655,666
                                            =========                                        ========

Liabilities and retained earnings:
---------------------------------
Interest-bearing liabilities:
      Passbook accounts...................  $ 126,063             974          3.09%         $ 94,467            681          2.88%
      Escrow deposits.....................      6,800              34          2.00             9,800             49          2.00
      NOW accounts .......................     36,270             145          1.60            26,777             96          1.43
      Money market accounts...............     71,533             583          3.26            54,015            644          4.77
      Certificate accounts................    113,605           1,424          5.01           119,368          1,784          5.98
                                            ---------        --------                        --------        -------
      Total deposits......................    354,271           3,160          3.57           304,427          3,254          4.28
      Borrowed funds......................    331,086           4,352          5.26           239,460          3,787          6.33
                                            ---------        --------                        --------        -------
      Total interest-bearing liabilities..    685,357           7,512          4.38           543,887          7,041          5.18
                                                             --------                                        -------
Non-interest bearing liabilities..........     61,637                                          45,730
                                            ---------                                        --------
      Total liabilities...................    746,994                                         589,617
Retained earnings.........................     75,061                                          66,049
                                            ---------                                        --------
      Total liabilities and retained
      earnings............................  $ 822,055                                        $655,666
                                            =========                                        ========
Net interest income/interest rate spread..                   $  6,584          2.91%                         $ 4,730          2.53%
Net interest-earning assets/net                              ========        ======                          =======        ======
   interest margin........................  $  87,456                          3.41%         $ 67,020                         3.10%
                                            =========                        ======          ========                       ======

Ratio of interest-earning assets to
  interest-bearing liabilities............                                   112.76%                                        112.32%
                                                                             ======                                         ======

---------------------------

(1) Certain reclassifications have been made to escrow and non-interest bearing deposits.

                                                                        Nine Months Ended September 30,
                                                                        -------------------------------
                                                                2001                                          2000
                                                                ----                                          ----
                                                                             Average                                        Average
                                               Average                        Yield/          Average                        Yield/
                                               Balance        Interest         Cost         Balance (1)      Interest         Cost
                                               -------        --------         ----         -----------      --------         ----
Assets:                                                                    (Dollars in thousands)
------
Interest-earning assets:
      Mortgage loans, net.................  $ 346,647        $ 19,688          7.57%         $305,118        $17,256          7.54%
      Consumer and other loans, net.......    131,259           8,238          8.37            84,409          5,730          9.05
      Mortgage-backed securities..........     88,322           4,401          6.64            94,366          5,021          7.09
      Federal funds sold..................      3,333              93          3.72               364             13          4.76
      Interest earning accounts at banks..      1,100              35          4.24               741             34          6.12
      Investment securities...............    121,079           6,030          6.64           103,261          5,663          7.31
                                            ---------        --------                        --------        -------
      Total interest-earning assets.......    691,740          38,485          7.42           588,259         33,717          7.64
                                                             --------                                        -------
      Non-interest earning assets.........     45,186                                          44,421
                                            ---------                                        --------
      Total assets........................  $ 736,926                                        $632,680
                                            =========                                        ========

Liabilities and retained earnings:
---------------------------------
Interest-bearing liabilities:
      Passbook accounts...................  $ 113,291           2,472          2.91%         $ 92,339          1,927          2.78%
      Escrow deposits.....................      4,400              66          2.00             7,333            110          2.00
      NOW accounts .......................     33,805             451          1.78            25,608            274          1.43
      Money market accounts...............     69,107           1,944          3.75            50,521          1,706          4.50
      Certificate accounts................    120,630           4,880          5.39           101,615          4,164          5.46
                                            ---------        --------                        --------        -------
      Total deposits......................    341,233           9,813          3.83           277,416          8,181          3.93
      Borrowed funds......................    269,542          11,144          5.51           247,155         11,260          6.07
                                            ---------        --------                        --------        -------
      Total interest-bearing liabilities..    610,775          20,957          4.57           524,571         19,441          4.94
                                                             --------                                        -------
Non-interest bearing liabilities..........     52,118                                          42,855
                                            ---------                                        --------
      Total liabilities...................    662,893                                         567,426
Retained earnings.........................     74,033                                          65,254
                                            ---------                                        --------
      Total liabilities and retained
      earnings............................  $ 736,926                                        $632,680
                                            =========                                        ========
Net interest income/interest rate spread..                   $ 17,528          2.85%                         $14,276          2.70%
Net interest-earning assets/net                              ========        ======                          =======        ======
   interest margin........................  $  80,965                          3.38%         $ 63,688                         3.24%
                                            =========                        ======          ========                       ======

Ratio of interest-earning assets to
  interest-bearing liabilities............                                   113.26%                                        112.14%
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

                                         Three Months Ended September 30, 2001      Nine Months Ended September 30, 2001
                                                      Compared to                               Compared to
                                         Three Months Ended September 30, 2000      Nine Months Ended September 30, 2000
                                         -------------------------------------      ------------------------------------
                                         Increase (Decrease) in Net                 Increase (Decrease) in Net
                                         Interest Income Due to                     Interest Income Due to
                                         ----------------------                     ----------------------
                                          Volume           Rate           Net        Volume          Rate          Net
                                          ------           ----           ---        ------          ----          ---
                                                     (In thousands)                            (In thousands)
Interest-earning assets:
-----------------------
Mortgage loans, net.................     $  717        $   (54)         $  663       $2,349       $    83        $ 2,432
Consumer and other loans, net.......      1,511           (397)          1,114        3,180          (672)         2,508
Mortgage-backed securities..........        313           (142)            171         (322)         (298)          (620)
Federal funds sold..................         44             --              44          106           (26)            80
Interest earning accounts at banks..          4             (8)             (4)          16           (15)             1
Investment securities...............        644           (307)            337          977          (610)           367
                                         ------        -------          ------       ------       -------        -------
          Total.....................      3,233           (908)          2,325        6,306        (1,538)         4,768
                                         ------        -------          ------       ------       -------        -------

Interest-bearing liabilities:
----------------------------
Passbook accounts...................        228             65             293          437           108            545
Escrow accounts.....................        (15)            --             (15)         (44)           --            (44)
NOW accounts........................         34             15              49           88            89            177
Money market accounts...............        209           (270)            (61)         628          (390)           238
Certificates of deposit.............        (86)          (274)           (360)         779           (63)           716
Borrowed funds......................      1,449           (884)            565        1,020        (1,136)          (116)
                                         ------        -------          ------       ------       -------        -------
          Total.....................      1,819         (1,348)            471        2,908        (1,392)        (1,516)
                                         ------        -------          ------       ------       -------        -------

Net change in net interest income...     $1,414        $   440          $1,854       $3,398       $  (146)       $ 3,252
                                         ======        =======          ======       ======       =======        =======



COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

         GENERAL. For the three months ended September 30, 2001, the Company recognized net income of $1.7 million, or $0.36 per diluted share, as compared to net income of $1.4 million, or $0.28 per diluted share, for the three months ended September 30, 2000, which represents a $325 thousand, or 23.7%, increase. The increase was primarily attributable to increased interest income generated from the continued growth in the Company's loan and securities portfolio. Net interest income and non-interest income increased $1.9 million and $101 thousand, or 39.2% and 5.5%, respectively, for the three months ended September 30, 2001, which increases were partially offset by an increase in non-interest expense of $1.3 million, or 31.3%.

         INTEREST INCOME. Interest income amounted to $14.1 million for the three months ended September 30, 2001, as compared to $11.8 million for the three months ended September 30, 2000. This increase of $2.3 million, or 19.8%, was primarily the result of the $1.1 million increase in interest earned on other loans, the $663 thousand increase in interest earned on the Company's mortgage loan portfolio and the $508 thousand increase in interest and dividends earned on securities, as compared to the respective amounts earned over the three-month period ended September 30, 2000.

         The increase in interest income on consumer and other loans was primarily the result of the increase in the average balances of $65.8 million, or 74.7%, and was partially offset by a decrease in the average yield of such portfolio to 8.15% from 9.18%. The increase in interest earned on the Company's mortgage loan portfolio resulted primarily from the $37.5 million, or 11.5%, increase in the average balances of mortgage loans to $362.4 million for the three months ended September 30, 2001, as compared to $324.9 million for the three months ended September 30, 2000, and was partially offset by the decrease in the average yield of the portfolio to 7.59% for the three months ended September 30, 2001 from 7.65% for the three months ended September 30, 2000.

         Interest and dividends earned on securities increased slightly from $3.5 million to $4.0 million mainly due to the $53.3 million increase in the average balances of investment securities and mortgage-backed securities, which aggregated $250.0 million for the three months ended September 30, 2001, as compared to $196.7 million for the three months ended September 30, 2000. These increases were partially offset by the decreases in the average yield on investment securities and mortgage-backed securities to 6.37% and 6.53%, respectively, for the three months ended September 30, 2001 from 7.25% and 7.04%, respectively, for the comparable period in 2000. The decrease in average yields of the new investments was generally due to the lower interest rate environment.

         INTEREST EXPENSE. Total interest expense for the three-month period ended September 30, 2001 increased by $471 thousand, or 6.7%, as compared to the same three-month period one year earlier, primarily as a result of the increase in the average balances of interest-bearing deposits which resulted mainly from the acquisition of the Carmel, New York branch. Over the same periods, the average balances of total interest-bearing liabilities increased by $141.5 million, or 26.0%, from $543.9 million to $685.4 million, which increase was primarily associated with funding the Company's loan growth and the acquisition of the Carmel, New York branch. Partially offsetting these increases was the decrease in the average cost of borrowed funds to 5.26% as of September 30, 2001 from 6.33% at September 30, 2000.

         NET INTEREST INCOME. Net interest income for the three months ended September 30, 2001 increased $1.9 million, or 39.2%, to $6.6 million, as compared to the three months ended September 30, 2000, primarily as a result of the increase in the average balances of the Company's loan and investment securities portfolios and a decrease in the average cost of interest-bearing liabilities. This increase was partially offset by the decrease in the average yield of interest-earning assets and the increase in the average balances of the Company's interest- bearing deposits. Interest rate spread increased to 2.91% from 2.53%, and net interest margin increased to 3.41% from 3.10%, respectively, for the three-month period ended September 30, 2001 as compared to the three-month period ended September 30, 2000.

         PROVISION FOR LOAN LOSSES. The provision for loan losses for the three months ended September 30, 2001 and 2000 was $254 thousand and $225 thousand, respectively. This provision is a result of management's assessment of the loan portfolio, the level of the Company's allowance for loan losses and its assessment of the local economy and market conditions, coupled with the growth in the loan portfolio, particularly in commercial loans.

         NON-INTEREST INCOME. Non-interest income for the three months ended September 30, 2001 totaled $1.9 million, as compared to $1.8 million for the three months ended September 30, 2000. This increase was primarily due to the $350 thousand increase in service and fee income, the $101 thousand increase in gain on sale of loans and to the $1.1 million increase in gains on securities transactions. The increase in service and fee income can be attributed to the acquisition of Hardenburgh in February 2001 and the Carmel, New York branch in May 2001 and to deposit and loan growth. The results for the three months ended September 30, 2000 were impacted by a $1.4 million gain on the sale of mortgage servicing rights during 2000 that was mostly mitigated by losses realized on the sale of lower-yielding investment securities in accordance with the restructuring strategy that was in place during the third quarter of 2000.

         NON-INTEREST EXPENSE. Non-interest expense increased by $1.3 million for the three-month period ended September 30, 2001 as compared to September 30, 2000. Salaries and employee benefits expense increased $1.0 million for the three months ended September 30, 2001 as compared to the comparable period in 2000. This increase was primarily due to a $648 thousand one-time compensation charge associated with the retirement of the Company's former Chairman of the Board and Chief Executive Officer, as well as the additions to staff that resulted from the Company's acquisition of the Carmel, New York branch office, as well as the additional expense associated with the acquisition of Hardenburgh. Occupancy and data processing expense increased $77 thousand and $70 thousand, respectively, for the three months ended September 30, 2001 as compared to September 30, 2000. The increases in occupancy and data processing expense are directly related to the two acquisitions discussed above. Other expenses increased $202 thousand or 32.1% for the three months ended September 30, 2001 as compared to September 30, 2000. This increase is primarily attributable to the charges associated with the integration of Hardenburgh and the Carmel, New York branch with the Company's operational platforms. Partially offsetting these increases were the decreases in professional fees expense and advertising expense of $31 thousand and $7 thousand, respectively, for the three months ended September 30, 2001.

         PROVISION FOR INCOME TAXES. The $271 thousand increase in the provision for income taxes to $995 thousand for the three-month period ended September 30, 2001, as compared to the three-month period ended September 30, 2000, was primarily attributable to the 28.4% increase in pre-tax income.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

         GENERAL. For the nine months ended September 30, 2001, the Company recognized net income of $4.0 million, or $0.83 per diluted share, as compared to net income of $3.4 million, or $0.70 per diluted share, for the nine months ended September 30, 2000. The increase was primarily attributable to increased interest income generated from the continued growth in the Company's loan and securities portfolios. Net interest income and non-interest income increased $3.3 million and $666 thousand, or 22.8% and 16.4%, respectively, for the nine months ended September 30, 2001, and was partially offset by a $2.7 million, or 21.7%, increase in non-interest expense.

         INTEREST INCOME. Interest income amounted to $38.5 million for the nine months ended September 30, 2001, as compared to $33.7 million for the nine months ended September 30, 2000. This increase of $4.8 million, or 14.1%, was primarily the result of the $2.4 million increase in interest earned on the Company's mortgage loan portfolio and the increase of $2.5 million in interest earned on other loans and was partially offset by the $253 thousand decrease in interest and dividends earned on securities, as compared to the respective amounts earned over the nine-month period ended September 30, 2000.

         The increase in interest earned on the Company's mortgage loan portfolio resulted primarily from the increase in the average balances of mortgage loans at September 30, 2001 to $346.6 million for the nine months ended September 30, 2001, as compared to $305.1 million for the nine months ended September 30, 2000, and to a lesser extent, from the increase in the average yield of the portfolio to 7.57% for the nine months ended September 30, 2001 from 7.54% for the nine months ended September 30, 2000. The increase in interest income on consumer and other loans was primarily the result of the $46.9 million, or 55.5%, increase in the average balances of such loans, and was partially offset by a decrease in the average yield of such portfolio to 8.37% from 9.05%.

         The decrease in interest and dividends earned on securities resulted mainly from the decrease in the average yield on investment securities and mortgage-backed securities to 6.64% and 6.64%, respectively, for the nine months ended September 30, 2001, as compared to 7.31% and 7.09%, respectively, for the nine months ended September 30, 2000. Partially offsetting these decreases were the increases in the average aggregate balances of investment securities and mortgage-backed securities, to $209.4 million for the nine months ended September 30, 2001 as compared to $197.6 million for the nine months ended September 30, 2000.

         INTEREST EXPENSE. Interest expense over the nine-month period ended September 30, 2001 on total interest-bearing liabilities increased by $1.5 million when compared to the same nine-month period one year earlier, primarily as a result of the $86.2 million, or 16.4%, increase in the average balances of total interest- bearing liabilities from $524.6 million to $610.8 million. This increase was primarily associated with funding the Company's loan growth and the acquisition of the Carmel, New York branch office. Partially offsetting this increase was the decrease in the average cost of total interest-bearing liabilities to 4.57% for the nine month period ended September 30, 2001 from 4.94% at September 30, 2000.

         NET INTEREST INCOME. Net interest income for the nine months ended September 30, 2001 increased $3.3 million, or 22.8%, to $17.5 million compared to the nine months ended September 30, 2000, primarily as a result of the increase in the average balances of the Company's loan portfolio. This increase was partially offset by the increase in the average balances of the Company's interest-bearing liabilities. Interest rate spread increased to 2.85% from 2.70%, and net interest margin increased to 3.38% from 3.24%, respectively, for the nine-month period ended September 30, 2001 compared to the nine-month period ended September 30, 2000.

         PROVISION FOR LOAN LOSSES. The provision for loan losses for the nine months ended September 30, 2001 and 2000 was $734 thousand and $615 thousand, respectively. This provision is a result of management's assessment of the loan portfolio, the level of the Company's allowance for loan losses and its assessment of the local economy and market conditions.

         NON-INTEREST INCOME. Non-interest income for the nine months ended September 30, 2001 and September 30, 2000 totaled $4.7 million and $4.1 million, respectively. Gain on securities transactions, service and fee income and net gain on sale of loans increased $1.1 million, $687 thousand and $292 thousand, respectively, for the nine months ended September 30, 2001, as compared to the comparable period in 2000. The increase in gain on securities transactions for the nine months ended September 30, 2001 was attributable to the losses realized on the sale of securities during the third quarter of 2000. The increase in service and fee income resulted primarily from deposit and loan growth associated with the acquisition of the Carmel, New York branch and from fees resulting from the acquisition of Hardenburgh. The increase in the net gain on sale of loans is attributable to the approximately $25 million of jumbo mortgage loans that were sold during the third quarter of 2001, as the Company sought to reduce part of the prepayment risk and credit risk in its portfolio. Partially offsetting these increases was the $1.3 million decrease in gain on sale of mortgage servicing rights that were realized during the third quarter of 2000. The decrease in other income was primarily due to a $132 thousand reduction of a previously recognized unrealized gain on the valuation of residential mortgage loans held-for-sale at the lower of cost or market included in other income, in accordance with the FASB's Statement No. 65, "Accounting for Certain Mortgage Banking Activities," which was partially offset by an increase of $79 thousand in the cash surrender value of the bank owned life insurance that was purchased by Warwick Savings early in the first quarter of 2000.

         NON-INTEREST EXPENSE. Non-interest expense increased by $2.7 million for the nine-month period ended September 30, 2001 as compared to September 30, 2000. Salaries and employee benefits expense grew by $1.5 million for the nine months ended September 30, 2001. This is primarily the result of additions to staff that resulted from the Company's acquisition of the Carmel, New York branch office and the acquisition of Hardenburgh. Also contributing to the increase in salaries and employee benefits is the one-time compensation charge associated with the retirement of the Company's former Chairman of the Board and Chief Executive Officer. Other expenses, professional fees and occupancy expense increased $836 thousand, $241 thousand and $234 thousand, respectively, for the nine months ended September 30, 2001. The increase in other expenses was the result of non-recurring charges associated with exiting the mortgage loan servicing business and charges associated with the integration of Hardenburgh and the Carmel, New York branch with the Company's operational platforms. The increase in professional fees was for the related legal and consulting services necessary to complete the acquisitions, as well as the formation of The Warwick Commercial Bank, a wholly owned subsidiary of Warwick Savings that will accept municipal deposits in New York and which opened for business during the third quarter of 2001. The increase in occupancy expenses was also attributable to the aforementioned acquisitions. Partially offsetting these increases were the decreases in advertising expense and data processing expense of $43 thousand and $8 thousand, respectively.

         PROVISION FOR INCOME TAXES. The increase in the provision for income taxes to $2.2 million for the nine- month period ended September 30, 2001, as compared to the same period ended September 30, 2000, was primarily attributable to the 20.7% increase in pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity is managed from a composite of customer deposits, from cash and short-term interest-earning assets, from mortgage loans held for sale, from the investment securities portfolio held available for sale and from the Company's ability to borrow from the FHLBNY. At September 30, 2001, management had utilized $17.4 million in repurchase agreements and $303.8 million in FHLBNY advances to augment the Company's earnings, and management intends to enter into additional transactions in order to leverage the Company's capital base further.

         At September 30, 2001, the Company's total approved loan origination commitments outstanding, including the unadvanced portion of residential construction loans, totaled $81.4 million. Certificates of deposit scheduled to mature in one year or less at September 30, 2001 totaled $96.3 million. Based on historical experience, management believes that a significant portion of such deposits will remain with the Company.

         At September 30, 2001, the Company had cash and due from banks of $27.5 million, federal funds sold of $5.0 million and securities available for sale of $221.0 million. Management believes these amounts, together with the Company's borrowing capabilities, to be more than adequate to meet its short-term cash needs.

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

         At September 30, 2001, the Company exceeded the minimum regulatory capital guidelines imposed by the Federal Reserve Board, which are substantially similar to the requirements of the FDIC, with a Tier 1 capital level of $69.7 million, or 8.51% of average assets, which is well above the required level of $32.7 million, or 4% of average assets. The Company's ratio of Tier 1 capital to risk-weighted assets of 14.84% at September 30, 2001 is also well above the required level of 4%. The Company's ratio of total capital to risk-weighted assets is 15.57%, which is well above the required level of 8%. In addition, Warwick Savings', Warwick Commercial's and Towne Center's capital ratios qualify each of them to be treated as "well capitalized" for regulatory purposes.

         The following table shows Warwick Savings' regulatory capital positions and ratios as of September 30, 2001.


                                         Actual Capital                Required Capital               Excess Capital
                                     Amount          Percent         Amount         Percent        Amount        Percent
                                 -------------- ---------------- --------------  -------------  ------------- ----------
Total Capital..................
     (to risk-weighted assets)   $    57,552         13.08%           $   35,196      8.00%          $22,356       5.08%
Tier 1 Capital.................
     (to risk-weighted assets)        54,402         12.37                17,598      4.00            36,804       8.37
Tier 1 Capital.................
     (to average assets)              54,402          6.81                31,948      4.00            22,454       2.81

         The following table shows the Warwick Commercial's regulatory capital positions and ratios as of September 30, 2001.


                                         Actual Capital                Required Capital               Excess Capital
                                     Amount          Percent         Amount         Percent        Amount        Percent
                                 -------------- ---------------- --------------  -------------  ------------- ----------
Total Capital..................
     (to risk-weighted assets)        $3,007         129.22%          $    186        8.00%          $2,821        121.22%

Tier 1 Capital.................
     (to risk-weighted assets)        3,007          129.22                 93        4.00           2,914         125.22

Tier 1 Capital.................
     (to average assets)              3,007           55.46                217        4.00           2,790          51.46

     The following table shows the Towne Center's regulatory capital positions and ratios as of September 30, 2001.


                                         Actual Capital                Required Capital               Excess Capital
                                     Amount          Percent         Amount         Percent        Amount        Percent
                                 -------------- ---------------- --------------  -------------  ------------- ----------
Total Capital..................
     (to risk-weighted assets)        $9,090         32.40%           $   2,245       8.00%          $6,845        24.40%

Tier 1 Capital.................
     (to risk-weighted assets)         8,751         31.19                1,122       4.00            7,629        27.19

Tier 1 Capital.................
     (to average assets)               8,751         22.76                1,538       4.00            7,213        18.76




OTHER MATTERS

         RECENT TERRORIST ATTACK ON THE WORLD TRADE CENTER. On September 11, 2001, a severe terrorist attack destroyed several buildings in the New York City financial district, most notably both the north and south towers of the World Trade Center. As a result of this attack, many local businesses have been disrupted significantly. While the Company does not have any branches or offices in New York City, and did not suffer any direct losses in the attack, the overall effects of the terrorist attack and the resultant disruption of business may adversely impact the Company's business in the near future. This adverse impact may be realized in the form of problem loans or deposit outflows resulting from reductions in income levels of customers who work for employers in New York City and the surrounding area. At this time the Company cannot estimate which of these results would actually occur and the degree to which any of them will affect its financial condition or results of operations.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
           ----------------------------------------------------------

           Quantitative and qualitative disclosure about market risk is presented at December 31, 2000 in the Company's Annual Report on Form 10-K, which was filed with the Commission on March 23, 2001. There have been no material changes in the Company's market risk at September 30, 2001 as compared to December 31, 2000.


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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
           --------------------------------

           (a)    Exhibits

                     Not applicable.

           (b)    Reports on Form 8-K

                  1. Form 8-K, dated July 24, 2001, filing a copy of the Company's presentation made at the Keefe, Bruyette & Woods, Inc. Community Bank Investor Conference on July 25, 2001.

                  2. Form 8-K, dated July 26, 2001, announcing the appointment of Fred G.Kowal as Chairman of the Board and Chief Executive Officer of the Company.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                           WARWICK COMMUNITY BANCORP, INC.
                           (Registrant)



Date: November 6, 2001     By:  /s/RONALD J. GENTILE
                               -------------------------------------------------
                               Ronald J. Gentile
                               President and Chief Operating Officer





Date: November 6, 2001     By:  /s/ARTHUR W. BUDICH
                               -------------------------------------------------
                               Arthur W. Budich
                               Senior Vice President and Chief Financial Officer