Form 10-K405
period 2001-12-31
WARWICK COMMUNITY BANCORP INC
filed 2002-03-15
CIK 1046209

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 2001

[   ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

0-23293

(Commission File Number)

WARWICK COMMUNITY BANCORP, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	06-1497903
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

18 Oakland Avenue Warwick, New York	10990-0591
(Address of Principal Executive Offices)	(Zip Code)

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

YES        X

NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

As of March 1, 2002, there were 4,986,542 shares of the Registrant's common stock outstanding. The aggregate market value of the Registrant's common stock (based on closing price quoted on February 28, 2002) held by non-affiliates was approximately $92,202,643.

DOCUMENTS INCORPORATED BY REFERENCE

(1)

Portions of the definitive Proxy Statement for the Registrant's 2002 Annual Meeting of Shareholders are incorporated by reference into Items 10, 11, 12 and 13 of Part III hereof.

PART I

ITEM 1.

Business

General

Warwick Community Bancorp, Inc. ("Warwick" and with its subsidiaries the "Company") is a bank holding company incorporated in September 1997 under the laws of the State of Delaware and is registered under the Bank Holding Company Act of 1956, as amended ("BHCA"). Warwick elected to become a financial holding company under the BHCA in October 2000. Warwick was organized for the purpose of acquiring all of the outstanding capital stock of The Warwick Savings Bank ("Warwick Savings"). Warwick's operations consist principally of the operations of Warwick Savings, and, as of October 26, 1999, The Towne Center Bank, a de novo commercial bank formed by Warwick under the laws of the State of New Jersey and headquartered in Lodi, New Jersey ("Towne Center"). On February 26, 2001, the Company acquired Hardenburgh Abstract Company of Orange County, Inc. ("Hardenburgh"), to engage in the title insurance business. On July 24, 2001, the Warwick Commercial Bank, a limited purpose commercial bank, was formed by Warwick Savings under the laws of the State of New York to hold deposits from public entities ("Warwick Commercial"). The Company's deposits are insured by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC") up to the maximum amounts permitted by law.

Warwick Savings' principal business has been and continues to be attracting retail deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, primarily in one-to four-family residential mortgage loans, commercial business and commercial real estate loans and investing in various mortgage-backed, debt and equity securities. Warwick Savings also originates home equity loans known as "Good Neighbor Home Loans" and lines of credit, consumer loans, student loans and credit card loans. Additionally, Warwick Savings sells "Savings Bank Life Insurance."

Towne Center opened for business on October 26, 1999. Towne Center's principal business consists of attracting business and consumer deposits and investing those deposits in consumer and commercial loans. Towne Center also invests in short duration U.S. Treasury and agency securities, mortgage-backed securities and other investments deemed prudent by its Board of Directors.

The Company's revenues are derived principally from the interest on its loans and investments and, to a lesser degree, from its mortgage banking activities, loan and securities sales, servicing fee income and income derived from investment products offered through WSB Financial Services, Inc. ("WSB Financial"). The Company's primary sources of funds are deposits, borrowings, principal and interest payments on loans and securities and proceeds from the sale of loans and securities.

Market Area

Warwick has been, and intends to continue to be, a community-oriented bank holding company offering a variety of financial services to meet the needs of the communities it serves. Warwick maintains its headquarters in the village of Warwick in Orange County, New York and the home office of Warwick Savings remains there. Warwick Savings operates five additional branch offices located in the village of Monroe, the towns of Woodbury, Wallkill, and Newburgh in Orange County, New York and in the town of Carmel, Dutchess County, New York. Warwick Savings' current primary lending market includes Orange County, New York, and the surrounding counties of Rockland and Dutchess in New York. Town Center's current primary lending market includes Bergen and Passaic Counties, New Jersey.

Although the Company's market areas predominantly consist of many small towns, many of its  customers work in northern and central New Jersey, western Connecticut and New York City. As a result, the health of the economy in the New York City metropolitan area has, and will continue to have, a direct impact on the economic well-being of residents and businesses in the Company's primary market areas.

Competition

The Company faces substantial competition for both deposits and loans. The deregulation of the financial services industry has led to increased competition for a significant portion of the deposit and lending activity that had traditionally been the arena of savings banks and savings and loan associations. The Company competes for savings deposits with other savings banks, savings and loan associations, commercial banks, credit unions, money market mutual funds, insurance companies, brokerage firms and other financial institutions, many of which are substantially larger in size than the Company.

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

Lending Activities

Loan Portfolio Composition. The Company's loan portfolio consists primarily of conventional first mortgage loans secured by one- to four-family residences. At December 31, 2001, the Company had total gross loans outstanding of $520.0 million, of which $302.6 million, or 58.2%, were conventional one- to four-family, owner-occupied residential first mortgage loans. Warwick Savings has originated State of New York Mortgage Association ("SONYMA") loans, which are subject to certain customer eligibility requirements and are subsequently sold to the State of New York. For the year ended December 31, 2001, Warwick Savings originated $2.4 million in SONYMA loans.

The following table sets forth the composition of the Company's loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated:

	At December 31,
	2001		2000		1999		1998		1997
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)

Residential Mortgage Loans:
Conventional one- to-four-family loans	$302,646	58.20%	$296,928	68.22%	$239,522	68.10%	$167,147	63.43%	$114,219	62.91%
Mortgage loans held for sale	---	---	1,954	0.45	4,163	1.18	13,737	5.21	5,348	2.94
VA or FHA loans	70	0.01	266	0.06	213	0.06	641	0.24	554	0.31
Home equity loans	30,145	5.80	25,594	5.88	22,317	6.35	18,061	6.85	15,618	8.60
Residential construction loans, net	28,834	5.55	10,124	2.33	9,823	2.79	9,801	3.72	3,649	2.01
Total mortgage loans	361,695	69.56	334,866	76.94	276,038	78.48	209,387	79.45	139,385	76.77

Commercial Loans	115,576	22.23	69,993	16.08	45,553	12.95	35,381	13.43	28,467	15.68

Consumer Loans:
Automobile	40,032	7.70	27,675	6.36	26,994	7.67	13,788	5.23	8,125	4.47
Other consumer loans	2,686	0.51	2,704	0.62	3,138	0.90	4,973	1.89	5,592	3.08
Total consumer loans	42,718	8.22	30,379	6.98	30,132	8.57	18,761	7.12	13,717	7.55
Total loans	519,989	100.00%	435,238	100.00%	351,723	100.00%	263,529	100.00%	181,569	100.00%
Discounts, premiums and deferred loan fees, net	(168)		(318)		(460)		(339)		(243)
Allowance for loans losses	(3,649)		(2,722)		(1,941)		(1,727)		(1,372)

Total loans, net	$516,172		$432,198		$349,322		$261,463		$179,954

Loan Maturity. The following schedule shows the contractual maturity of the Company's loan portfolio as of December 31, 2001. Loans that have adjustable rates are shown as amortizing to final maturity rather than when the interest rates are next subject to change. Loans with balloon payments are also shown as amortizing to final maturity (i.e., when the balloon payment is due). All balances are shown on a gross basis and, thus, include no premium or discount adjustments. Savings account loans and overdraft checking balances, included in consumer loans, which have no stated final maturity, are reported as due within one year. The table does not reflect the effects of possible prepayments or scheduled principal amortization.

	At December 31, 2001
	Mortgage Loans
	Fixed Rate Mortgages	Adjustable Rate Mortgages	Commercial Loans	Home Equity Lines of Credit	Consumer Loans	Other Loans	Total Loans Receivable
	(In thousands)
Amounts due:
Within one year	$ 890	$ ---	$ 33,546	$ ---	$ 7,727	$ ---	$ 42,163
After one year:
One to three years	270	---	13,918	29	27,696	69	41,982
Three to five years	759	1,177	39,059	---	8,398	---	49,393
Five to 10 years	43,665	---	21,243	1,320	11,477	---	77,705
Over 10 years	217,592	67,197	7,810	14,280	965	902	308,746
Total due after one year	262,286	68,374	82,030	15,629	48,536	971	477,826
Total amounts due	$263,176	$68,374	$115,576	$15,629	$56,263	$971	519,989
Discounts, premiums and deferred loan fees, net							(168)
Allowance for loan losses							(3,649)
Loans receivable, net							$516,172

The following table sets forth the dollar amounts in each loan category at December 31, 2001 that are contractually due after December 31, 2002, and whether such loans have fixed interest rates or adjustable interest rates.

	Due After December 31, 2002
	Fixed	Adjustable	Total
	(In thousands)

Mortgage loans	$262,286	$ 68,374	$330,660
Commercial loans	60,526	21,504	82,030
Home equity lines of credit	---	15,629	15,629
Consumer loans	48,536	---	48,536
Other loans	971	---	971
Total loans	$372,319	$105,507	$477,826

Origination, Purchase, Sale and Servicing of Loans. The Company originates both adjustable-rate and fixed-rate residential mortgage loans. Its ability to originate loans is dependent upon the relative customer demand for fixed-rate or adjustable-rate residential mortgage loans, which is affected by the current and expected future levels of interest rates. In December 2001, Warwick Savings changed its method of originating permanent residential mortgage loans from a team of commissioned loan originators working for Warwick Savings to a third party system where an independent company processes and underwrites the loan, which is then closed by the bank. Warwick Savings may then retain the loan in its portfolio or sell the loan in the secondary market, generally with servicing released. Warwick Savings continues to use its own staff to originate residential construction loans.

The residential loan products currently offered by the Company include VA guaranteed and FHA insured mortgage loans, a variety of fixed and adjustable-rate loans that conform to the underwriting standards specified by Fannie Mae ("FNMA") ("conforming loans"), and to a much lesser extent, non-conforming loans, i.e., jumbo loans. With the exception of residential construction loans, substantially all other residential mortgage loans originated are currently being sold with servicing released.

During the quarter ended September 30, 2000, the Company made a strategic decision to exit the residential mortgage loan servicing business by contracting to sell all of its rights to service residential mortgage loans held for other investors and by transferring the servicing of its own residential mortgage portfolio loans to an outside vendor. At December 31, 2001, the Company was servicing $2.1 million of residential mortgage loans for others, as compared to servicing $50.7 million of such loans at December 31, 2000. For the years ended December 31, 2001, 2000 and 1999, loan servicing fees totaled $7,000, $452,000 and $576,000, respectively. Currently, the Company services all of its commercial business and commercial real estate, home equity and consumer loans.

Warwick Savings may securitize loans in its portfolio by exchanging a pool of loans for mortgage-backed securities collateralized by this pool of loans. This enables Warwick Savings to increase the liquidity of its loan portfolio, as mortgage-backed securities may subsequently be sold more quickly than whole loans.

The following table sets forth the Company's loan origination, repayment and other portfolio activity for the periods indicated.

	For the Year Ended December 31,
	2001	2000	1999
	(In thousands)
Residential mortgage loans (gross):
At beginning of period	$309,272	$253,720	$191,326
Residential mortgage loans originated:
Fixed-rate mortgages	112,768	103,304	147,714
Adjustable-rate mortgages	5,842	20,990	23,610
Total residential mortgage loans originated	118,610	124,294	171,324
Principal repayments	(54,679)	(21,886)	(24,977)
Sale of loans	(41,653)	(43,240)	(14,100)
Securitizations	---	(3,616)	(69,853)
At end of period	$331,550	$309,272	$253,720
Other loans (gross)
At beginning of period	$125,966	$ 98,002	$ 72,203
Commercial loans originated	84,801	65,860	35,957
Consumer loans originated	39,182	20,334	31,467
Commercial repayments	(38,784)	(41,779)	(25,775)
Consumer repayments	(22,726)	(16,376)	(15,850)
Other loans sold	---	(75)	---
At end of period	$188,439	$125,966	$ 98,002

One- to Four-Family Mortgage Lending. The Company offers both fixed-rate and adjustable-rate residential mortgage and construction loans, with maturities up to 30 years, which are secured by one- to four-family residences. Most of these loans are secured by property located in its primary market area.

At December 31, 2001, the Company's total gross loans outstanding were $520.0 million, of which $331.6 million, or 63.8%, were mortgage and construction loans secured by one- to four-family, owner-occupied residences. Of the one- to four-family residential mortgage loans outstanding at that date, 79.3%, or $263.2 million, were fixed-rate loans, and 20.7%, or $68.4 million, were adjustable-rate loans. The interest rates for the majority of the Company's adjustable-rate residential mortgage loans are indexed to the yield on one-year U.S. Treasury securities.  Warwick Savings currently offers adjustable-rate mortgage loan programs with interest rates that adjust anywhere from every year to every ten years.  An adjustable-rate residential mortgage loan may carry an initial interest rate that is less than the fully-indexed rate for the loan. All adjustable-rate residential mortgage loans offered have lifetime interest rate caps or ceilings. Generally, adjustable-rate mortgage loans pose credit risks somewhat greater than the credit risk inherent in fixed-rate loans primarily because, as interest rates rise, the underlying payments of the borrowers rise, increasing the potential for default.

Commercial Lending. As part of the Company's commercial lending program, the Company originates various types of secured and unsecured commercial business loans and lines of credit and commercial real estate and construction loans. The Company's commercial loan portfolio consisted of the following types of commercial loans at the dates indicated.

	At December 31,
	2001		2000		1999		1998		1997
	Amount	Percent of Total of Loans	Amount	Percent of Total of Loans	Amount	Percent of Total of Loans	Amount	Percent of Total of Loans	Amount	Percent of Total of Loans
	(Dollars in thousands)

Commercial loans by type:
Non-farm and non-residential	$ 56,085	10.79%	$31,756	7.30%	$23,820	6.77%	$17,170	6.52%	$13,278	7.31%
Multi-family	14,220	2.73	7,267	1.67	2,231	0.63	3,988	1.51	3,664	2.02
Acquisition, development & construction	7,931	1.53	1,839	0.42	5,074	1.44	4,339	1.65	2,841	1.57
Installment loans	7,825	1.50	8,742	2.01	4,488	1.28	2,435	0.92	2,037	1.12
Lines of credit	17,411	3.35	11,876	2.73	4,833	1.37	2,327	0.88	2,906	1.60
Other	12,104	2.33	8,513	1.95	5,107	1.46	5,122	1.94	3,741	2.06
Total	$115,576	22.23%	$69,993	16.08%	$45,553	12.95%	$35,381	13.42%	$28,467	15.68%

Commercial business loans generally carry greater credit risks than residential mortgage loans because their repayment is more dependent on (i) the underlying financial condition of the borrower, the borrower's business and/or the value of any property or the cash flow from any property securing the loan or the business being financed and (ii) general as well as local economic conditions. Mortgage loans secured by commercial real estate properties, including construction and development lending, are generally larger and involve a higher degree of risk than one- to four-family residential mortgage loans. This risk is attributable to the uncertain realization of projected income-producing cash flows, which are affected by vacancy rates, the ability to maintain rent levels against competitively-priced properties and the ability to collect rent from tenants on a timely basis. Also, in the case of construction and development lending, risk is largely dependent upon the accuracy of the initial estimate of the property's value at completion of construction or development compared to the estimated cost (including interest payments) of construction and other assumptions. In addition, commercial construction loans are subject to many of the same risks as residential construction loans.

Commercial Business Lending. The Company offers various types of short-term and medium-term commercial business loans on a secured and unsecured basis to borrowers located in the Company's market area. Borrowers in the commercial market are generally local companies engaged in retailing, wholesaling, construction and service related businesses that require traditional working capital financing. These loans include time and demand loans, term loans and lines of credit. The Company is also an approved Small Business Administration ("SBA") lender. At December 31, 2001, the Company's commercial business loan portfolio amounted to $115.6 million, or 22.2% of total gross loans outstanding. The largest commercial business loan outstanding at December 31, 2001 was a line of credit of $4.0 million to the Warwick Valley Telephone Company of which $1.3 million of such line was outstanding at that date.

The Company's commercial lines of credit are typically established for one year and are subject to renewal upon satisfactory review of the borrower's financial statements and credit history. Secured short-term commercial business loans are usually collateralized by real estate and are generally guaranteed by a principal of the borrower. Interest on these loans is usually payable monthly at fixed rates or rates that fluctuate based on the Prime Rate as reported in the Wall Street Journal. The Company offers term loans with terms generally not exceeding five years. Typically, term loans have floating interest rates based on the Prime Rate. The Company also offers business loans on a revolving basis, whereby the borrower pays interest only. Interest on such loans fluctuates based on the Prime Rate. Normally these loans require periodic interest payments during the loan term, with full repayment of principal and interest at maturity. The Company offers business and merchant credit cards to its corporate customers; however, these services are provided through third party vendors. The Company bears the credit risk in the case of business credit cards, but credit risk is borne by the third party on merchant credit cards, with the Company receiving a fee in the latter case. In approving a commercial business loan, the Company will consider the borrower's sources of cash flow to repay the loan, any secondary source of repayment and the borrower's credit standing.

Commercial Real Estate and Construction Lending. The Company originates commercial real estate mortgage loans that are generally secured by a combination of residential property for development and retail facilities and properties used for business purposes, such as small office buildings and apartment buildings located in the Company's market area. At December 31, 2001 the Company had $56.1 million of commercial real estate loans which amounted to 10.8% of the Company's gross loans outstanding. The Company's loan policy and underwriting procedures provide that commercial real estate loans may generally be made in amounts up to the lesser of (i) 80% of the lesser of the appraised value or purchase price of the property, in the case of improved, existing commercial, investment property, (ii) 75% of the lesser of the appraised value or purchase price of the property, in the case of commercial, multi-family and non-residential construction property, (iii) 70% of the lesser of the appraised value or purchase price of the property, in the case of commercial land development, generally for subdivision or industrial park land development property and (iv) 60% of the lesser of the appraised value or purchase price of the property in the case of raw land. The Company usually engages in land development lending only with experienced local developers operating in the Company's primary market area. These loans are typically offered for the construction of properties that are pre-sold or for which permanent financing has been secured. At December 31, 2001, the Company had $7.9 million in a variety of acquisition, development and construction ("ADC") loans in its commercial lending area. The Company's policy is not to make construction loans for purposes of speculation, so the borrower must have secured permanent financing commitments from generally recognized lenders for an amount greater than the amount of the loan. In most cases, the Company itself provides the permanent financing. While the number and volume of this type of specialized lending is presently limited, the Company intends to continue to emphasize its commercial real estate, including ADC, loan activity. The largest commercial real estate loan in the Company's portfolio as of December 31, 2001 was an $8.0 million loan secured by a medical office building used primarily as a radiation, oncology and cancer research center located in Goshen, New York of which $4.0 million was participated out to another bank.

The Company's commercial mortgage loans are generally Prime Rate-based and may be made with terms up to ten years, generally with a five-year or ten-year balloon maturity and a 30-year amortization schedule. In reaching its decision as to whether to make a commercial real estate loan, the Company considers the qualifications of the borrower as well as the underlying property. Some of the factors considered are: the net operating income of the mortgaged premises before debt service and depreciation, the debt service ratio (the ratio of the property's net cash flow to debt service requirements), which must be a minimum of 1.2, the ratio of loan amount to appraised value and the credit worthiness of the borrower.

Residential Construction Lending. The Company originates loans for the acquisition and construction of residential property to individuals in its market area. The Company offers construction to permanent financing loans, and will not make residential construction loans unless the borrower has been approved for permanent financing. The interest rate charged during the construction phase of the loan is based on the 30-year fixed-rate mortgage. The Company's policies provide that residential construction loans may be made in amounts up to 95% of the appraised value of the completed property. At December 31, 2001, the Company had $28.8 million of residential construction loans (net of undisbursed portion), which amounted to 5.6% of the Company's gross loans outstanding.

Construction lending generally involves additional risks to the lender as compared with permanent residential mortgage lending. These risks are attributable to the fact that loan funds are advanced upon the security of the project under construction, predicated on the present value of the property and the anticipated future value of the property upon completion of construction. Moreover, because of the uncertainties inherent in delays resulting from labor problems, materials shortages, weather conditions and other contingencies, it is relatively difficult to evaluate the total funds required to complete a project and to establish the loan-to-value ratio. If Warwick Savings' initial estimate of the property's value at completion is inaccurate, Warwick Savings may be confronted with a project that, when completed, has an insufficient value to assure full repayment.

Home Equity Lending. The Company offers fixed-rate, fixed-term home equity loans, called Good Neighbor Home Loans, and adjustable-rate home equity lines of credit in its market area. Both the home equity loans and lines of credit are offered in amounts up to 80% of the appraised value of the property (reduced by any existing first mortgage) with a maximum loan amount of up to $100,000. Fixed-rate, fixed-term Good Neighbor Home Loans are offered with terms of up to 15 years. Home equity lines of credit are offered for terms of up to 25 years, with the first ten years being offered on a revolving basis, requiring payments of interest only; thereafter, the line converts to a fully amortizing loan. As of December 31, 2001, $30.1 million, or 5.8%, of the Company's gross loans were home equity loans.

Consumer Lending.  The Company offers various types of secured and unsecured consumer loans, including automobile loans, home improvement loans, personal loans, student loans and credit cards (VISA). The Company's consumer loans have original maturities of not more than five years. Interest rates charged on such loans are set at competitive rates, taking into consideration the type and term of the loan. At December 31, 2001, the Company's consumer loan portfolio totaled $42.7 million, or 8.2% of the total gross loans outstanding.

Consumer loan terms vary according to the type and value of collateral, length of contract and creditworthiness of the borrower. Consumer loan applications are reviewed and approved in conformance with the Company's Board-approved lending policy. The underwriting standards employed by the Company for consumer loans include an application, a determination of the applicant's payment history on other debts and an assessment of the applicant's ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is a primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount.

Consumer loans may entail greater credit risk than residential first mortgage loans, particularly in the case of consumer loans which are secured by rapidly depreciable assets, such as automobiles and boats. In such cases, any repossessed collateral from a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit or eliminate the amount which can be recovered on such loans.

Loan Approval Procedures and Authority.  Certain conforming loans and all non-conforming loans (loans not immediately saleable in the secondary market) are approved by Warwick Savings' President or Chairman. Warwick Savings' Board of Directors has established the following lending authority for commercial lending, including commercial real estate lending: (i) various officers have limited individual authority up to $100,000; (ii) certain officers have individual authority up to $250,000; and (iii) certain officers have joint authority up to $1.0 million. Loans in excess of $1.0 million must be approved by the full Board of Directors of Warwick Savings. The approval of consumer loans generally requires the dual authorization of two lending officers for unsecured loans over $5,000 and secured loans over $25,000. The foregoing lending limits are reviewed and reaffirmed annually by Warwick Savings' Board of Directors.

For all loans originated by the Company, upon receipt of a completed loan application from a prospective borrower, a credit report is ordered and certain other information is verified by an independent credit agency, and, if necessary, additional financial information is required to be submitted by the borrower. An appraisal of any real estate intended to secure the proposed loan is required. It is the Company's policy to obtain title and hazard insurance on all real estate loans. In connection with a borrower's request for a renewal of a multi-family or commercial mortgage loan with a balloon maturity, the Company evaluates both the borrower's ability to service the renewed loan applying an interest rate that reflects prevailing market, as well as the value of the underlying collateral property. The reevaluation of the property typically requires a new appraisal, depending upon the loan amount and other factors.

Asset Quality

Non-Performing Loans. Warwick Savings' and Towne Center's management and their respective Boards of Directors perform a monthly review of delinquent loans. The actions taken by each Board of Directors with respect to delinquencies vary depending on the nature of the loan and period of delinquency. The Company's policies on residential mortgage loans provide that delinquent mortgage loans be reviewed and that a late charge notice be mailed no later than the 15th day of delinquency, with the delinquency charge assessed on the 16th day. On other loans, telephone contact and various delinquency notices at different intervals are the methods used to collect past due loans.

The Company's general policy is to discontinue accruing interest on all loans when management has determined that the borrower will be unable to meet contractual obligations or when unsecured interest or principal payments are 90 days past due. Generally, when residential mortgage or secured consumer loans are delinquent 90 days, they are classified as non-accrual. When a loan is classified as non-accrual, the recognition of interest income ceases. Interest previously accrued and remaining unpaid is reversed against income. Cash payments received are applied to principal, and interest income is not recognized unless management determines that the financial condition and payment record of the borrower warrant the recognition of income. If a foreclosure action is commenced and the loan is not brought current, paid in full or an acceptable workout arrangement is not agreed upon before the foreclosure sale, the real property securing the loan is generally sold at foreclosure. Property acquired by the Company as a result of foreclosure on a mortgage loan is classified as "other real estate owned" and is recorded at the lower of the unpaid balance or fair value less estimated costs to sell at the date of acquisition and thereafter.

The following table sets forth information regarding non-accrual loans, other past due loans and other real estate owned ("OREO"). There were no troubled debt restructurings within the meaning of Statement of Financial Accounting Standards ("SFAS") No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings," at any of the dates presented below.

	At December 31,
	2001	2000	1999	1998	1997
	(Dollars in thousands)

Non-accrual mortgage loans delinquent more than 90 days	$ 886	$ 416	$ 693	$ 631	$1,165
Non-accrual other loans delinquent more than 90 days	508	542	521	88	246
Total non-accrual loans	1,394	958	1,214	719	1,411
Total 90 days or more delinquent and still accruing interest	183	281	822	1,363	114
Total non-performing loans	1,577	1,239	2,036	2,082	1,525
Total foreclosed real estate	1,151	1,268	415	371	562
Total non-performing assets	$2,728	$2,507	$2,451	$2,453	$2,087
Non-performing loans to total loans	0.30%	0.28%	0.58%	0.81%	0.84%
Total non-performing assets to total assets	0.34%	0.39%	0.41%	0.55%	0.61%

Interest income that would have been recorded if the non-accrual mortgage loans had been performing in accordance with their original terms aggregated approximately $37,000, $80,000 and $72,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

Other Real Estate Owned. At December 31, 2001, the Company's OREO, net, which consisted of four single-family residential properties and one commercial property, totaled $1.1 million.

Classified Assets. Federal regulations and the Company's Internal Loan Review and Grading System, which is a part of the Company's loan policy, require that the Company utilize an internal asset classification system as a means of reporting problem and potential problem assets. The Company utilizes a third party service provider to perform this function. All loans are subject to review and grading on a periodic basis.

At each of Warwick Savings' and Towne Center's regularly scheduled Board of Directors meeting, a watch list is presented, showing all loans listed as "Special Mention," "Substandard,"

"Doubtful" and "Loss." An asset is considered Substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets classified as Loss are those considered uncollectible and viewed as non-bankable assets, worthy of charge-off. Assets which do not currently expose the Company to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses which may or may not be out of the control of management, are deemed to be "Special Mention."

When an insured institution classifies one or more assets, or portions thereof, as Substandard or Doubtful, it is required to establish a general valuation allowance for loan losses in an amount deemed prudent by management. General valuation allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to specific problem assets. When an insured institution classifies one or more assets, or portions thereof, as Loss, it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge-off such amount.

At December 31, 2001, the Company had $603,000 of assets classified as Special Mention and $352,000 of assets classified as Substandard. There were no assets classified as Doubtful or Loss as of December 31, 2001. The $352,000 of loans classified as Substandard were also impaired under SFAS No. 114," Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition Disclosures," which was adopted in fiscal 1995. SFAS No. 114 defines an impaired loan as a loan for which it is probable, based on current information, that the lender will not collect all amounts due under the contractual terms of the loan agreement.

The following table sets forth delinquencies in the Company's loan portfolio at the dates indicated:

	At December 31, 2001				At December 31, 2000
	60-89 Days		90 Days or More		60-89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in thousands)

One- to four-family	9	$1,871	4	$ 886	---	$ ---	3	$ 416
Multi-family	---	---	---	---	---	---	---	---
Commercial loans			7	372	1	120	5	706
Home equity lines of credit			1	57	3	171	---	---
Other loans	35	135	38	262	50	316	26	117
Total loans	44	$2,006	50	$1,577	54	$607	34	$1,239

	At December 31, 1999
	60-89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in thousands)

One- to four-family	3	$ 373	8	$ 693
Multi-family	---	---	---	---
Commercial loans	4	594	9	1,240
Home equity lines of credit	---	---	1	36
Other loans	26	78	16	67
Total loans	33	$1,045	34	$2,036

Allowance for Loan Losses. The allowance for loan losses is based upon management's periodic evaluation of the loan portfolio under current economic conditions, considering factors such as asset classifications, the Company's past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrowers' ability to repay and the estimated value of the underlying collateral. The allowance for loan losses is maintained at an amount management considers adequate to cover loan losses that are deemed probable and estimable. Management believes it has established an adequate allowance for loan losses and analyzes its process regularly, with modifications made if needed, and reports those results four times per year at Warwick Savings' and Towne Center's Boards of Directors meetings. Although management believes that adequate specific and general loan loss allowances have been established, actual losses are dependent upon future events and, as such, further additions to the level of specific and general loan loss allowances may become necessary. At December 31, 2001, the Company's allowance for loan losses was $3.6 million, or 0.71% of total loans, as compared to $2.7 million, or 0.63%, at December 31, 2000 and $1.9 million, or 0.55%, at December 31, 1999. The Company had non-performing loans of $1.6 million, $1.2 million and $2.0 million at December 31, 2001, 2000 and 1999, respectively. The Company will continue to monitor and modify its allowance for loan losses as conditions dictate. Future additions to the Company's allowance will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. The Company's determination as to the amount of its allowance for loan losses is subject, however, to periodic review by the FDIC, the Banking Department of the State of New York ("NYSBD") and the State of New Jersey Department of Banking and Insurance ("NJBD"). Although management believes that it uses the best information available to determine the allowance, there can be no assurance that the regulators, in reviewing the Company's loan portfolio, will not, based upon their assessment of the available information at the time of their review, require the Company to materially increase its allowance for loan losses at that time, as an integral part of their examination process.

The following table sets forth activity in the Company's allowance for loan losses for the periods indicated.

	At or For the Year Ended December 31,
	2001	2000	1999	1998	1997
	(Dollars in thousands)

Allowance for loan losses:
Balance at beginning of period	$2,722	$1,941	$1,727	$1,372	$1,184
Charge-offs:
Residential mortgage loans	---	(29)	(157)	(30)	(160)
Commercial loans	(29)	(63)	(161)	(56)	(1)
Consumer loans	(75)	(64)	(54)	(89)	(118)
Total charge-offs	(104)	(156)	(372)	(175)	(279)
Recoveries:
Residential mortgage loans	---	27	23	---	1
Commercial loans	---	---	42	9	---
Consumer loans	53	10	21	21	12
Total recoveries	53	37	86	30	13
Provision for loan losses	979	900	500	500	454
Balance at end of period	$3,650	$2,722	$1,941	$1,727	$1,372
Ratio of net charge-offs during the period to average loans outstanding	0.01%	0.03%	0.10%	0.07%	0.17%
Ratio of allowance for loan losses to total loans at end of period	0.71%	0.63%	0.55%	0.67%	0.76%
Ratio of allowance for loan losses to non-performing loans	231.39%	219.69%	95.33%	82.95%	89.79%

The following table sets forth the Company's allowance for loan losses allocated by loan category, the percent of the allocated allowances to the total allowance and the percent of loans in each category to total loans at the dates indicated.

	At December 31,
	2001		2000		1999		1998		1997
	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans
	(Dollars in thousands)

Allowance for residential mortgage loan loss	$ 857	69.56%	$ 617	76.94%	$ 379	78.48%	$ 373	79.45%	$ 288	76.77%
Allowance for consumer loan loss	666	8.21	548	6.98	461	8.57	375	7.12	373	7.55
Allowance for commercial loan loss	2,127	22.23	1,557	16.08	1,101	12.95	979	13.43	711	15.68
Total allowances for loan loss	$3,650	100.00%	$2,722	100.00%	$1,941	100.00%	$1,727	100.00%	$1,372	100.00%

Environmental Issues

The Company encounters certain environmental risks in its lending activities. Under federal and state environmental laws, lenders may become liable for costs of cleaning up hazardous materials found on properties securing their loans. In addition, the existence of hazardous materials may make it unattractive for a lender to foreclose on such properties. Although environmental risks are usually associated with loans secured by commercial real estate, risks also may be substantial for residential real estate loans if environmental contamination makes security property unsuitable for use. As of December 31, 2001, the Company was not aware of any environmental issues that would subject the Company to material liability. No assurance, however, can be given that the values of properties securing loans in the Company's portfolio will not be adversely affected by unforseen environmental contamination.

Investment Activities

Investment Policies. The Company's investment policy is based upon asset/liability management goals and emphasizes high credit quality and diversified investments while seeking to optimize net interest income within acceptable limits of safety and liquidity. The investment policy is designed to provide and maintain liquidity to meet day-to-day, cyclical and long-term changes in the Company's asset/liability structure, and to provide needed flexibility to meet loan demand.

The Company's investment policies permit the purchase of U.S. government obligations, securities of various government-sponsored agencies, including mortgage-backed securities issued/guaranteed by FNMA, Freddie Mac ("FHLMC") and Ginnie Mae ("GNMA"), certain types of equity securities (such as institutional mutual funds), certificates of deposit of insured banks, federal funds and investment grade mortgage-backed securities, corporate debt securities and commercial paper.

The investment policy prohibits investment in certain types of mortgage derivative securities that management considers to be high risk. As discussed below, the Company generally purchases only short- and medium-term classes of collateralized mortgage obligations ("CMOs") guaranteed by FNMA or FHLMC. At December 31, 2001, the Company held no securities issued by any one entity with a total carrying value in excess of 10% of the Company's equity at that date, except for obligations of the U.S. government and government sponsored agencies and certain mortgage-backed securities, which are fully collateralized by mortgages held by single purpose entities and guaranteed by government-sponsored agencies. Approximately 98% of the Company's debt security portfolio at December 31, 2001 was classified as available-for-sale.

Mortgage-Backed Securities. The Company invests in mortgage-backed securities and uses such investments to complement its mortgage lending activities. At December 31, 2001, the amortized cost of mortgage-backed securities totaled $90.5 million, or 11.2% of total assets. The market value of all mortgage backed securities totaled $91.1 million at December 31, 2001. All of the Company's mortgage-backed securities are included in its available-for-sale portfolio. Additionally, the Company's securities portfolio includes CMOs, with an amortized cost of $22.2 million and a market value of $22.1 million at December 31, 2001. A CMO is a special type of debt security in which the stream of principal and interest payments on the underlying mortgages or rnortgage-backed securities is used to create classes with different maturities and, in some cases, amortization schedules as well as a residual interest, with each class possessing different risk characteristics. However, management regularly monitors the risks inherent in its CMOs and believes these securities may represent attractive alternatives relative to other investments due to the wide variety of maturity, repayment and interest rate options available.

At December 31, 2001, 80.5% of the securities in the Company's mortgage-backed securities portfolio were directly or indirectly issued or guaranteed by GNMA, FNMA or FHLMC with the balance issued by private issuers whose mortgaged-backed securities are rated investment grade. The Company's mortgage-backed securities portfolio, including CMOs, had a weighted average yield of 6.76% at December 31, 2001.

Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees or credit enhancements that reduce credit risk. In addition, mortgage -backed securities are more liquid than individual mortgage loans and may be used to collateralize borrowings of the Company. In general, mortgage-backed securities issued or guaranteed by GNMA, FNMA and FHLMC are weighted at no more than 20% for risk-based capital purposes, compared to the 50% risk weighting assigned to most non-securitized residential mortgage loans.

While mortgage-backed securities carry a reduced credit risk as compared to whole loans, such securities remain, subject to the risk that a fluctuating interest rate environment, along with other factors, such as the geographic distribution of the underlying mortgage loans, may alter the prepayment rate of such mortgage loans and so affect both the prepayment speed and value of such securities. In contrast to mortgage-backed pass-through securities in which cash flow is received (and, hence, prepayment risk is shared) pro rata by all securities holders, the cash flows from the mortgages or mortgage-backed securities underlying CMOs are segmented and paid in accordance with a pre-determined priority to investors holding various tranches of such securities or obligations. A particular tranche of a CMO may therefore carry prepayment risk that differs from that of both the underlying collateral and other tranches. It is the Company's strategy to purchase tranches of CMOs that are categorized as "planned amortization classes," "targeted amortization classes" or "very accurately defined maturities" and are intended to produce stable cash flows in different interest rate environments. The Company does not invest in interest only tranches of mortgage-backed securities.

The following table sets forth activity in the Company's securities portfolio for the periods indicated.

	For the Year Ended December 31,
	2001	2000	1999
	(In thousands)

Beginning Balance	$149,513	$186,490	$155,490

Debt securities purchased - held-to-maturity	8,062	2,922	1,393
Debt securities purchased - available-for-sale	47,466	5,000	48,340
Equity securities purchased - available-for-sale	5,299	1,144	1,078
Mortgage-backed securities purchased - available-for-sale	57,622	984	10,192
Mortgage-backed securities formed by securitizing originated mortgage loans	---	3,567	69,131

Less:

Sale of debt securities - available-for-sale	5,122	2,016	---
Sale of equity securities - available-for-sale	2,410	2,900	10,979
Sale of mortgage-backed securities available-for-sale	---	8,998	3,732
Sale of mortgage-backed securities formed by securitizing originated mortgage loans - trading	---	21,000	26,969
Principal repayments on mortgage-backed securities	27,204	11,524	20,722
Maturities and called debt securities	28,326	13,650	24,000
Accretion of discount/amortization of (premium)	1,852	2,291	1,533
Change in gross unrealized gains (losses) on available-for-sale	2,820	7,203	(14,265)

Ending Balance	$209,572	$149,513	$186,490

The following table sets forth the amortized cost and market value of the Company's securities by accounting classification category and by type of security, at the dates indicated:

	At December 31,
	2001		2000		1999
	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value
	(In thousands)

Debt securities held-to-maturity:
U.S. Government obligations	$ 1,000	$ 1,007	$ 1,001	$ 1,005	$ 645	$ 644
Agency securities	---	---	1,400	1,412	700	693
Municipal bonds	2,319	2,329	1,295	1,298	73	73

Total debt securities held-to-maturity	3,319	3,336	3,696	3,715	1,418	1,410

Debt securities available-for-sale:
U.S. Government obligations	---	---	---	---	2,016	2,053
Agency securities	50,873	49,001	51,497	48,452	57,328	52,224
Municipal bonds	4,969	4,957	4,966	4,850	4,963	4,750
Other debt obligations	30,001	29,053	14,158	12,703	14,181	12,896

Total debt securities available-for-sale	85,843	83,011	70,621	66,005	78,488	71,923

Equity securities available-for-sale:
Preferred stock	6,102	6,218	1,102	956	1,112	951
Common stock	204	768	192	191	2,851	2,167
Mutual funds	2,762	3,015	4,886	5,592	3,973	4,848

Total equity securities available-for-sale	9,068	10,001	6,180	6,739	7,936	7,966
	98,230	96,348	80,496	76,459	87,842	81,299

Mortgage-backed securities available-for-sale:
FHLMC	25,236	25,275	1,579	1,591	1,903	1,888
GNMA	29,067	29,007	20,305	20,048	33,611	32,097
FNMA	36,179	36,856	37,691	37,950	58,054	55,590
CMOs	22,233	22,103	13,625	13,484	16,466	15,608

Total mortgage-backed securities available-for-sale	112,715	113,241	73,200	73,073	110,034	105,183

Total mortgage-backed securities	112,715	113,241	73,200	73,073	110,034	105,183

Net unrealized (losses) gains on available- for-sale and trading securities	(1,373)		(4,184)		(11,386)

Total securities	$209,572	$209,589	$149,513	$149,532	$186,490	$186,482

The following table sets forth the carrying value of the Company's securities portfolio at the dates indicated.

	At December 31,
	2001		2000		1999
	Carrying Value	Percent of Total	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)

Debt securities:
U.S. Government obligations	$ 1,000	0.48%	$ 1,001	0.67%	$ 2,698	1.45%
Agency securities	49,001	23.38	49,852	33.34	52,924	28.38
Municipal bonds	7,276	3.47	6,145	4.11	4,823	2.59
Other debt obligations	29,053	13.86	12,703	8.50	12,896	6.91

Total debt securities	86,330	41.19	69,701	46.62	73,341	39.33

Equity securities available-for-sale:
Preferred stock	6,218	2.97	956	0.64	951	0.51
Common stock	768	0.37	191	0.13	2,167	1.16
Mutual funds	3,015	1.44	5,592	3.74	4,848	2.60

Total equity securities	10,001	4.78	6,739	4.51	7,966	4.27

Mortgage-backed securities available-for-sale:
FHLMC	25,275	12.06	1,591	1.06	1,888	1.01
GNMA	29,007	13.84	20,048	13.41	32,097	17.21
FNMA	36,856	17.58	37,950	25.38	55,590	29.81
CMOs	22,103	10.55	13,484	9.02	15,608	8.37

Total mortgage-backed securities	113,241	54.03	73,073	48.87	105,183	56.40

Total securities	$209,572	100.00%	$149,513	100.00%	$186,490	100.00%

Debt and equity securities available-for-sale	$ 93,012	44.39%	$ 72,745	48.65%	$ 79,889	42.84%

Debt and equity securities held-to-maturity	3,319	1.58	3,695	2.47	1,418	0.76

Total debt and equity securities	96,331	45.97	76,440	51.13	81,307	43.60

Mortgage-backed securities available-for-sale	113,241	54.03	73,073	48.87	105,183	56.40

Total mortgage-backed securities	113,241	54.03	73,073	48.87	105,183	56.40

Total securities	$209,572	100.00%	$149,513	100.00%	$186,490	100.00%

The following table sets forth certain information regarding the carrying value and weighted average yield of the Company's securities at December 31, 2001, by remaining period to contractual maturity. Actual maturities may differ from contractual maturities because certain security issuers may have the right to call or prepay their obligations.

	At December 31, 2001
	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More Than Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
	(Dollars in thousands)
Held-to-maturity:
Municipal bonds	$1,994	2.08%	$ ---	---%	$ ---	---%	$ 325	5.60%	$ 2,319	2.57%
Agency securities	---	---	1,000	6.92	---	---	---	---	1,000	6.92
Total held-to-maturity	1,994	2.08	1,000	6.92	---	---	325	5.60	3,319	3.88
Available-for-sale:
Mortgage-backed securities:
Variable-Rate:
GNMA	---	---	---	---	---	---	221	6.47	221	6.47
FNMA	---	---	---	---	---	---	360	7.19	360	7.19
CMOs	---	---	---	---	---	---	1,790	6.75	1,790	6.75
Fixed -Rate:
FHLMC	---	---	20	9.50	2,373	6.18	22,882	6.63	25,275	6.59
GNMA	---	---	---	---	47	9.28	28,739	7.24	28,786	7.24
FNMA	---	---	---	---	3,002	7.09	33,494	6.80	36,496	6.82
CMOs	---	---	---	---	---	---	20,313	6.79	20,313	6.79
Total mortgage-backed securities	---	---	20	9.50	5,422	6.71	107,799	6.88	113,241	6.76

Debt securities:
Municipal bonds	---	---	---	---	---	---	4,957	7.70	4,957	7.70
Agency securities	---	---	2,565	5.38	2,079	5.95	44,357	7.27	49,001	7.12
Other debt obligations	---	---	763	7.06	8,540	7.35	19,750	7.19	29,053	7.23
Total debt securities	---	---	3,328	5.77	10,619	7.08	69,064	7.28	83,011	7.19
Equity Securities:
Preferred Stock	---	---	---	---	---	---	6,218	5.87	6,218	5.87
Common Stock	---	---	---	---	---	---	768	2.25	768	2.25
Mutual funds	---	---	---	---	---	---	3,015	5.88	3,015	5.88
Total equity securities	---	---	---	---	---	---	10,001	5.59	10,001	5.59
Total available-for-sale	---	---	3,348	5.79	16,041	6.95	186,864	6.96	206,253	6.88
Total securities	$1,994	2.08	$4,348	6.05	$16,041	6.95	$187,189	6.96	$209,572	6.83

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

Deposits. The Company offers a variety of deposit accounts with a range of interest rates and terms. The Company's deposits consist of regular (passbook) savings accounts, statement savings accounts, checking accounts, NOW accounts, basic banking accounts, money market accounts and certificates of deposit. In recent years, the Company has offered certificates of deposit with maturities of up to 60 months. At December 31, 2001, the Company's core deposits, which the Company considers to consist of checking accounts, NOW accounts, money market accounts and regular and statement savings accounts, constituted 52.7% of total deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Company's deposits are obtained predominantly from the areas in proximity to its office locations. The Company relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Company's ability to attract and retain deposits. Certificate accounts in excess of $100,000 are not actively solicited by the Company; however, during November 2001, the Company obtained brokered deposits in the amount of $5.0 million.

The following table presents the deposit activity of the Company for the periods indicated.

	For the Year Ended December 31,
	2001	2000	1999
	(In thousands)

Deposits	$ 2,688,139	$ 2,056,067	$ 1,353,829
Withdrawals	(2,625,727)	(2,001,487)	(1,325,253)
Deposits in excess of withdrawals	62,412	54,580	28,576
Interest credited on deposits	11,703	10,478	7,611
Net increase in deposits	$ 74,115	$ 65,058	$ 36 ,187

At December 31, 2001, the Company had $34.2 million in certificates of deposit accounts in amounts of $100,000 or more, including the brokered certificates of deposit, maturing as follows:

	Amount	Weighted Average Rate
	(Dollars in thousands)

Maturity Period
Three months or less	$15,943	3.55%
Over 3 through 6 months	5,951	2.97
Over 6 through 12 months	7,441	3.46
Over 12 months	4,851	4.39
Total	$34,186	3.55%

The following table sets forth the distribution of the Company's deposit accounts and the related weighted average interest rates for the periods indicated.

	For the Years Ended December 31,
	2001			2000			1999
	Average Balance	Percent of Total Deposits	Weighted Average Nominal Rate	Average Balance	Percent of Total Deposits	Weighted Average Nominal Rate	Average Balance	Percent of Total Deposits	Weighted Average Nominal Rate
	(Dollars in thousands)

Checking accounts	$ 45,167	11.54%	---	$ 39,197	12.08%	---	$ 24,575	9.64%	---
Passbook accounts	114,952	29.37	2.88%	91,888	28.31	2.81%	85,379	33.48	2.64%
NOW accounts	20,917	5.34	2.10	12,876	3.97	1.88	11,767	4.62	2.03
Interest-on-checking accounts	13,855	3.54	0.99	12,597	3.88	0.99	10,909	4.28	0.99
Total passbook, NOW and interest-on-checking accounts	149,724	38.25	2.60	117,361	36.16	2.51	108,054	42.38	2.41
Money market accounts	70,982	18.13	3.32	53,772	16.57	4.65	43,002	16.86	3.89
Certificate accounts:
Certificates of deposit - one year and less	64,569	16.50	5.38	58,590	18.05	4.77	53,909	21.14	4.60
IRA Certificates of deposit - one year and less	7,049	1.80	4.81	6,377	1.96	4.98	7,771	3.05	4.58
Certificates of deposit - more than one year	44,172	11.28	4.65	37,587	11.58	7.10	8,243	3.23	5.32
IRA Certificates of deposit - more than one year	4,902	1.26	5.39	4,908	1.51	5.34	3,831	1.50	5.02
Total certificates	120,692	30.84	5.11	107,462	33.10	5.62	73,755	28.92	4.70
Escrow deposits	4,850	1.24	2.00	6,800	2.09	2.00	5,600	2.20	2.00
Total deposits	$391,415	100.00%	2.96%	$324,592	100.00%	3.60%	$254,986	100.00%	3.12%

The following table presents, by interest rate ranges, the amount of certificate accounts outstanding at the dates indicated and the period to maturity of the certificate accounts outstanding at December 31, 2001.

	Period to Maturity from December 31, 2001				At December 31,
	Less Than One Year	One to Two Years	Two to Three Years	Over Three Years	2001	2000	1999
	(In thousands)

Certificate accounts:
3.99% or less	$ 66,063	$ 3,706	$ 290	$ 43	$ 70,102	$ ---	$ ---
4.00% to 4.99%	18,928	5,332	802	1,462	26,524	11,433	47,464
5.00% to 5.99%	16,711	3,660	83	424	20,878	37,706	24,692
6.00% to 6.99%	4,226	941	---	---	5,167	53,651	17,067
7.00% to 7.99%	164	48	---	---	212	20,101	---
8.00% to 8.99%	---	---	---	---	---	---	---
Total certificates	$106,092	$13,687	$1,175	$1,929	$122,883	$122,891	$89,223

Borrowings. Warwick Savings became a member of the FHLBNY in 1995 and has utilized FHLBNY advances as a source of borrowings since then. FHLBNY advances are collateralized primarily by certain of Warwick Savings' mortgage loans and mortgage-backed securities and secondarily by Warwick Savings' investment in capital stock of the FHLBNY. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLBNY will advance to member institutions, including Warwick Savings, fluctuates from time to time in accordance with the policies of the FHLBNY. At December 31, 2001, Warwick Savings had $290.8 million in outstanding FHLBNY advances and the capability to borrow additional funds of $104.0 million from the FHLBNY upon complying with the FHLBNY collateral requirements.

Warwick Savings at times sells securities under agreements to repurchase, which transactions are treated as financings, and the obligation to repurchase the securities sold is reflected as a liability in the statements of financial condition. The dollar amount of securities underlying the agreements remains in the asset account and are held in safekeeping. There were $2.5 million, $16.8 million and $37.4 million of securities sold under repurchase agreements outstanding at December 31, 2001, 2000 and 1999, respectively.

The following table sets forth certain information regarding the Company's borrowed funds for the dates indicated.

	At or the Year Ended December 31,
	2001	2000	1999
	(Dollars in thousands)

FHLBNY Advances:
Average balance outstanding	$263,897	$191,552	$140,378
Maximum amount outstanding at any month-end during the period	292,824	202,375	201,675
Balance outstanding at end of period	290,785	188,800	201,675
Weighted-average interest rate during the period	5.08%	6.10%	5.50%
Weighted-average interest rate at end of period	4.79%	6.11%	5.40%

Other Borrowings:
Average balance outstanding	$14,156	$ 47,189	$ 26,779
Maximum amount outstanding at any month-end during the period	19,345	67,112	37,375
Balance outstanding at end of period	2,500	16,845	37,375
Weighted-average interest rate during the period	5.83%	6.18%	5.56%
Weighted-average interest rate at end of period	4.07%	6.10%	5.66%

Total Borrowings:
Average balance outstanding	$278,053	$238,741	$167,157
Maximum amount outstanding at any month-end during the period	312,169	269,487	239,050
Balance outstanding at end of period	293,285	205,645	239,050
Weighted-average interest rate during the period	5.36%	6.11%	5.50%
Weighted-average interest rate at end of period	4.79%	6.11%	5.45%

Subsidiary Activities

In addition to Warwick Savings and Towne Center, the Company has a title insurance agency subsidiary, Hardenburgh Abstract Company of Orange County, Inc., which was acquired in February 2001 to engage in the title insurance business. Hardenburgh contributed $329,000, before taxes, to the Company's net income for the year ended December 31, 2001.

Warwick Savings has four wholly owned subsidiaries, Warwick Commercial, WSB Financial, Warsave Development Corp. ("Warsave") and Towne Center Mortgage. Warwick Commercial was formed in 2001 for the purpose of accepting deposits from public entities located in New York State.

Warwick Savings offers mutual funds and tax deferred annuities through WSB Financial to Warwick Savings' customers and members of the community. WSB Financial contributed $164,000, $150,000 and $88,000 in net income, before taxes, to Warwick Savings' net income for the years ended December 31, 2001, 2000 and 1999, respectively.

Warsave was formed to acquire and hold real estate. Its single asset as of December 31, 2001 was a two-story house situated adjacent to Warwick Savings' Warwick office. The building, which may ultimately be used for future expansion, is presently rented for the purpose of generating rental income.

Towne Center Mortgage, formerly known as WSB Mortgage Company of New Jersey, Inc., was formed in New Jersey in 1997 for the purpose of engaging in mortgage banking operations in New Jersey.

Towne Center Mortgage contributed $62,000, $62,000 and $76,000, before taxes, to Warwick Savings' net income for the years ended December 31, 2001, 2000 and 1999, respectively.

Warwick Savings also has a real estate investment trust subsidiary, WSB Funding Corp., which was incorporated in 1999 for the purpose of  investment and reinvestment of its assets in mortgage loans secured by real property, interests in mortgage loans secured by real property and possibly mortgage-backed and mortgage-related securities and U.S. government and agency obligations.

Personnel

As of December 31, 2001, the Company had 119 full-time and 42 part-time employees. The employees are not represented by a collective bargaining unit.

Federal And State Taxation

Federal Taxation

General. The following is intended only as a discussion of material federal income tax matters and does not purport to be a comprehensive description of the federal income tax rules applicable to Warwick, Warwick Savings or Towne Center. For federal income tax purposes, Warwick, Warwick Savings and Towne Center file or will file consolidated income tax returns and report their income on a calendar year basis using the accrual method of accounting and will be subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly Warwick Savings' tax reserve for bad debts, discussed below.

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

State Taxation

New York State Taxation. Warwick Savings is subject to the New York State Franchise Tax on Banking Corporations in an annual amount equal to the greater of (i) 8.5% of Warwick Savings' "entire net income" allocable to New York State during the taxable year (8.0% effective for tax years beginning after June 30, 2001 and 7.5% effective for tax years beginning after June 30, 2002), or (ii) the applicable alternative minimum tax. The alternative minimum tax is generally the greatest of (a) 0.01% of the value of the taxable assets allocable to New York State with certain modifications, (b) 3% of Warwick Savings' "alternative entire net income" allocable to New York State or (c) $250. Entire net income is similar to federal taxable income, subject to certain modifications and alternative entire net income is equal to entire net income without certain adjustments. For purposes of computing its entire net income, Warwick Savings is permitted a deduction for an addition to the reserve for losses on qualifying real property loans.

For New York State purposes, the applicable percentage to calculate bad debt deduction under the percentage of taxable income method is 32%, subject to certain limitations.

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

Delaware State Taxation. As a Delaware holding company not earning income in Delaware, Warwick is exempted from Delaware corporate income tax but is required to file annual returns and pay annual fees and a franchise tax to the State of Delaware.

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

Set forth below is a summary description of certain of the laws and regulations applicable to Warwick, Warwick Savings and Towne Center focusing primarily on the laws and regulations applicable to Warwick and Warwick Savings. The description does not purport to be complete and is qualified in its  entirety by reference to such laws and regulations. Any change in such laws and regulations could have a material adverse impact on Warwick, Warwick Savings and Towne Center and their respective operations and stockholders.

New York Banking Regulation

Activity Powers. Warwick Savings derives its lending, investment and other activity powers primarily from the applicable provisions of the New York Banking Law ("Banking Law") and the regulations adopted thereunder. Under these laws and regulations, savings banks, including Warwick Savings, generally may invest in real estate mortgages, consumer and commercial loans, specific types of debt securities, includinc, certain corporate debt securities and obligations of federal, state and local governments and agencies, certain types of corporate equity securities, and certain other assets. A savings bank may also invest pursuant to a "leeway" power that permits investments not otherwise permitted by the Banking Law. "Leeway" investments must comply with a number of limitations on the individual and aggregate amounts of "leeway" investments. A savings bank may also exercise trust powers upon approval of the NYSBD. The exercise of these lending, investment and activity powers are limited by federal law and the rules and regulations adopted thereunder. See "- Federal Banking Regulation - Activity Restrictions on State Chartered Banks" below.

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

The New York Banking Board's regulations require a biennial assessment of a bank's compliance with the NYCRA, utilizing a four-tiered rating system, and require the NYSBD to make available to the public such rating and a written summary of the assessment results. Pursuant to the NYCRA, a bank must file with the NYSBD an annual NYCRA report and copies of all federal CRA reports. Warwick Savings' latest NYCRA rating, was a rating of "Satisfactory."  The NYCRA also requires the Superintendent of Banks of the State of New York ("Superintendent") to consider a bank's NYCRA rating when reviewing a bank's application to engage in certain transactions, including mergers, asset purchases and the establishment of branch offices or automated teller machines, and provides that such assessment may serve as a basis for the denial of any such application.

Dividends. Warwick is a legal entity separate and distinct from Warwick Savings. Warwick's principal source of revenues consists of dividends from Warwick Savings. Under the Banking Law, Warwick Savings may declare and pay a dividend on its capital stock only out of its net profits. The approval of the Superintendent is required if the total of all dividends declared by Warwick Savings in any calendar year will exceed the net profits for that year plus the retained net profits of the preceding two years, subject to certain adjustments. In addition, Warwick Savings may not pay declare, credit or pay any dividend if the effect thereof would cause its capital to be reduced below the amount required by the Superintendent or the FDIC.

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

Federal Banking Regulation

Capital Requirements. FDIC regulations require BIF-Insured banks, such as Warwick Savings and Towne Center, to maintain minimum levels of capital. At December 31, 2001 each of Warwick's banking subsidiaries had capital levels which qualified it as a "well-capitalized" institution as defined by FDIC regulations. See Note 12 of the Notes to Consolidated Financial Statements.

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

Section 24 provides an exception for investments by a bank in common and preferred stocks listed on a national securities exchange or the shares of registered investment companies if the bank notifies the FDIC and obtains approval from the FDIC to make or retain such investments. Upon receiving such FDIC approval, an institution's investment in such equity securities will be subject to an aggregate limit up to the amount of its Tier I capital. Warwick Savings received approval from the FDIC to retain and acquire such equity investments subject to a maximum permissible investment equal to the lesser of 100% of Warwick Savings' Tier I capital or the maximum permissible amount specified by the Banking Law.

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

Enforcement. The FDIC has extensive enforcement authority over insured banks, including Warwick Savings and Towne Center. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist orders and to remove directors and officers, to order divestitures and withhold approval of the acquisition of business or the exercise of powers, to terminate deposit insurance coverage and to place a depository institution in receivership. In general, these enforcement actions may be initiated in response to violations of laws and regulations and to unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities.

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

The FDIC's regulations defines the five capital categories as follows: Generally, an institution will be treated as well capitalized if its ratio of total capital to risk-weighted assets is at least 10%, its ratio of Tier I capital to risk-weighted assets is at least 6%, its ratio of Tier I capital to total assets is at least 5% and it is not subject to any order or directive by the FDIC to meet a specific capital level. An institution will be treated as adequately capitalized if its ratio of total capital to risk-weighted assets is at least 8%, its ratio of Tier I capital to risk-weighted assets is at least 4% and its ratio of Tier I capital to total assets is at least 4% (3% under certain circumstances). An institution that has a ratio of total capital to risk-weighted assets of less than 8%, a ratio of Tier I capital to risk-weighted assets of less than 4% or a ratio of Tier I capital to total assets that is less than 4% (3% under certain circumstances) would be considered to be undercapitalized. An institution that has a ratio of total capital to risk-weighted assets of less than 6%, a ratio of Tier I capital to risk-weighted assets of less than 3% or a ratio of Tier I capital to total assets that is less than 3% would be considered to be significantly undercapitalized, and an institution that has a tangible capital to assets ratio equal to or less than 2% would be deemed to be critically undercapitalized.

The severity of the action authorized or required to be taken under the FDIC's Prompt Corrective Action regulations increases as a bank's capital decreases within the three undercapitalized categories. All banks are prohibited from paying dividends or other capital distributions or paying management fees to any controlling person if, following such distribution, the bank would be undercapitalized. The FDIC is required to monitor closely the condition of an undercapitalized bank and to restrict the growth of its assets. An undercapitalized bank is required to file a capital restoration plan within 45 days of the date the bank receives notice that it is within any of the three undercapitalized categories, and the plan must be guaranteed by any parent holding company. The aggregate liability of a parent holding company is limited to the lesser of (1) an amount equal to five percent of the bank's total assets at the time it became undercapitalized, and (2) the amount that is necessary (or would have been necessary) to bring the bank into compliance with all capital standards applicable with respect to such bank as of the time it fails to comply with the plan. If a bank fails to submit an acceptable plan when required, it is treated as if it were significantly undercapitalized. Banks that are significantly or critically undercapitalized are subject to a wider range of regulatory requirements and restrictions.

Deposit Insurance.  The deposits of each bank subsidiary are insured by the BIF, which is administered by the FDIC. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured bank from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the FDIC. The FDIC may terminate the deposit insurance of any insured depository institution if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. Management is aware of no existing circumstances which would result in termination of the Company's FDIC deposit insurance.

Transactions with Affiliates. Generally transactions between an insured bank and any of its affiliates must be on terms that are substantially the same, or at least as favorable, to the institution as those that would be provided to a non-affiliate. In addition, certain of these transactions, such as loans to affiliates, are restricted to a percentage of the institution's capital. An affiliate of a bank is any company or entity which controls, is controlled by or is under common control with the bank. In a holding company context, the parent company of a bank (such as Warwick) and any companies which are controlled by such parent company are affiliates of the bank.

Community Reinvestment Act. Under the CRA, an insured depository institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires the FDIC, in connection with its examination of a savings bank, to assess the depository institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications for additional branches and acquisitions. An unsatisfactory rating may be used as the basis for the denial of an application by the FDIC.

The CRA requires the FDIC to provide a written evaluation of an institution's CRA performance  and assign to them a CRA rating of  "outstanding", "satisfactory", "needs improvement" or "unsatisfactory". Warwick Savings and Towne Center each received a "satisfactory" or better rating in their respective most recent CRA examination.

Federal Home Loan Bank System

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

Warwick Savings, as a member of the FHLBNY, is required to purchase and hold a minimum amount of shares of capital stock in the FHLBNY.  At December 31, 2001, Warwick Savings was in compliance with this requirement with an investment in FHLBNY stock of $16.9 million.

Federal Reserve System

Under FRB regulations, each depository institution is required to maintain non-interest-earning reserves against its transaction accounts (primarily NOW and regular checking accounts).  Warwick Savings and Towne Center are in compliance with the foregoing requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a FRB or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce Warwick Savings' and Towne Center's interest-earning assets.

Bank Holding Company Regulation

General. Warwick is a bank holding company subject to examination, regulation and periodic reporting under the BHCA, as administered by the FRB. Because it owns only one banking institution located in the State of New York, Warwick is not deemed a bank holding company for purposes of the Banking Law.

Impact of Enactment of the Gramm-Leach-Bliley Act. Among other things, the GLB Act establishes a comprehensive framework to permit affiliations among commercial banks, insurance companies and securities firms. Generally, bank holding companies are now permitted to engage in a wider variety of financial activities than permitted under the prior law, particularly with respect to insurance and securities activities. In addition, in a change from the prior law, bank holding companies are in a position to be owned, controlled or acquired by any company engaged in financially related activities.

Activity Restrictions. The BHCA generally limits Warwick's activities to managing or controlling banks, furnishing services to or performing services for its subsidiaries and engaging in other activities that the FRB determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Effective March 11, 2000, the GLB Act expanded-the range of permitted activities of certain bank holding companies to include the offering of virtually any type of service that is financial in nature or incidental thereto, including banking, securities underwriting, insurance (both underwriting and agency), merchant banking, acquisitions of and combinations with insurance companies and securities firms and additional activities that the FRB, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. The list of permissible activities includes all current operations of the Company. In order to engage in these new activities, a bank holding company must qualify and register with the FRB as a financial holding company. In October 2000, the Company elected to become a financial holding company.

Acquisition and Sale of Control. Under the federal Change in Bank Control Act ("CBCA"), any in concert, person (including a company), or group acting in concert, seeking to acquire 10% or more of the outstanding shares of Warwick's common stock will be required to submit prior notice to the FRB, unless the FRB has found that the acquisition of such shares will not result in a change in control of Warwick. Control generally is defined under the BHCA to mean the ownership or power to vote 25% or more of any class of voting securities of Warwick or the ability to control in any manner the election of a majority of the Warwick's directors.

Warwick is required to obtain the prior approval of the FRB to acquire all, or substantially all, of the assets of any bank or bank holding company. Prior FRB approval will be required for Warwick to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if, after giving effect to such acquisition, it would, directly or indirectly, own or control more than 5% of any class of voting shares of such bank or bank holding company.

Capital; Dividends; Share Repurchases; Source of Strength. The FRB imposes certain capital requirements on Warwick under the BHCA, including a minimum leverage ratio and a minimum ratio of "qualifying" capital to risk-weighted assets. These minimum requirements are substantially the same as the FDIC's minimum capital requirements.  Subject to its capital requirements and certain other restrictions, Warwick is able to borrow money to make a capital contribution to Warwick Savings or Towne Center, and such loans may be repaid from dividends paid from Warwick Savings or Towne Center to Warwick. Warwick is also able to raise capital for contribution to Warwick Savings or Towne Center by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws. At December 31, 2001, Warwick had capital levels that qualified its as "well capitalized" under FRB regulations. See Note 12 of the Notes to Consolidated Financial Statements.

Except as described below, Warwick is required to give the FRB prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, will be equal to 10% or more of the company's consolidated net worth. The FRB may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, FRB order or directive, or any condition imposed by, or written agreement with, the FRB. Such notice and approval is not required for a bank holding company that would be treated as well capitalized under applicable regulations of the FRB, that has received a composite "1" or "2" rating at its most recent bank holding company examination by the FRB, and that is not the subject of any unresolved supervisory issues.

Regulations of the FRB provide that a bank holding company must serve as a source of strength to any of its subsidiary banks and must not conduct its activities in an unsafe or unsound manner. A bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. Under the Prompt Corrective Action provisions of FDICIA, a bank holding company parent of an undercapitalized subsidiary bank would be directed to guarantee, within limitations, the capital restoration plan that is required of such an undercapitalized bank. See "Federal Banking Regulation - Prompt Corrective Action" above. If the undercapitalized bank fails to file an acceptable capital restoration plan or fails to implement an accepted plan, the FRB, may prohibit the bank holding company parent of the undercapitalized bank from paying any dividend or making any other form of capital distribution without the prior approval of the FRB.

Federal Securities Law

Warwick's securities are registered with the SEC under the Securities Exchange Act of 1934, as amended ("Exchange Act"), and Warwick is subject to the information, proxy solicitation, insider trading and other requirements and restrictions of the Exchange Act.

Warwick stock held by persons who are affiliates (generally executive officers, directors and principal stockholders) of Warwick may not be resold without registration or unless such stock is sold in accordance with certain resale restrictions. If Warwick meets specified current public information requirements, each affiliate of Warwick may sell in the public market, without registration, a limited number of shares in any three-month period.

ITEM 2.

Properties

Warwick Savings conducts its business through its main office in Warwick, New York and its five branch offices located in Monroe, Woodbury, Wallkill, Newburgh and Carmel, New York. Towne Center conducts its business through its office in Lodi, New Jersey and its branch office in Moonachie, New Jersey. Management believes that its current facilities are adequate to meet the present and immediately foreseeable needs of the Company.

The following sets forth information regarding Warwick Savings' branch offices, Towne Center's branch offices and the Hardenburgh office at December 31, 2001.

	Leased or Owned	Date Leased or Acquired	Lease Expiration Date
Warwick Savings

Main Office:
18 Oakland Avenue Warwick, New York 10990	Owned	1972	N/A

Branches:
591 Route 17M Monroe, New York 10950	Owned	1976	N/A

556 Route 32
Highland Mills, New York 10930	Owned	1979	N/A

1 Industrial Avenue
Wallkill, New York 10940	Owned	1998	N/A

1425 Route 300
Newburgh, New York 12550	Land Leased	1999	12/06/29

1875 Route 6 Carmel, New York 10512	Owned	2001	N/A

Miscellaneous:

799 Franklin Avenue Franklin Lakes, New Jersey	Leased	1999	9/20/02

Towne Center

15 Washington Street Lodi, New Jersey 07644	Leased	1999	03/31/02

55 Moonachie Avenue Moonachie, New Jersey	Leased	2000	04/30/05

2 Arnot Street Lodi, New Jersey 07644	Leased	2000	09/30/12

Hardenburgh

12 Scotchtown Avenue Goshen, New York 10924	Leased	2001	01/31/03

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

Year	Quarter Ending	High	Low	Dividends Paid

2000	March 31	$11.13	$ 9.31	$0.0650
	June 30	$12.38	$ 9.63	$0.0675
	September 30	$15.18	$11.13	$0.0700
	December 31	$15.00	$12.00	$0.0725

2001	March 31	$15.69	$13.19	$0.0925
	June 30	$16.49	$14.85	$0.0950
	September 30	$18.99	$16.25	$0.0975
	December 31	$21.50	$18.65	$0.1000

As of March 1, 2002, there were 4,986,542 shares of the Company's common stock outstanding and approximately 1,338 holders of record. The holders of record include banks and brokers who act as nominees, each of whom may represent more than one stockholder.

The Board of Directors of the Company declared four quarterly cash dividends during each of the years ended December 31, 2001 and 2000, as shown in the table above. The Board will review the dividend regularly and hopes to maintain a regular quarterly dividend in the future, based on the Company's earnings, financial condition and other factors.

ITEM 6.

Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

	At December 31,
	2001	2000	1999	1998	1997(7)
	(Dollars in thousands)
Selected Financial Data:
Total assets	$806,702	$637,799	$597,714	$445,139	$340,809
Loans receivable, net	516,172	432,198	349,321	261,463	179,954
Investment securities	209,572	149,513	186,490	155,490	127,563
Real estate owned, net	1,149	1,268	415	371	322
Deposits	422,246	348,131	283,072	246,886	213,513
FHLBNY advances	290,785	188,800	201,675	79,480	5,250
Securities sold under repurchase agreements	2,500	16,845	37,375	25,310	22,755
Stockholders' equity	74,003	72,581	66,572	84,238	86,190

	At December 31,
	2001	2000	1999	1998	1997(7)
	(Dollars in thousands)
Selected Operating Data:
Interest income	$52,120	$45,630	$35,562	$28,408	$21,386
Interest expense	27,415	26,226	16,951	11,939	9,539
Net interest income	24,705	19,404	18,611	16,469	11,847
Provision for loans losses	979	900	500	500	454
Net interest income after provision for loan losses	23,726	18,504	18,111	15,969	11,393
Non-interest income:
Service and fee income	4,526	3,540	2,914	2,336	2,034
Gain (loss) on securities transactions	27	(878)	524	1,109	326
Net gain on sale of loans	687	600	109	168	128
Other income	700	2,106	258	74	199
Total non-interest income, net	5,940	5,368	3,805	3,687	2,687
Non-interest expense:
Salaries and employee benefits	11,642	10,109	9,536	7,795	6,359
FDIC insurance	72	62	31	28	28
Occupancy and equipment	2,191	1,889	1,452	1,160	1,213
Data processing	1,102	1,063	974	796	636
Advertising	134	182	500	336	175
Professional fees	1,394	1,192	1,006	920	339
Other operating expenses	3,812	2,808	3,208	2,470	1,849
Total non-interest expense	20,347	17,305	16,707	13,505	12,523
Income before income tax expense	9,319	6,567	5,209	6,151	1,557
Income tax expense	3,381	2,157	2,066	2,530	658
Net income	$ 5,938	$ 4,410	$ 3,143	$ 3,621	$ 899

	At or For the Years Ended December 31,
	2001	2000	1999	1998	1997(7)
	(Dollars in thousands)
Selected Financial Ratios and Other Data(1):
Performance Ratios:
Return on average assets	0.79%	0.70%	0.62%	0.90%	0.31%
Return on average equity	7.97	6.61	4.15	4.21	3.08
Average equity to average assets	9.86	10.51	14.83	21.37	9.96
Equity to total assets	9.17	11.38	11.14	18.92	25.29
Core deposits to total deposits(2)	70.80	64.70	68.48	71.24	64.44
Net interest spread(3)	2.46	2.74	3.14	3.32	3.67
Net interest margin(4)	3.48	3.29	3.87	4.36	4.32
Operating expense to average assets	2.70	2.73	3.27	3.36	4.28
Average interest-earning assets to average interest-bearing liabilities	113.62	112.54	120.87	132.76	118.70
Efficiency ratio(5)	61.68	72.68	76.70	71.53	88.94
Book Value(6)	16.15	14.96	13.18	12.75	N/A

Regulatory Capital Ratios(1):

Warwick Savings:
Tier 1 capital to assets	7.08	8.68	9.38	11.99	16.15
Tier 1 capital to risk-weighted assets	12.87	16.33	17.60	22.82	29.86
Total capital to risk-weighted assets	13.70	17.16	18.34	23.90	30.63
Warwick Commercial:
Tier 1 capital to assets	20.18	N/A	N/A	N/A	N/A
Tier 1 capital to risk-weighted assets	93.89	N/A	N/A	N/A	N/A
Total capital to risk-weighted assets	93.89	N/A	N/A	N/A	N/A
Towne Center:
Tier 1 capital to assets	21.58	36.35	87.72	N/A	N/A
Tier 1 capital to risk-weighted assets	28.49	50.83	211.83	N/A	N/A
Total capital to risk-weighted assets	29.74	51.72	211.83	N/A	N/A
Company:
Tier 1 capital to assets	8.93	11.76	12.67	18.87	N/A
Tier 1 capital to risk-weighted assets	15.27	20.81	23.94	35.88	N/A
Total capital to risk-weighted assets	16.13	21.63	24.58	36.94	N/A

Asset Quality Ratios(1):

Non-performing loans to total loans	0.30	0.28	0.58	0.81	0.84
Non-performing loans to total assets	0.20	0.19	0.34	0.47	0.45
Non-performing assets to total assets	0.34	0.39	0.41	0.55	0.61
Allowance for loan losses to total loans	0.71	0.63	0.55	0.67	0.76
Allowance for loan losses to non-performing loans	231.39	219.69	95.33	82.95	89.79

Other Data:

Branch Offices	8	7	6	4	4

(1)

Regulatory Capital Ratios and Asset Quality Ratios are end of period ratios. With the exception of period-end ratios, all ratios are based on average monthly balances during the periods indicated.

(2)

The Company considers the following to be core deposits: checking accounts, passbook accounts, NOW accounts and money market accounts.

(3)

The interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(4)

The net interest margin represents net interest income as a percentage of average interest-earning assets.

(5)

The efficiency ratio represents non-interest expense, excluding non-recurring items and amortization of intangibles, as a percentage of the sum of net interest income and non-interest income excluding any gains or losses on sales of assets.

(6)

Book Value represents total stockholders' equity divided by the shares outstanding for the period, net of unearned shares held by the ESOP and RRP.

(7)

The selected financial data of the Company at or for the year ended December 31, 1997 is not derived from audited financial statements.

ITEM 7.

Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The primary business of Warwick is the operation of its wholly owned subsidiaries, Warwick Savings, Towne Center and Hardenburgh. Presently, the only significant assets of Warwick are the capital stock of Warwick Savings, Towne Center and Hardenburgh, the note evidencing the loan Warwick made to the Warwick Community Bancorp, Inc. Employee Stock Ownership Plan ("ESOP") to allow the ESOP to purchase 8% of the Company's common stock issued in the Company's initial public offering and the investment of the net proceeds of the offering retained by the Company. The results of operations of the Company reflect primarily those of  Warwick Savings' activities.

The Company's results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on its interest-earning assets, such as loans and securities, and the interest expense on its interest-bearing liabilities, such as deposits and borrowed funds. The Company also generates other income, such as service charges and other fees. Other expenses primarily consist of employee compensation and benefits, occupancy expenses, federal deposit insurance premiums, net costs of real estate owned, data processing fees and other operating expenses. The Company's results of operations are also significantly affected by general economic and competitive conditions (particularly changes in market interest rates), government policies, changes in accounting standards and actions of regulatory agencies.

Management Strategy

The Company has historically employed an operating strategy that emphasizes the origination of one- to four-family residential mortgage loans in its market area with both fixed and variable rates and, to an increasing degree over the past 10 years, its commercial lending business, with mostly prime rate-based loans secured by real estate located mainly in Orange County, New York. Due in part to this strategy, the Company historically has had profitable operations, resulting in a strong regulatory capital position. The Company's goal of maintaining this position has led to an overall strategy of managed growth in both  deposits and assets. From time to time, however, the Company employs a leveraging strategy, whereby borrowings are used to fund specific investments in order to provide for a reasonable net margin of return. In December 2001 the Company modified its operating strategy by emphasizing the production of one- to four-family residential mortgage loans through a private label third party contractor  that processes, underwrites and closes these loans on the Company's behalf. All residential mortgage loans originated in this manner are currently being sold by the Company. This change is expected to increase the Company's fee income while reducing the costs associated with originating residential loans. The Company intends to continue its emphasis on increasing the commercial and consumer loan (including home equity loans) portfolios as a percentage of total loans. These loans reprice more frequently, have shorter maturities, and/or higher yields than one- to four-family first mortgage loans. The major elements of the Company's operating strategy are to: (i) grow and diversify the Company's loan portfolio by continuing to originate owner-occupied, residential mortgage loans for sale and commercial business, commercial real estate, construction and consumer loans to be held in its loan portfolio; (ii) complement the Company's lending activities by investing in mortgage-backed and other securities; (iii) maintain the Company's relatively low cost of funds and (iv) manage the Company's level of interest rate risk. The Company also seeks to attract and retain customers through extended office hours, low turnover of employees and prompt, flexible and personalized production of a variety of loan products. In addition, it is a goal of the Company to increase its market share in the communities it serves through the acquisition or establishment of branch offices and, if appropriate, the acquisition of smaller financial institutions. Additionally, it is a goal of the Company to expand into new markets. For this reason, the Company has expanded its operations and lending into New Jersey and formed Towne Center, which is headquartered in Bergen County, New Jersey. In February 2001, the Company also acquired Hardenburgh, a title insurance agency subsidiary, which operates in Goshen, New York. In addition, through the May 2001 acquisition of the Carmel, New York banking office of Country Bank, Warwick Savings expanded its operations into Putnam County, New York.

Management of Interest-Rate Risk

The principal objectives of the Company's interest rate risk management activities are to: (i) evaluate the interest rate risk included in certain balance sheet accounts, (ii) determine the level of risk appropriate given the Company's business focus, operating environment, capital and liquidity requirements and performance objectives, (iii) establish prudent asset concentration guidelines and (iv) manage the risk consistent with Board approved policies and guidelines. Through such management, the Company seeks to reduce the vulnerability of its operating results to changes in interest rates and to manage the ratio of interest rate sensitive assets to interest rate sensitive liabilities within specified maturities or repricing dates. Although the Company closely monitors its interest rate risk as such risk relates to its operating strategies, the extent of the movement of interest rates, higher or lower, is an uncertainty that could have a negative impact on the earnings of Warwick Savings.

The Company has taken several actions, under various market conditions, designed to manage its level of interest rate risk. These actions have included: (i) increasing the percentage of the loan portfolio consisting of adjustable-rate commercial and consumer loans through originations, as market conditions permit, (ii) selling one- to four-family residential loans, (iii) purchasing shorter-term investment securities and (iv) seeking to increase the percentage of checking accounts in its deposit base.

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

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2001, which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined based on the earlier of term to repricing or the term to repayment of the asset or liability. The table is intended to provide an approximation of the projected repricing of assets and liabilities at December 31, 2001 on the basis of contractual maturities, anticipated prepayments and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be reinvested and/or repriced as a result of contractual amortization and anticipated early payoffs of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans. For loans on one- to four-family residential properties and mortgage-backed securities, assumed average annual prepayment rates of 16.22% and 17.46%, respectively, were utilized.

	At December 31, 2001
	Three Months or Less	More Than Three Months to Twelve Months	More Than One Year to Three Years	More Than Three Years to Five Years	More Than Five Years to Ten Years	More Than Ten Years	Total

Interest-earning assets:
Mortgage loans(1)(5)	$ 55,603	$ 21,804	$ 27,014	$ 32,931	$ 1,528	$170,392	$309,272
Other loans(1)(2)	29,650	9,605	26,988	31,417	26,852	1,454	125,966
Mortgage-backed securities, fixed(5)	5,396	14,286	---	20	20,396	70,772	110,870
Mortgage-backed securities, variable(5)	---	2,371	---	---	---	---	2,371
Mutual funds, common and preferred stock	---	5,592	---	---	---	1,147	6,739
Investment securities:
Held-to-maturity	---	2,369	1,000	---	---	326	3,695
Available-for-sale	3,640	---	1,754	---	---	69,090	74,484
Total interest-earning assets	94,289	56,027	56,756	64,368	48,776	313,181	633,397

Net deferred loan fees and costs(3)	(24)	(12)	(20)	(19)	(8)	(85)	(168)
Net interest-earning assets	94,265	56,015	56,736	64,349	48,768	313,096	633,229

Interest-bearing liabilities:
Passbook accounts(4)	---	18,252	---	---	---	73,006	91,258
Escrow accounts	---	---	---	---	---	2,107	2,107
NOW accounts	---	---	---	---	---	31,439	31,439
Money market accounts	63,156	---	---	---	---	---	63,156
Certificates of deposit	42,262	45,264	15,087	20,278	---	---	122,891
Borrowed funds	43,300	33,345	40,000	34,000	55,000	---	205,645
Total interest-bearing liabilities	148,718	96,861	55,087	54,278	55,000	106,552	516,496
Interest rate sensitivity gap	$ (54,453)	$(40,846)	$ 1,649	$ 10,071	$ (6,232)	$206,544	$116,733
Cumulative interest rate sensitivity gap	$ (54,453)	$(95,299)	$(93,650)	$(83,579)	$(89,811)	$116,733
Cumulative interest rate sensitivity gap as a percentage of total assets	(6.75)%	(11.81)%	(11.61)%	(10.36)%	(11.13)%	14.47%
Cumulative net interest-earning assets as a percentage of cumulative interest-bearing liabilities	63.39%	61.19%	68.85%	76.45%	78.09%	122.60%

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

(5)

For loans on residential properties an average annual prepayment rate of 16.22% is utilized. Mortgage-backed securities are assumed to prepay at an average annual rate of 17.46%.

At December 31, 2001, the Company's total interest-bearing liabilities maturing or repricing within one year exceeded its total interest-earning assets maturing or repricing in the same time period by $95.3 million, representing a one-year cumulative "gap," as defined below, as a percentage of total assets of negative 11.81%. Accordingly, management views the Company as having a manageable gap position, but still slightly vulnerable to a rising interest rate environment.

Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate loans, have features which restrict changes in interest rates both on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, prepayments and early withdrawal levels would likely deviate significantly from those assumed in calculating the table. Finally, the ability of many borrowers to make scheduled payments on their adjustable-rate loans may decrease in the event of an interest rate-increase.

The Company's interest rate sensitivity is also monitored by management through the use of a model which internally generates estimates of the change in net portfolio value ("NPV") over a range of interest rate change scenarios. NPV is the present value of expected cash flows from assets, liabilities and offbalance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. For purposes of the NPV table, prepayment speeds similar to those used in the "gap" table were used, reinvestment rates were those in effect for similar products being offered and rates on core deposits were modified to reflect recent trends. The following table sets forth the Company's NPV as of December 31, 2001, as calculated by the Company.

	Net Portfolio Value			Portfolio Value of Assets
	(Dollars in thousands)
Rate in Basis Points (Rate Shock)	$ Amount	$ Change	% Change	NPV Ratio	% Change(1)

200	68,018	(9,257)	(12)	8.90	(0.60)
100	72,628	(4,657)	(6)	9.21	(0.29)
Static	77,275	---	---	9.50	---
(100)	74,432	(2,843)	(4)	8.95	(0.55)
(200)	71,765	(5,510)	(7)	8.48	(1.02)

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

Average Balance Sheets. The following table sets forth certain information relating to the Company's consolidated statements of financial condition and consolidated states of income for the years ended December 31, 2001, 2000 and 1999 and reflects the average yield on assets and average cost of liabilities for the periods shown. The yields and costs were derived by dividing interest income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances were computed based on average daily balances. The yields include deferred fees and discounts which are considered yield adjustments.

	For the Years Ended December 31,
	2001			2000			1999
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Mortgage loans, net(1)	$350,722	$26,357	7.52%	$311,234	$23,605	7.58%	$231,444	$17,077	7.38%
Consumer and other loans, net(1)	137,583	11,282	8.20	86,690	7,849	9.05	63,508	5,431	8.55
Mortgage-backed securities	93,036	6,043	6.50	88,895	6,296	7.08	87,804	6,145	7.00
Federal funds sold	3,753	116	3.09	272	13	4.78	379	14	3.69
Interest-earning accounts at banks	1,099	41	3.73	810	51	6.30	462	23	4.98
Investment securities	123,114	8,281	6.72	101,956	7,816	7.67	96,932	6,872	7.09
Total interest-earning assets	709,307	52,120	7.35	589,857	45,630	7.74	480,529	35,562	7.40
Non-interest earning assets	45,570			44,301			30,065
Total assets	$754,877			$634,158			$510,594

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Passbook accounts	$114,952	$ 3,314	2.88%	$ 91,888	$ 2,581	2.81%	$ 85,379	$ 2,251	2.64%
Escrow deposits	4,850	97	2.00	6,800	136	2.00	5,600	112	2.00
NOW accounts	34,772	578	1.66	25,473	367	1.44	22,676	346	1.53
Money market accounts	70,982	2,356	3.32	53,772	2,502	4.65	43,002	1,673	3.89
Certificate accounts	120,692	6,168	5.11	107,462	6,041	5.62	73,755	3,467	4.70
Total deposits	346,248	12,513	3.61	285,395	11,627	4.07	230,412	7,849	3.41
Borrowed funds	278,053	14,902	5.36	238,741	14,599	6.11	167,157	9,102	5.45
Total interest-bearing liabilities	624,301	27,415	4.39	524,136	26,226	5.00	397,569	16,951	4.26
Non-interest bearing liabilities	56,112			43,350			37,286
Total liabilities	680,413			567,486			434,855
Stockholders' Equity	74,464			66,672			75,739
Total liabilities and stockholders' equity	$754,877			$634,158			$510,594
Net interest income/interest rate spread(2)		$24,705	2.96%		$19,404	2.74%		$18,611	3.14%
Net interest-earning assets/net interest margin(3)	$ 85,006		3.48%	$ 65,721		3.29%	$ 82,960		3.87%
Ratio of interest-earning assets to interest-bearing liabilities			113.62%			112.54%			120.87%

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

	Year Ended December 31, 2001 Compared to Year Ended December 31, 2000			Year Ended December 31, 2000 Compared to Year Ended December 31, 1999
	Increase (Decrease) In Net Interest Income Due to			Increase (Decrease) In Net Interest Income Due to
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)

Interest-earning assets:
Mortgage loans, net	$2,995	$ (243)	$2,752	$5,887	$ 641	$ 6,528
Consumer and other loans, net	4,608	(1,175)	3,433	1,982	436	2,418
Mortgage-backed securities	293	(546)	(253)	76	75	151
Federal funds sold	166	(63)	103	(4)	3	(1)
Interest-earning accounts at banks	18	(28)	(10)	17	11	28
Investment securities	1,622	(1,157)	465	356	588	944
Total	9,702	(3,212)	6,490	8,314	1,754	10,068

Interest-bearing liabilities:
Passbook accounts	648	85	733	172	158	330
Escrow accounts	(39)	---	(39)	24	---	24
NOW accounts	134	77	211	43	(22)	21
Money market accounts	801	(947)	(146)	419	410	829
Certificates of deposits	744	(617)	127	1,584	990	2,574
Borrowed funds	2,404	(2,101)	303	3,898	1,599	5,497
Total	4,692	(3,503)	1,189	6,140	3,135	9,275

Net change in net interest income	$5,010	$ 291	$5,301	$2,174	$(1,381)	$ 793

Comparison of Financial Condition at December 31, 2001 and December 31, 2000

Total assets increased $168.9 million to $806.7 million at December 31, 2001 from $637.8 million at December 31, 2000, reflecting the Company's growth strategy. This increase in total assets was primarily the result of a $84.0 million or 19.4% increase in the Company's loan portfolio, primarily commercial loans and residential construction loans. Additional asset growth was concentrated in securities available-for-sale, which increased $60.5 million to $206.3 million at December 31, 2001 from $145.8 million at December 31, 2000.

The Company's asset growth was primarily funded through increases in deposits and FHLBNY advances. Deposits increased $74.1 million to $422.2 million at December 31, 2001. The increase in deposits was primarily attributable to a $41.9 million increase in savings accounts, a $12.5 million increase in money market accounts and non-interest bearing deposits and a $7.3 million increase in NOW accounts. Certificates of deposit remained relatively unchanged despite brokered deposits decreasing by $15.0 million. Also included in the increases above was the $62.1 million of deposits acquired through the acquisition of the Carmel branch office in May 2001.

The Company's borrowings increased from $205.6 million at December 31, 2000 to $293.3 million at December 31, 2001. At December 31, 2001, the Company had $2.5 million in securities sold under repurchase agreements and $290.8 million in advances from the FHLBNY, as compared to $16.8 million and $188.8 million, respectively, as of December 31, 2000.

Total stockholders' equity increased $1.4 million to $74.0 million at December 31, 2001 from $72.6 million at December 31, 2000. This increase was primarily attributable to net income of $5.9 million, the $1.7 million reduction in accumulated other comprehensive loss, net, and a decrease in unearned ESOP and RRP common stock which resulted in a $1.2 million increase in stockholders' equity. These increases in stockholders' equity were partially offset by $6.1 million in open market purchases of 362,700 shares of the Company's outstanding common stock in conjunction with the Company's stock repurchase programs and  the payment of quarterly cash dividends to shareholders amounting to $2.0 million.

Comparison of Operating Results for the Years Ended December 31, 2001 and 2000

General. Net income for the year ended December 31, 2001 totaled $5.9 million, or $1.27 per basic share, as compared to a net income of $4.4 million, or $0.91 per share, for the comparable period in 2000. Fully diluted earnings per share were $1.24 and $0.91 for the year ended December 31, 2001 and 2000, respectively. The increase was primarily attributable to the increase of 27.3% in net interest income and 10.7% in non-interest income, and was partially offset by a 17.6% increase in non-interest expenses.

Net Interest Income. Net interest income for the year ended December 31, 2001 increased $5.3 million, or 27.3%, to $24.7 million, from $19.4 million for the year ended December 31, 2000.

Net interest margin is net interest income expressed as a percentage of total average earnings assets. For the year ended December 31, 2001, the net interest margin was 3.48% as compared to 3.29% for the year ended December 31, 2000. This increase was primarily attributable to an increase in average interest-earning assets coupled with a 61 basis point decrease in the average rate paid on interest-bearing liabilities. The decrease in the average rate paid on interest-bearing liabilities was primarily attributable to a 133 basis point decrease in the average rate paid on money market accounts, a 75 basis point decrease in the average rate paid on borrowed funds and a 51 basis point decrease in the average rate paid on certificates of deposit, as compared to the year ended December 31, 2000. Average interest-earning assets increased $119.4 million from $589.9 million for the year ended December 31, 2000 to $709.3 million for the year ended December 31, 2001, while average interest-bearing liabilities increased $100.2 million from $524.1 million to $624.3 million for the same period.

Interest Income. For the year ended December 31, 2001, interest income totaled $52.1 million, as compared to $45.6 million for the year ended December 31, 2000. The $6.5 million, or 14.2%, increase was primarily attributable to a $3.4 million, or 43.8%, increase in the amount of interest earned on the commercial and consumer loan portfolios, which resulted primarily from an increase in the average balance of commercial and consumer loans from $86.7 million for the year ended December 31, 2000 to $137.6 million for the year ended December 31, 2001. The increase in interest income was also attributable, to a lesser extent, to growth in the mortgage loan portfolio. Interest earned on mortgage loans during the year ended December 31, 2001 increased by $2.8 million, compared to the year ended December 31, 2000. The increase in interest income on mortgage loans was the result of the increase in the average balance of mortgage loans of $39.5 million, or 12.7%.

The average yield on interest-earning assets decreased to 7.35% for the year ended December 31, 2001, as compared to 7.74% for the year ended December 31, 2000. This was primarily due to the lower yields earned on the loan and investment securities portfolios due to lower long-term interest rates during the year ended December 31, 2001.

Interest Expense. Interest expense for the year ended December 31, 2001 was $27.4 million, compared to $26.2 million for the year ended December 31, 2000. This increase was due primarily to an increase of $39.3 million in the average balance of borrowed funds, an increase of $23.1 million in the average balance of passbook deposits and an increase of $37.8 million in the average balance of other interest-bearing deposits, partially offset by a 75 basis point decrease in the rates paid on average borrowed funds.

Provisions for Loan Losses. The provision for loan losses for the years ended December 31, 2001 and 2000 was $979,200 and $900,000, respectively. The increase in the provision was a result of management's assessment of the growth in the loan portfolio and its assessment of the local economy and market conditions. At December 31, 2001, the allowance for possible loan losses totaled $3.6 million, and the ratio of such allowance to non-performing loans was 231.39%.

Non-Interest Income. Non-interest income, consisting primarily of service and fee income and gains and losses on securities and loan transactions, increased by $572,000, or 10.7%, to $5.9 million for the year ended December 31, 2001, as compared to $5.4 million for the year ended December 31, 2000. This increase was primarily attributable to a $986,000 increase in service and fee income and a $87,000 increase in gain on the sale of loans partially offset by a $275,000 decrease in other income. The increase in service and fee income was primarily from deposit and loan growth, an increase in the amount of income generated from the sales of mutual funds and tax-deferred annuities and fee income associated with the Company's debit card. The gain on the sale of loans was attributable to an increase in the number of originated mortgage loans that were sold with servicing released in conjunction with the Company's decision to exit the residential mortgage loan servicing business.

Non-Interest Expense. Non-interest expense increased by $3.0 million, or 17.3%, to $20.3 million for the year ended December 31, 2001, as compared to $17.3 million for the year ended December 31, 2000. This increase resulted primarily from an increase in salaries and employee benefits of $1.5 million attributable to additions to staff necessary to attract and service a growing number of loan account and deposit account customers, and to the costs associated with the retirement of the former Chairman of the Company. Occupancy expense and data processing expense increased $302,000 and $39,000, respectively, due primarily to Towne Center and Warwick Savings' new full-service branch. Professional fees increased $201,000 due to expenses incurred with Hardenburgh and the Carmel, New York branch purchase. The increase in other expenses was the result of non-recurring charges associated with exiting the mortgage loan servicing business and charges associated with the integration of Hardenburgh and the Carmel, New York branch with the Company's operational platforms. Partially offsetting these increases was the decrease in advertising expense of $48,000.

Provision for Income Taxes. The provision for income taxes increased from $2.2 million for the year ended December 31, 2000 to $3.4 million for the year ended December 31, 2001. This increase was attributable to the increase in pre-tax income of 41.9%.

Comparison of Financial Condition at December 31, 2000 and December 31, 1999

Total assets increased $40.1 million to $637.8 million at December 31, 2000 from $597.7 million at December 31, 1999, reflecting the Company's ongoing strategy of managed growth. This increase in total assets was primarily the result of a 23.7% increase in the Company's loan portfolio. The Company's asset growth was primarily funded through deposit growth, which increased $65.1 million to $348.1 million at December 31, 2000. The increase in deposits was primarily attributable to a $33.7 million increase in certificates of deposit, an $18.7 million increase in money market accounts, a $7.1 million increase in savings accounts and a $6.5 million increase in NOW accounts and was only partially offset by the $845,000 decrease in non-interest bearing deposits. Included in the $33.7 million increase in certificates of deposits at December 31, 2000 were brokered deposits in the amount of $20.0 million. In conjunction with these brokered deposits, the Company entered into a hedging strategy with interest rate swaps to limit its interest rate risk. Under the terms of the agreement, the Company agreed to pay interest at a variable rate determined by an independent index, for terms ranging from one to five years, and to receive interest at a fixed rate of 7.50% over the same terms.

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

Asset growth was concentrated in mortgage loans, net, which increased $60.8 million to $331.5 million at December 31, 2000 from $270.7 million at December 31, 1999. Other loans, net, increased $24.3 million to $98.7 million at December 31, 2000 from $74.5 million at December 31, 1999. Total securities were $149.5 million at December 31, 2000 compared to $186.5 million at December 31, 1999. Securities held-to-maturity at December 31, 2000 totaled $3.7 million as compared to $1.4 million at December 31, 1999, a decrease of $37.0 million. Securities available-for- sale at December 31, 2000 totaled $145.8 million as compared to $185.1 million at December 31, 1999. The decrease in securities available-for-sale was primarily the result of the Company's sale of approximately $21.0 million of lower-yielding investment securities and the fact that $10.0 million of the Company's high-yielding callable instruments were called, which helped reduce the Company's level of wholesale funding at December 31, 2000.

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

Total stockholders' equity increased $6.0 million to $72.6 million at December 31, 2000 from $66.6 million at December 31, 1999. This increase was primarily attributable to net income of $4.4 million, the $4.3 million reduction in accumulated other comprehensive loss, net, and a valuation adjustment of the deferred tax asset resulting from the Company's previous contribution of 192,423 shares of its stock to The Warwick Savings Foundation resulting in an increase of $415,000 in stockholders' equity. The increase in stockholders' equity was partially offset by the $3.4 million in open market purchases of 306,214 shares of the Company's outstanding common stock in conjunction with the Company's stock repurchase programs. Total stockholders' equity was further reduced by the payment of quarterly cash dividends to shareholders amounting to $1.5 million.

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

Net Interest Income. Net interest income for the year ended December 31, 2000 increased $793,000, or 4.3%, to $19.4 million, from $18.6 million for the year ended December 31, 1999.

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

Provision for Loan Losses. The provision for loan losses for the years ended December 31, 2000 and 1999 was $900,000 and $500,000, respectively. The increase in the provision is a result of management's assessment of the growth in the loan portfolio, the level of the Company's allowance for possible loan losses and its assessment of the local economy and market conditions. At December 31, 2000, the allowance for possible loan losses totaled $2.7 million, and the ratio of such allowance to non-performing loans was 219.69%.

Non-Interest Income. Non-interest income, consisting primarily of service and fee income and gains and losses on securities and loan transactions, increased by $1.6 million, or 41.1%, to $5.4 million for the year ended December 31, 2000, as compared to $3.8 million for the year ended December 31, 1999. This increase was primarily attributable to increases in sale of mortgage servicing rights and other income, service and fee income and income on loan transactions of $1.8 million, $626,000 and $491,000, respectively, and was partially offset by the $1.4 million decrease in income from securities transactions. The increase in other income resulted from the $1.2 million gain on the sale of the Company's serviced-for others mortgage loan portfolio, as well as an increase of $638,000 in the cash surrender value of the bank owned life insurance that was purchased by the Company. The increase in service and fee income was primarily from deposit and loan growth, growth in the amount of income generated from the sales of mutual funds and tax-deferred annuities and fee income associated with Warwick Savings' debit card. The increase in income earned from loan transactions was attributable to an increase in the number of originated mortgage loans that were sold with servicing released in conjunction with the Company's decision to exit the mortgage loan servicing business. The decrease in income from securities transactions resulted from the sale of $21.0 million of lower-yielding securities as management restructured the Company's balance sheet, which resulted in a loss of $878,000.

Non-Interest Expense. Non-interest expense increased by $597,000, or 3.6%, to $17.3 million for the year ended December 31, 2000, as compared to $16.7 million for the year ended December 31, 1999. This increase resulted primarily from an increase in salaries and employee benefits of $572,000 attributable to additions to staff necessary to attract and service a growing number of loan account and deposit account customers, and to hiring new staff members for Towne Center and Warwick Savings' fifth full-service branch, which is located in the town of Newburgh. Also reflected in salaries and employee benefits is the one-time charge of $165,000 for staff reduction costs associated with the elimination of positions due to the Company exiting the mortgage loan servicing business. Occupancy expense and data processing expense increased $437,000 and $89,000, respectively, due primarily to Towne Center and Warwick Savings' new full-service branch. Professional fees increased $187,000 due to legal expenses associated with the Company's exploration of entering into a business combination with another financial institution. Partially offsetting these increases were decreases in other expense and advertising expense of $402,000 and $317,000, respectively. The decrease in other expense was attributable primarily to non-recurring expenses in 1999 for the formation of Towne Center and opening of the Newburgh branch.

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

Liquidity and Capital Resources

The Company's primary sources of funds are retail deposits, wholesale funding from FHLBNY or other bank borrowings, securities sold under repurchase agreements, principal and interest payments on loans and securities and, to a lesser extent, proceeds from the sale of securities. While maturities and scheduled amortization of loans and securities provide an indication of the timing of the receipt of funds, changes in interest rates, economic conditions and competition strongly influence mortgage prepayment rates and deposit flows, reducing the predictability of the timing of sources of funds.

Both Warwick Savings  and Towne Center maintain appropriate levels of liquid assets. As a member of the FHLBNY, Warwick Savings has the availability of one line of credit for borrowing in the amount of $33.0 million on an over-night basis. In accordance with the FHLBNY's credit policy, Warwick Savings now has total credit facilities available of nearly $394.8 million, inclusive of the aforementioned amounts, before the delivery of qualifying collateral is required. Additionally, Warwick Savings has other sources of liquidity if the need arises. One source is to borrow up to $5 million from a commercial bank on an unsecured basis and the other is the ability to sell securities under repurchase agreements in an amount up to $10 million from a securities investment company.

The primary investing activities of the Company are the origination of one- to four-family residential mortgage loans, commercial real estate and commercial business loans, a variety of consumer loans, and the purchase of mortgage-backed securities and debt and equity securities. During the years ended December 31, 2001, 2000 and 1999, the Company's disbursements for loan originations totaled $242.6 million, $210.5 million and $214.4 million, respectively. Purchases of mortgage-backed securities totaled $57.6 million, $4.6 million and $79.6 million for the years ended December 31, 2001, 2000 and 1999, respectively. Other debt and equity securities purchased during the years ended December 31, 2001, 2000 and 1999 were $60.8 million, $9.1 million and $50.5 million, respectively. The Company's investing activities are funded primarily by borrowings, net deposit inflows, sales of loans and securities and principal repayments on loans and securities. The Company increased borrowings at December 31, 2001 by $87.6 million to fund its investment growth.

At December 31, 2001, the Company's total approved loan origination commitments outstanding totaled $33.6 million and the unadvanced/unused portion of commercial lines of credit totaled $20.2 million. Management of the Company believes it will have sufficient funds available to meet its current originations and other lending commitments. Certificates of deposit scheduled to mature in one year or less from December 31, 2001 totaled $106.1 million. Based on historical experience and pricing strategy, management believes that a significant portion of such deposits will remain with the Company.

At December 31, 2001, the Company had cash and due from banks of $20.8 million, federal funds sold of $5.0 million and securities available for sale of $206.3 million. Management believes these amounts, together with the Company's borrowing capabilities, to be more than adequate to meet its short-term cash needs.

The Company's liquidity is available to, among other things, support future expansion of operations or diversification into other banking related businesses, pay dividends or repurchase its common stock. During the year ended December 31, 2001, the Company used its liquidity to repurchase a total of 362,700 shares of the Company's outstanding common stock at a total cost of $6.1 million. Total dividends declared and paid for the year ended December 31, 2001 aggregated $0.385 per share, or a total of $2.0 million. The declaration and payment of dividends are subject to, among other things, Warwick's financial condition and results of operations, regulatory capital requirements, tax considerations, industry standards, economic conditions, regulatory restrictions, general business practices and other factors.

Regulatory Capital Position

Warwick Savings, Warwick Commercial and Towne Center are subject to minimum regulatory capital requirements imposed by the FDIC which vary according to an institution's capital level and the composition of its assets. An insured institution is required to maintain Tier I capital of not less than 3.00% of total assets plus an additional amount of at least 100 to 200 basis points ("leverage capital ratio"). An insured institution must also maintain a ratio of total capital to risk-based assets of at least 8.00%. Although the minimum leverage capital ratio is 3.00%, FDICIA stipulates that an institution with less than a 4.00% leverage capital ratio is deemed to be an undercapitalized institution, which results in the imposition of regulatory restrictions. Warwick Savings', Warwick Commercial's and Towne Center's capital ratios qualify them to be deemed well capitalized under FDICIA. In addition, Warwick's capital ratios exceed the minimum regulatory capital requirements imposed by the Federal Reserve Board, which are substantially similar to the requirements of the FDIC. See Note 12 to the Notes to Consolidated Financial Statements for Warwick's, Warwick Savings', Warwick Commercial's and Towne Center's regulatory capital position as of December 31, 2001 and 2000.

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

Impact of New Accounting Standards

See Note I to Notes to the Consolidated Financial Statements.

ITEM 7A.

Quantitative and Qualitative Disclosures About Market Risk

The information required by this item appears under the caption "Management of Interest Rate Risk" under Item 7 above.

ITEM 8.

Financial Statements and Supplementary Data

Consolidated Statements of Financial Condition

	December 31,
Assets	2001	2000

ASSETS
Cash on hand and in banks	$ 20,765,609	$ 15,236,254
Federal funds sold	5,000,000	---
Securities-
Available-for-sale, at fair value	206,252,898	145,817,579
Held-to-maturity, at amortized cost (fair value of $3,335,831 in 2001 and $3,715,381 in 2000)	3,318,857	3,695,389
Total securities	209,571,755	149,512,968

Mortgage loans, net	360,324,590	331,518,703
Mortgage loans held-for-sale	---	1,953,911
Other loans, net	155,847,312	98,725,828
Accrued interest receivable	3,680,483	3,358,974
Federal Home Loan Bank stock	16,934,800	13,252,300
Bank premises and equipment, net	9,925,328	7,620,267
Other real estate owned, net	1,149,220	1,268,304
Bank owned life insurance	11,338,664	10,637,710
Goodwill and other intangible assets	2,815,833	---
Other assets	9,348,101	4,713,696
Total assets	$806,701,695	$637,798,915

Liabilities and Stockholders' Equity

LIABILITIES:
Deposits	$422,245,892	$348,130,627
Mortgage escrow funds	3,675,987	2,452,443
Securities sold under agreements to repurchase	2,500,000	16,845,000
Federal Home Loan Bank advances	290,785,000	188,800,000
Accrued expenses and other liabilities	13,491,819	8,990,321
Total liabilities	732,698,698	565,218,391
COMMITMENTS AND CONTINGENCIES (NOTE 13)

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 5,000,000 share authorized; none issued	---	---
Common stock, $.01 par value; 15,000,000 shares authorized; 6,628,148 shares and 6,606,548 shares issued in 2001 and 2000, respectively; 4,991,976 and 5,333,076 shares outstanding in 2001 and 2000, respectively	66,281	66,065
Additional paid-in capital	63,680,835	63,039,085
Retained earnings - subject to restrictions	39,739,355	35,773,721
Accumulated other comprehensive loss, net	(822,225)	(2,508,500)
Less - Unallocated common stock held by ESOP	(4,900,359)	(5,720,340)
Less - Unearned common stock held by RRP	(2,001,377)	(2,370,865)
Treasury stock (1,636,172 and 1,273,472 shares)	(21,759,513)	(15,698,642)
Total stockholders' equity	74,002,997	72,580,524
Total liabilities and stockholders' equity	$806,701,695	$637,798,915

The accompanying notes are an integral part of these consolidated statements.

Consolidated Statements of Income

	For the Years Ended December 31,
	2001	2000	1999
INTEREST INCOME:
Interest on mortgage loans	$26,357,847	$23,605,104	$17,077,323
Interest on other loans	11,282,254	7,848,369	5,430,705
Interest on securities	14,322,268	14,112,074	13,016,925
Interest on federal funds sold	116,174	13,395	14,253
Interest on short-term money market instruments	41,269	50,673	22,878
Total interest income	52,119,812	45,629,615	35,562,084

INTEREST EXPENSE:
Time deposits	6,167,925	6,040,913	3,467,065
Money market deposits	2,356,414	2,502,378	1,672,908
Savings deposits	3,890,974	2,948,015	2,596,974
Mortgagors' escrow funds	96,813	136,356	111,953
Borrowed funds	14,902,415	14,597,927	9,101,753
Total interest expense	27,414,541	26,225,589	16,950,653
Net interest income	24,705,271	19,404,026	18,611,431

PROVISION FOR LOAN LOSSES	979,200	900,000	499,800
Net interest income after provision for loan losses	23,726,071	18,504,026	18,111,631

NON-INTEREST INCOME:
Service and fee income	4,526,090	3,540,306	2,914,268
Gain (loss) on securities transactions	26,717	(877,691)	523,563
Net gain on sale of loans	687,012	600,397	109,426
Gain on sale of mortgage servicing rights	109,581	1,238,991	---
Other income	591,054	866,162	257,686
Total non-interest income, net	5,940,454	5,368,165	3,804,943

NON-INTEREST EXPENSE:
Salaries and employee benefits	11,641,807	10,108,593	9,536,265
FDIC insurance	72,014	62,377	30,678
Occupancy	2,191,354	1,889,087	1,451,646
Data processing	1,101,969	1,063,209	974,551
Advertising	134,456	182,387	499,791
Professional fees	1,393,755	1,192,364	1,005,801
Other	3,811,984	2,807,346	3,209,147
Total non-interest expense	20,347,339	17,305,363	16,707,879
Income before provision for income taxes	9,319,186	6,566,828	5,208,695

PROVISION FOR INCOME TAXES	3,380,714	2,156,575	2,066,009
Net income	$ 5,938,472	$ 4,410,253	$ 3,142,686

WEIGHTED AVERAGE:
Common shares	4,689,255	4,872,499	5,476,926
Dilutive stock instruments	98,029	---	---
	4,787,284	4,872,499	5,476,926
Earnings Per Share:
Basic	$ 1.27	$ 0.91	$ 0.57
Diluted	$ 1.24	$ 0.91	$ 0.57

The accompanying notes are an integral part of these consolidated statements.

Consolidated Statements of Changes in Stockholders' Equity

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss) Net	Unallocated ESOP Common Stock	Unearned RRP Common Stock	Treasury Stock	Compre-hensive Income

BALANCE, December 31, 1998	$66,065	$63,374,087	$30,458,523	$ 1,726,918	$(7,207,901)	$(4,179,911)	$ ---
Net income	---	---	3,142,686	---	---	---	---	$ 3,142,686
Unrealized appreciation on securities available-for-sale, net	---	---	---	(8,558,807)	---	---	---	(8,558,807)
Comprehensive income		---	---	---	---	---	---	$(5,416,121)
Allocation of ESOP stock	---	(155,746)	---	---	692,866	---	---
Cash dividends paid	---	---	(1,171,538)	---	---	---	---
Earned portion of RRP	---	(240,359)	---	---	---	917,304	---
Purchase of treasury stock	---	---	---	---	---	---	(12,292,122)
BALANCE, December 1999	66,065	62,977,982	32,429,671	(6,831,889)	(6,515,035)	(3,262,607)	(12,292,122)
Net income	---	---	4,410,253		---	---	---	$ 4,410,253
Unrealized appreciation on securities available-for-sale, net	---	---	---	4,323,389	---	---	---	4,323,389
Comprehensive income		---	---	---	---	---	---	$ 8,733,642
Allocation of ESOP stock	---	33,825	---	---	794,695	---	---
Cash dividends paid	---	---	(1,480,836)	---	---	---	---
Earned portion of RRP	---	27,278	---	---	---	891,742	---
Valuation adjustment related to net increase in deferred tax benefit	---	---	414,633	---	---	---	---
Purchase of treasury stock	---	---	---	---	---	---	(3,406,520)
BALANCE, December 2000	66,065	63,039,085	35,773,721	(2,508,500)	(5,720,340)	(2,370,865)	(15,698,642)
Net income	---	---	5,938,472	---	---	---	---	$ 5,938,472
Unrealized appreciation on securities available-for-sale, net	---	---	---	1,686,275	---	---	---	1,686,275
Comprehensive income		---	---	---	---	---	---	$ 7,624,747
Allocation of ESOP stock	---	247,168	---	---	819,981	---	---
Cash dividends paid	---	---	(1,972,838)	---	---	---	---
Earned portion of RRP	---	27,598	---	---	---	369,488	---
Exercise of stock options	216	366,984	---	---	---	---	---
Purchase of treasury stock	---	---	---	---	---	---	(6,060,871)
BALANCE, December 2001	$66,281	$63,680,835	$39,739,355	$ (822,225)	$(4,900,359)	$(2,001,377)	$(21,759,513)

The accompanying notes are an integral part of these consolidated statements.

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2001	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 5,938,472	$ 4,410,253	$ 3,142,686
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation	953,517	851,891	668,012
Amortization of goodwill	227,239	---	---
Accretion of discount on investment securities, net	(1,852,430)	(2,291,465)	(1,533,934)
Net increase in accrued interest receivable	(321,509)	(142,612)	(710,386)
Net increase in mortgage servicing rights, BOLI and other assets	(8,151,192)	(6,494,619)	(4,865,451)
Provision for loan losses	979,200	900,000	499,800
Net gain on sale of mortgage servicing rights	(109,581)	(1,238,991)	---
Net gain on sales of loans	(687,012)	(600,397)	(109,426)
Net (gain) loss on sale of securities	(26,717)	877,691	(523,563)
Increase (decrease) in accrued interest payable	695,601	(122,387)	838,685
Net increase (decrease) in accrued expenses and other liabilities	3,805,897	1,581,208	(566,409)
Net cash provided by (used in) operating activities	1,451,485	(2,269,428)	(3,159,986)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and calls of securities	28,326,221	13,650,000	23,999,619
Purchases of securities	(118,449,335)	(13,615,940)	(130,133,268)
Proceeds from sales of securities available-for-sale	7,532,699	34,913,186	41,680,350
Principal repayments from mortgage-backed securities	27,203,632	11,523,699	20,722,448
Purchases of Federal Home Loan Bank stock	(3,682,500)	(1,500,300)	(7,119,200)
Net increase in loans	(85,096,038)	(86,113,535)	(83,665,284)
Purchases of banking premises and equipment, net	(3,258,578)	(642,734)	(1,076,815)
Net cash used in investing activities	(147,423,899)	(41,785,624)	(135,592,150)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	74,115,265	65,058,246	36,185,999
Net increase (decrease) in mortgage escrow funds	1,223,544	964,682	(477,505)
Net increase (decrease) in borrowed funds	87,640,000	(33,405,000)	134,260,000
Cash dividends paid on common stock	(1,972,838)	(1,480,836)	(1,171,538)
Purchase of treasury stock	(6,060,871)	(3,406,520)	(12,292,122)
Stock options exercised	367,200	---	---
ESOP allocation	819,981	794,695	692,866
Earned portion of RRP	369,488	891,742	917,304
Net cash provided by financial activities	156,501,769	29,417,009	158,115,004
Increase (decrease) in cash and cash equivalents	10,529,355	(14,638,043)	19,362,868
Cash and Cash Equivalents, beginning of year	15,236,254	29,874,297	10,511,429
Cash and Cash Equivalents, end of year	$ 25,765,609	$ 15,236,254	$ 29,874,297
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for-
Interest on deposits and borrowed funds	$ 26,718,940	$ 26,347,975	$ 17,788,653
Income taxes	3,474,789	1,802,750	1,826,375

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

Basis of Presentation. The accompanying consolidated financial statements include the accounts of the Parent Company, its savings bank subsidiary, The Warwick Savings Bank ("Warwick Savings"), and its commercial bank subsidiary, The Towne Center Bank ("Towne Center"). All significant intercompany balances and transactions are eliminated in consolidation. Warwick Savings completed its conversion from a mutual savings bank to a stock savings bank on December 23, 1997. Concurrent with Warwick Savings' conversion, the Parent Company completed its initial public offering of common stock and purchased all of the outstanding common stock of Warwick Savings. Towne Center was established by the Parent Company as of October 26, 1999. Warwick Commercial Bank ("Warwick Commercial") was formed in 2001 for the purpose of accepting government deposits. Hardenburgh Abstract Company of Orange County, Inc. ("Hardenburgh"), was acquired in 2001 to engage in the title insurance business.

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

Loans. Loans are stated at the principal amount outstanding, net of unearned income. Loans are placed on non-accrual status when management has determined that the borrower will be unable to meet contractual principal or interest obligations or when unsecured interest or principal payments are 90 days past due. When a loan is classified as non-accrual, the recognition of interest income ceases. Interest previously accrued and remaining unpaid is reversed against income. Cash payments received are applied to principal and interest income is not recognized unless management determines that the financial condition and payment record of the borrower warrants the recognition of income.

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

SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," defines an impaired loan as a loan for which it is probable, based on current information, that the lender will not collect all amounts due under the contractual terms of the loan agreement. The Company applies the impairment criteria to all loans, except for large groups of smaller balance homogenous loans that are collectively evaluated for impairment, such as residential mortgage and consumer installment loans. At December 31, 2001 and 2000, in addition to the non-accrual loans discussed in Notes 4 and 5, there were $352,000 and $601,000, respectively, of loans identified by the Company as impaired, as defined under SFAS No. 114, with no specific reserves for losses.

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

Goodwill and Other Intangibles. Goodwill resulting from the acquisition of Hardenburgh in 2001 is being amortized on a straight line basis over approximately 10 years. The unamortized balance at December 31, 2001 was $885,625. On a prospective basis, the Hardenburgh goodwill balance will be reviewed for impairment. Amortization expense for Hardenburgh for the year ended December 31, 2001 was $89,375.

Goodwill resulting from the acquisition of the Carmel branch from Country Bank in 2001 is being amortized over 10 years. The unamortized balance at December 31, 2001 was $1.9 million. Amortization expense for the year ended December 31, 2001 was $137,864.

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

Acquisitions. On February 26, 2001, Warwick purchased the Hardenburgh Abstract Company of Orange County, Inc. to engage in the title insurance business. The transaction was accounted for under the purchase method of accounting. Warwick recorded $975,000 of goodwill to be amortized over 10 years. Commencing January 1, 2002, the remaining goodwill will be reviewed for impairment.

On May 11, 2001 Warwick Savings' purchased the Carmal Branch of Country Bank. This transaction was accounted for under the purchase method of accounting. Warwick Savings recorded $2.1 million of goodwill to be amortized over 10 years.

New Accounting Pronouncements. On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities."  The adoption of SFAS 133 did not have a material impact on the Company's financial condition or results of operations.

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations," ("SFAS 141"). SFAS 141 establishes new standards for accounting and reporting requirements for business combinations. SFAS 141 requires that the purchase method of accounting be used for all business combinations, and prohibits use of the pooling-of-interest method of accounting for business combinations. SFAS 141 is effective for all business combinations initiated after June 30, 2001. The adoption of SFAS 141 did not have a material effect on the Company's financial condition or results of operations.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets," ("SFAS 142"). This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB Opinion No. 17, "Intangible Assets". It addresses how intangible assets that are acquired individual or with a group of other assets should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. The adoption of SFAS No. 142 and its application to amounts currently included in the Company's balance sheet will not have a material impact on the Company's accounting and disclosures. As of December 31, 2001, the Company had goodwill and other intangible assets of $2,815,833.

Reclassifications. Certain reclassifications have been made to the prior year's financial statements to conform to the current year's presentation.

(2)

SHAREHOLDER RIGHTS PLAN

On October 17, 2000, the Board of Directors of the Company adopted a Shareholder Rights Plan and declared a dividend of one preferred share purchase right ("Right") for each outstanding share of the Company's common stock. The dividend of the Rights was paid on November 1, 2000 to shareholders of record on that date.

Each Right, if made exercisable by certain events, entities the holder to acquire one one-hundredth of a share of a new series preferred stock for $50. The Rights expire in 2010 if they are not redeemed before then. The Shareholder Rights Plan protects shareholders from possible, unsolicited attempts to acquire the Company. In the event of the acquisition by any potential acquirer of 10 percent of the outstanding stock, the Rights then entitle the holder to purchase, at the then-current exercise price, a number of shares of common stock of the Company having a market value equal to twice the exercise price of the Right. Additionally, if exercisable and the Company is acquired in a merger or other business combination transaction, each Right will entitle its holder to purchase, at the then-current exercise price, a number of shares of common stock of the acquiring company having a market value at that time equal to twice the exercise price of the Right.

(3)

SECURITIES

A summary of securities at December 31, 2001 and 2000 follows:

	December 31, 2001
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Securities available-for-sale:
Debt securities-
U.S. Government and agency obligations	$ 50,873,063	$ 70,200	$(1,941,833)	$ 49,001,430
Obligations of state and political subdivisions	4,968,564	---	(12,064)	4,956,500
Industrial and financial	30,000,571	184,564	(1,131,759)	29,053,376
Collateralized mortgage obligations	22,232,756	2,684	(132,228)	22,103,212
Mortgage-backed securities	90,482,431	793,286	(137,595)	91,138,122
Total debt securities	198,557,385	1,050,734	(3,355,479)	196,252,640
Common stock	204,142	564,139	(748)	767,533
Preferred stock	6,101,654	251,646	(135,000)	6,218,300
Mutual fund shares	2,762,508	251,917	---	3,014,425
Total securities available-for-sale	207,625,689	2,118,436	(3,491,227)	206,252,898
Securities held-to-maturity:
U.S. Government and agency obligations	1,000,000	6,969	---	1,006,969
Obligations of state and political subdivisions	2,318,857	10,005	---	2,328,862
Total securities held-to-maturity	3,318,857	16,974	---	3,335,831
Total securities	$210,944,546	$2,135,410	$(3,491,227)	$209,588,729

	December 31, 2000
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Securities available-for-sale:
Debt securities-
U.S. Government and agency obligations	$ 51,496,651	$ 3,900	$(3,048,053)	$ 48,452,498
Obligations of state and political subdivisions	4,965,797	---	(115,797)	4,850,000
Industrial and financial	14,158,295	1,875	(1,456,925)	12,703,245
Collateralized mortgage obligations	13,625,219	---	(141,705)	13,483,514
Mortgage-backed securities	59,575,476	398,860	(385,590)	59,588,746
Total debt securities	143,821,438	404,635	(5,148,070)	139,078,003
Common stock	192,438	---	(1,202)	191,236
Preferred stock	1,101,654	---	(145,654)	956,000
Mutual fund shares	4,885,653	706,687	---	5,592,340
Total securities available-for-sale	150,001,183	1,111,322	(5,294,926)	145,817,579
Securities held-to-maturity:
U.S. Government and agency obligations	2,400,572	17,420	(1,062)	2,416,930
Obligations of state and political subdivisions	1,294,817	4,124	(490)	1,298,451
Total securities held-to-maturity	3,695,389	21,544	(1,552)	3,715,381
Total securities	$153,696,572	$1,132,866	$(5,296,478)	$149,532,960

58

A summary of the carrying value of debt securities at December 31, 2001 by contractual maturity is shown below. Actual maturities may differ from contractual maturities because certain security issuers may have the right to call or prepay their obligations.

	One Year or Less	After One Through Five Years	After Five Through Ten Years	After Ten Years	Total

Securities available-for-sale-
U.S. Government and agency obligations	$ ---	$2,078,800	$ 2,565,000	$ 44,357,630	$ 49,001,430
Obligations of state and political subdivisions	---	---	---	4,956,500	4,956,500
Industrial and financial	---	763,125	8,540,000	19,750,251	29,053,376
Collateralized mortgage obligations	---	---	---	22,103,212	22,103,212
Mortgage-backed securities	---	359,756	5,083,363	85,695,003	91,138,122
Total securities available-for-sale	$ ---	$3,201,681	$16,188,363	$176,862,596	$196,252,640

Securities held-to-maturity-
U.S. Government and agency obligations	$ 300,000	$ 700,000	$ ---	$ ---	$ 1,000,000
Obligations of state and political subdivisions	1,993,587	---	---	325,270	2,318,857
Total securities held-to-maturity	$2,293,587	$ 700,000	$ ---	$ 325,270	$ 3,318,857
Total debt securities	$2,293,587	$3,901,681	$16,188,363	$177,187,866	$199,571,497

Proceeds from sales of securities (trading and available-for-sale) are summarized as follows:

	Years Ended December 31,
	2001	2000	1999

Proceeds from sales	$7,532,699	$34,913,186	$41,680,350
Gross gains on sales	$ 68,913	$ 550,621	$ 1,044,267
Gross losses on sales	$ 42,196	$ 1,428,312	$ 520,704

(4)

MORTGAGE LOANS

A summary of mortgage loans at December 31, 2001 and December 31, 2000 follows:

	December 31,
	2001	2000

Conventional 1-4 family residential loans originated	$302,646,825	$296,928,247
Loans partially guaranteed by VA or insured by FHA	69,907	266,023
Home equity loans	30,145,108	25,593,947
Construction loans, net	28,834,502	10,123,809
	361,696,342	332,912,026
Net deferred loan fees	(514,845)	(776,416)
Allowance for loan losses	(856,907)	(616,907)
	$360,324,590	$331,518,703

Mortgage loans on non-accrual status at December 31, 2001 and 2000 were approximately $886,000 and $416,000, respectively. Interest income that would have been recorded if the loans had been performing in accordance with their original terms aggregated approximately $37,000 and $80,000 during the years ended December 31, 2001 and 2000, respectively.

(5)

OTHER LOANS

A summary of other loans at December 31, 2001 and 2000 follows:

	December 31,
	2001	2000

Commercial	$115,576,423	$ 69,993,323
Automobile	40,032,868	27,674,787
Student	69,211	158,578
Credit card	901,956	965,354
Other consumer loans	1,713,995	1,580,461
	158,294,453	100,372,503
Net deferred loan costs	345,618	458,692
Allowance for loan losses	(2,792,759)	(2,105,367)
	$155,847,312	$ 98,725,828

Commercial loans on non-accrual status at December 31, 2001 and 2000 were approximately $196,000 and $424,000, respectively. Consumer loans in arrears 90 days or more were approximately $312,000 and $117,000 at December 31, 2001 and 2000, respectively. Interest income that would have been recorded if the loans had been performing in accordance with their original terms was $13,000 and $19,000 during the years ended December 31, 2001 and 2000.

Certain directors and executive officers of the Company were customers of and had other transactions with the Company in the ordinary course of business. Loans to these parties were made under normal credit terms, including interest rate and collateralization. The aggregate of these loans was less than 1% of total stockholders' equity at December 31, 2001 and 2000.

(6)

ALLOWANCE FOR LOAN LOSSES

The activity in the allowance for loan losses is as follows:

	Years Ended December 31
	2001	2000	1999

Balance at beginning of period	$2,722,274	$1,941,157	$1,727,052
Provision for loan losses	979,200	900,000	499,800
Charge-offs	(104,080)	(156,190)	(372,151)
Recoveries	52,272	37,307	86,456
Balance at end of period	$3,649,666	$2,722,274	$1,941,157

(7)

BANK PREMISES AND EQUIPMENT

A summary of bank premises and equipment at December 31, 2001 and 2000 follows:

	December 31
	2001	2000

Land	$ 2,433,163	$ 2,019,952
Buildings and improvements	7,621,566	5,512,445
Equipment	3,994,322	3,631,886
Furniture and fixtures	1,210,921	903,386
	15,259,972	12,067,669
Less-Accumulated depreciation	(5,334,644)	(4,447,402)
	$ 9,925,328	$ 7,620,267

(8)

DEPOSITOR ACCOUNTS

Deposit account balances and stated interest rates at December 31, 2001 and 2000 are summarized as follows:

	December 31, 2001		December 31, 2000
	Stated Rates	Account Balances	Stated Rates	Account Balances

Demand checking accounts	---%	51,368,519	---%	$ 38,877,265
Negotiable order of withdrawal accounts (NOW)	1.00 - 1.75	38,692,599	1.00-5.51	31,438,621
Savings accounts	2.00 - 3.00	133,654,941	1.70-5.53	91,768,056
Money market accounts	1.00 - 3.00	75,646,284	1.75-6.32	63,155,889
Time certificates	1.75 - 3.75	117,882,549	4.60-6.80	102,925,796
Brokered certificates of deposit	2.40 - 3.50	5,001,000	7.50	19,965,000
Total deposits		$422,245,892		$348,130,627

Time certificate balances at December 31, 2001 and 2000 are summarized by remaining period to contractual maturity as follows:

	December 31
	2001	2000

Under one year	$106,092,367	$ 87,525,830
One year to under three years	14,862,198	15,088,399
Three years and over	1,928,984	20,276,567
	$122,883,549	$122,890,796

The aggregate amount of time certificates in denominations of $100,000 or more was approximately $34.2 million and $40.5 million at December 31, 2001 and 2000, respectively.

(9)

INCOME TAXES

Provision for income taxes is comprised of the following:

	Years Ended December 31
	2001	2000	1999

Current
Federal	$2,866,087	$2,056,108	$1,643,306
State	564,104	311,190	429,423
	3,430,191	2,367,298	2,072,729
Deferred
Federal	(75,527)	(190,922)	(9,721)
State	26,050	(19,801)	3,001
	(49,477)	(210,723)	(6,720)
	$3,380,714	$2,156,575	$2,066,009

The tax effects of temporary differences that give rise to Warwick Savings' deferred tax assets and deferred tax liabilities, on a combined basis, for federal and state tax purposes at December 31, 2001 and 2000, are as follows:

	December 31
	2001	2000
	(000's omitted)

Deferred tax assets
Deferred mortgage loan fees	$ 203	$ 127
Prepaid pension expense	191	89
Charitable contribution benefit	66	381
Allowance for loan losses	1,436	1,084
State net operating loss	161	98
Accrued post-retirement benefits	852	774
Net unrealized loss on securities available-for-sale	552	1,673
Other deductible temporary differences	53	35
Total gross deferred tax assets	3,514	4,261
Deferred tax liabilities
Bad debt reserves for income tax purposes in excess of the base-year reserves	108	178
Depreciation	322	---
Other taxable temporary differences	120	205
Total gross deferred tax liabilities	550	383
Deferred tax asset valuation reserve	(161)	(98)
Net deferred tax asset (included in other assets) after valuation reserve	$2,803	$ 3,780

The provision for income taxes differs from that computed at the federal statutory rate as follows:

	Years Ended December 31
	2001	2000	1999

Tax at federal statutory rate	$3,168,523	$2,232,721	$1,770,956
Tax exempt income	(257,068)	(223,462)	(45,009)
State taxes, net of federal income tax benefit	389,502	192,317	285,400
Other	79,757	(45,001)	54,662
Total income tax expense	$3,380,714	$2,156,575	$2,066,009
Effective rate	36.28%	32.84%	39.66%

As a thrift institution, Warwick Savings is subject to special provisions in the federal and New York State tax laws regarding its allowable tax bad debt deductions and related tax bad debt reserves. These deductions historically have been determined using methods based on loss experience or a percentage of taxable income. Tax bad debt reserves are maintained for qualifying real property loans and for non-qualifying, loans in amounts equal to the excess of allowable deductions over actual bad debt losses and other reserve reductions. A supplemental reserve is also maintained. The qualifying and non-qualifying loan reserves consist of a defined base-year amount, plus additional amounts ("excess reserves") accumulated after the base year. SFAS No. 109, "Accounting for Income Taxes," requires recognition of deferred tax liabilities with respect to such excess reserves, as well as any portion of the base-year amount or the supplemental reserve which is expected to become taxable (or "recaptured") in the foreseeable future.

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

(10)

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

The following table sets forth the Pension Plan's change in benefit obligation:

	December 31
	2001	2000

Benefit obligation at beginning of period	$6,896,525	$5,417,962
Service cost	509,870	347,379
Interest cost	475,668	411,688
Increase/(decrease) due to change in assumptions	---	864,046
Benefits paid	(186,962)	(144,550)
Benefit obligation at end of period	$7,695,101	$6,896,525

The following table sets forth the Pension Plan's change in plan assets:

	December 31
	2001	2000

Fair value of plan assets at beginning of period	$ 8,383,595	$ 7,082,981
Actual return on plan assets	(2,600,519)	1,469,594
Benefits paid	(213,756)	(168,980)
Actual contributions	---	---
Fair value of plan assets at end of period	$ 5,569,320	$ 8,383,595

Funded status	$(2,125,781)	$ 1,487,070
Unrecognized prior service cost	(17,157)	(23,691)
Unrecognized actuarial (gain) loss	1,664,814	(1,685,602)
Accrued cost	$ (478,124)	$ (222,223)

	For the Years Ended December 31,
	2001	2000	1999

Net pension cost includes the following components:
Service costs - benefits earned during the period	$ 509,870	$ 347,379	$ 387,796
Interest cost on projected benefit obligation	475,668	411,688	360,132
Actual return on assets	(662,586)	(560,375)	(432,580)
Amortization of unrecognized (gain)	(60,517)	(73,582)	---
Amortization of prior service cost	(6,534)	(6,534)	(6,534)
Net pension cost	$ 255,901	$ 118,576	$ 308,814

Major assumptions utilized as follows:
Discount rate	7.00%	7.00%	6.50%
Rate of increase in compensation levels	5.50	5.50	5.50
Expected long-term rate of return on plan assets	8.00	8.00	8.00

Postretirement Benefits Other Than Pensions. Warwick Savings also provides postretirement health care (medical and dental) benefits and life insurance benefits to certain retirees if they meet certain age and length, of service requirements prior to retirement. For retirees who retired after April 24, 1996, the continuation of such benefits is conditioned upon the retiree contributing a portion of the cost of such benefits. For retirees who have retired before April 25, 1996, such benefits are not conditioned upon retiree contributions.

At December 31, 2001 and 2000, the actuarial and accrued liabilities for postretirement health care and life insurance benefits were as follows:

	December 31
	2001	2000

Accumulated Postretirement Benefit Obligation (APBO):
APBO at beginning of period	$1,837,866	$1,402,359
Service cost	116,373	116,373
Interest cost	123,293	123,293
Actuarial loss	1,265,189	228,207
Benefits paid	(30,474)	(32,366)
APBO at end of period	$3,312,247	$1,837,866

Funded status:
Funded status	$ 3,312,247	$1,837,866
Unrecognized net actuarial (gain) loss	(1,162,258)	114,790
Accrued postretirement benefit cost	$ 2,149,989	$1,952,656
Effect of 1% increase in health care cost trend rate - accumulated postretirement benefit obligation	$ 520,023	$ 275,059
Effect of 1% decrease in health care cost trend rate - accumulated postretirement benefit obligation	$ 414,031	$ 211,514

Net periodic postretirement benefit cost is included in the following components:

	Years Ended December 31
	2001	2000	1999

Service cost - benefits attributed to service during period	$116,373	$ 88,845	$ 63,209
Interest cost on APBO	123,293	104,546	91,391
Amortization of prior service cost	---	---	(35,240)
Amortization of (gains) losses	(11,984)	(11,952)	4,904
Net periodic postretirement benefit cost	$227,682	$181,439	$124,264

The accumulated postretirement benefit obligation was determined using the projected unit cost method, as required by SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pension," and a discount rate of 7.26% in 2001 and 7.71% in 2000. The assumed rate of increase in future health care costs was 10.0% in 2001 and 8.00% in 2000, gradually decreasing to 5.0% in the year 2006 and remaining at that level thereafter.

401(k) Plan. The Company has a 401(k) plan (the "401(k) Plan") covering full-time employees who satisfy the eligibility requirements and elect to participate in the 401(k) Plan. The 401(k) Plan provides for employer matching contributions subject to a specified maximum. Amounts charged to operations for the years ended December 31, 2001, 2000 and 1999 were $143,021, $116,689 and $105,411, respectively.

Benefit Restoration Plan. Warwick Savings adopted the Benefit Restoration Plan of The Warwick Savings Bank ("BRP") to provide certain designated employees with the benefits that would be due to such employees under the Pension Plan, the 401(k) Plan and the ESOP if such benefits were not limited under the Internal Revenue Code. Expense related to the BRP included in the consolidated statements of income was $164,595, $107,303 and $168,255 for the years ended December 31, 2001, 2000 and 1999, respectively.

Employee Stock Ownership Plan. The Company has established an ESOP for eligible employees. Generally, full-time employees of the Company who have been credited with at least 1,000 hours during a twelve-month period are eligible to participate.

The ESOP borrowed $8,509,774 at an interest rate of 8.00% from the Company and used the funds to purchase 528,523 shares of the Company's common stock in connection with Warwick Savings' conversion to stock form. Generally, the loan is repaid principally from Warwick Savings' discretionary contributions to the ESOP over a 10-year period. At December 31, 2001 and 2000 the loan had an outstanding balance of $4,768,963 and $5,619,940, respectively. Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is paid. Contributions to the ESOP and shares released from the loan collateral in an amount proportional to the repayment of the ESOP loan are allocated among participants on the basis of compensation, as described in the plan, in the year of allocation. Benefits generally become 100% vested after seven years of continuous service and are immediately vested on death, retirement or disability. In addition, in the event of a change in control, as defined in the plan, any unvested portion of benefits shall vest immediately. Forfeitures are used to reduce employer contributions. Benefits are payable upon death, retirement, disability, or separation from service based on vesting status and share allocations made.

As of December 31, 2001 and 2000, 52,824 and 51,195 shares, respectively, were allocated to participants and none were committed to be released. As shares are released from collateral, the shares become outstanding for earnings per share computations. As of December 31, 2001, the fair market value of the 296,001 unallocated shares in the ESOP was $6,189,381.

Recognition and Retention Plan. The Company maintains the RRP. The RRP acquired an aggregate of 264,261 shares of the Company's common stock in open market purchases, which have been awarded to eligible directors, directors emeritus, officers and employees of the Company. Such awards represent deferred compensation and have been accounted for as a reduction of stockholders' equity. Awards generally vest over seven years, commencing one year from the date of award. Awards become 100% vested upon termination of service due to death or disability, or retirement or upon a change of control of the Company.

The Company recorded expense for the ESOP and RRP of $1,270,877, $1,228,753 and $1,179,232, respectively, for the years ended December 31, 2001, 2000 and 1999, which was included in salary and employee benefits in the consolidated statements of income.

Stock Option Plan. The Company maintains the Stock Option Plan and under the Stock Option Plan, stock options (which generally expire ten years from the date of grant) have been granted to eligible employees, directors and officers of the Company and Warwick Savings. Each option entities the holder to purchase one share of the Company's common stock at an exercise price equal to the fair market value of the stock at the date of grant. Options generally become exercisable at a rate of 20% per year, commencing one year from the date of grant. However, all options become 100% exercisable upon termination of service due to death, disability or retirement or upon a change of control of the Company.

The following table presents options granted, exercised or expired:

	December 31,
	2001		2000		1999
	Shares	Option Price Per Share	Shares	Option Price Per Share	Shares	Option Price Per Share

Balance, beginning of year	623,216	$10.13-$17.00	561,552	$ 17.00	561,552	$17.00
Options granted	50,000	20.81	62,664	10.13	---	---
Options exercised	21,600	17.00	---	---	---	---
Options expired or terminated	117,800	17.00	1,000	17.00	---	---
Balance, at end of year	533,816	$10.13-$20.81	623,216	$10.13-$17.00	561,552	$17.00

265,223 options are currently exercisable. The fair value of each option was estimated on the date granted using the Black-Scholes option pricing model. The fair value of the options granted in 2001 and 2000 was estimated to be $5.59 and $3.80, respectively. The following weighted- average assumptions were used for grants in 2001 and 2000: risk free interest rate of 4.52% and 6.32%; expected dividend yield of 2.0%; expected life of five years; and expected volatility of 26.79% and 29.05%.

The Company accounts for the Stock Option Plan under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for the Stock Option Plan been determined consistent with FASB Statement No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

		Years Ended December 31
		2001	2000	1999

Net Income	As Reported	$5,938,472	$4,410,253	$3,142,686
	Pro Forma	5,569,900	4,097,581	2,830,014

Basic EPS	As Reported	1.27	0.91	0.57
	Pro Forma	1.19	0.84	0.51

(11)

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

Information relating to borrowings under repurchase agreements is summarized as follows:

	Years Ended December 31
	2001	2000	1999

Average balance during the year	$14,156,164	$47,189,107	$26,779,427
Average interest rates during the year	5.83%	6.18%	5.56%
Maximum month-end balance during the year	$19,345,000	$67,112,000	$37,375,000
Securities underlying agreement at year-end
Amortized cost	5,042,960	21,112,081	34,234,968
Estimated market value	5,019,000	20,741,684	33,238,935

FHLBNY advances are as follows at December 31, 2001 and 2000:

December 31, 2001	Available	Outstanding	Rate	Maturity

Short term -
Revolving line of credit	$32,974,850	$6,200,000	1.85%	Daily

Long term -

Scheduled repayment of FHLBNY term loans as of December 31, 2001 are as follows:	Amount	Weighted average rate

Maturing 1 year or less	$ 72,090,000	3.67%
After 1 through 5 years	95,395,000	5.53
After 5 through 10 years	117,100,000	5.05
	$284,585,000	4.86%
December 31, 2000	Available	Outstanding	Rate	Maturity

Short term -
Revolving line of credit	$54,575,950	$21,600,000	6.60%	Daily
Repricing line of credit	$34,575,950	---	---	Monthly

Long term -

Scheduled repayment of FHLBNY term loans as of December 31, 2001 are as follows:	Amount	Weighted average rate

Maturing 1 year or less	$ 38,200,000	6.24%
After 1 through 5 years	74,000,000	6.27
After 5 through 10 years	55,000,000	5.61
	$167,200,000	6.04%

FHLBNY advances are made at fixed rates and are collateralized by all FHLBNY stock owned by Warwick Savings in addition to a blanket pledge of eligible assets in an amount required to be maintained so that the estimated fair value of such eligible assets exceeds, at all times, 110% of the outstanding advances.

As a member of the FHLBNY, Warwick Savings has the availability of a line of credit for borrowings in the amount of $33.0 million on an overnight basis. In accordance with the FHLBNY's credit policy, Warwick Savings now has total credit facilities available of nearly $394.8 million, inclusive of the aforementioned amount, before the delivery of qualifying collateral is required. Additionally, Warwick Savings has other sources of liquidity if the need arises. One source is to borrow up to $5 million from a commercial bank on an unsecured basis and the other is the ability to sell securities under repurchase agreements in an amount up to $10 million from a securities investment company.

(12)

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

Quantitative measures established by regulation to ensure capital adequacy require the Parent Company and its bank subsidiaries to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2001, that the Parent Company, Warwick Savings, Warwick Commercial and Towne Center meet all capital adequacy requirements to which it is subject.

The most recent notification from the FDIC categorized Warwick Savings as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Warwick Savings must maintain minimum total risk-based, Tier I risk-based, Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

Warwick Savings' actual capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
			(000's omitted)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2001:
Total Capital (to risk weighted assets)	$60,609	13.70%	$35,386	>8.0%	$44,233	>10.0%
Tier 1 Capital (to risk weighted assets)	$56,919	12.87	$17,693	>4.0	26,540	>6.0%
Tier 1 Capital (to average assets)	$56,919	7.08	$32,135	>4.0	40,169	>5.0%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
			(000's omitted)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2000:
Total Capital (to risk weighted assets)	$58,923	17.16%	$27,471	>8.0%	$34,338	>10.0%
Tier 1 Capital (to risk weighted assets)	56,067	16.33	13,735	>4.0	20,603	>6.0
Tier 1 Capital (to average assets)	56,067	8.68	25,848	>4.0	32,310	>5.0

Towne Center's actual capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
			(000's omitted)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2001:
Total Capital (to risk weighted assets)	$8,949	29.74%	$2,408	>8.0%	$3,010	>10.0%
Tier 1 Capital (to risk weighted assets)	8,573	28.49	1,204	>4.0	1,806	>6.0
Tier 1 Capital (to average assets)	8,573	21.58	1,589	>4.0	1,987	>5.0

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
			(000's omitted)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2000:
Total Capital (to risk weighted assets)	$9,185	51.72%	$1,421	>8.0%	$1,776	>10.0%
Tier 1 Capital (to risk weighted assets)	9,026	50.83	710	>4.0	1,065	>6.0
Tier 1 Capital (to average assets)	9,026	36.35	993	>4.0	1,242	>5.0

Warwick Commercial's actual capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
			(000's omitted)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2001:
Total Capital (to risk weighted assets)	$3,014	93.89%	$257	>8.0%	$321	>10.0%
Tier 1 Capital (to risk weighted assets)	3,014	93.89	128	>4.0	193	>6.0
Tier 1 Capital (to average assets)	3,014	20.18	597	>4.0	747	>5.0

The Parent Company's actual capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
			(000's omitted)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2001:
Total Capital (to risk weighted assets)	$76,214	16.13%	$37,798	>8.0%	$47,247	>10.0%
Tier 1 Capital (to risk weighted assets)	72,146	15.27	18,899	>4.0	28,348	>6.0
Tier 1 Capital (to average assets)	72,146	8.93	32,323	>4.0	40,404	>5.0

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
			(000's omitted)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2000:
Total Capital (to risk weighted assets)	$78,187	21.63%	$28,912	>8.0%	$36,140	>10.0%
Tier 1 Capital (to risk weighted assets)	75,213	20.81	14,456	>4.0	21,684	>6.0
Tier 1 Capital (to average assets)	75,213	11.76	25,592	>4.0	31,990	>5.0

(13)

COMMITMENTS AND CONTINGENCIES

Lease Commitments. Rental expense included in the statements of income was approximately $389,000, $340,000, and $149,000 for the years ended December 31, 2001, 2000 and 1999, respectively. In 1993, Warwick Savings entered into an agreement with a company to provide data processing services. Such agreement expires in April 2005. The commitment for future payments fluctuates with the level of service provided. The costs incurred in connection with this agreement are included in data processing expenses in the accompanying statements of income.

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

The Company leases certain branches and equipment under various noncancelable operating leases. The future minimum payments by years and the aggregate under all significant noncancelable operating leases with initial or remaining terms of one year or more are as follows:

Year ending December 31:
2002	$ 999,933
2003	976,830
2004	981,791
2005	449,880
2006 and thereafter	2,215,501
Total	$5,623,935

Loan Commitments. Loan commitments and unused lines of credit as of December 31, 2001 are as follows (with comparative totals as of December 31, 2000):

	Commitments to Originate Loans	Unused Lines of Credit	Total

Mortgage loans	$15,142,823	$ ---	$15,142,823
Construction loans	7,260,461	---	7,260,461
Commercial loans	504,645	20,155,482	20,660,127
Other loans	10,654,442	---	10,654,442
Total as of December 31, 2001	$33,562,371	$20,155,482	$53,717,853
Total as of December 31, 2000	$65,441,970	$13,715,483	$79,157,453

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

Concentration of Credit Risk. Warwick Savings grants residential mortgage loans, construction loans, commercial loans and consumer loans to customers located primarily in Orange County, New York and the surrounding counties of Rockland and Dutchess in New York. Towne Center grants commercial loans and consumer loans to customers located primarily in Bergen County and Passic County, New Jersey. The borrowers' ability to repay loan principal and accrued interest is dependent upon, among other things, the economic conditions prevailing in Warwick Savings and Towne Center's lending area.

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

Litigation. The Parent Company and its subsidiaries are involved in legal proceedings incurred in the normal course of business. In the opinion of management, none of these proceedings are expected to have a material effect on the consolidated financial position or results of operations of the Company.

(14)

DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS

The following, methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

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

The following is a summary of the carrying values and estimated fair values of the Company's financial assets and liabilities at December 31, 2001 and 2000:

	December 31, 2001		December 31, 2000
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(000's omitted)

Financial assets:
Cash on hand and in banks	$ 20,766	$20,766	$ 15,236	$ 15,236
Federal funds sold	5,000	5,000	---	---
Securities	209,572	209,589	149,513	149,533
Loans, net	516,172	530,425	432,198	436,540
Accrued interest receivable	3,680	3,680	3,359	3,359
Federal Home Loan Bank stock	16,935	16,935	13,252	13,252

Financial liabilities:
Demand, NOW, statement savings and passbook, and money market accounts	$299,362	$299,362	$225,240	$225,240
Time certificate accounts	122,884	124,041	122,891	123,221
Mortgage escrow funds	3,676	3,676	2,452	2,452
Borrowed funds	293,285	286,978	205,645	205,631
Accrued interest payable	2,148	2,148	1,452	1,452

(15)

WARWICK COMMUNITY BANCORP, INC. - PARENT COMPANY ONLY FINANCIAL STATEMENTS

The following statements of financial condition as of December 31, 2001 and 2000, and the related statements of income and cash flows for each of the years in the three year period ended December 31, 2001, reflect the Parent Company's investment in Warwick Savings and Towne Center, using the equity method of accounting.

STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2001	2000
	(000's omitted except share amounts)

Assets
Assets:
Cash and cash equivalents	$ 609	$ 2,370
Investment securities available-for-sale	1,162	1,748
Accrued interest receivable	13	13
Fixed assets	2	3
Other assets	542	1,095
ESOP loan to the trustee of the ESOP	4,769	5,620
Investment in subsidiaries	67,236	62,516
Total assets	$74,333	$ 73,365

Liabilities and Stockholders' Equity
Liabilities:
Other liabilities	$ 106	$ 134
Income taxes payable	224	650
Total liabilities	330	784
Stockholders' Equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued	---	---
Common stock, $.01 par value; 15,000,000 shares authorized, 6,628,148 shares and 6,606,548 shares issued in 2001 and 2000, respectively, 4,991,976 and 5,333,076 shares outstanding in 2001 and 2000, respectively	66	66
Additional paid-in capital	63,681	63,039
Retained earnings - subject to restrictions	39,739	35,774
Accumulated other comprehensive income (loss), net	(822)	(2,508)
Less - Unallocated common stock held by ESOP	(4,900)	(5,720)
Less - Unearned common stock held by RRP	(2,001)	(2,371)
Treasury stock (1,636,172 and 1,273,472 shares)	(21,760)	(15,699)
Total stockholders' equity	74,003	72,581
Total liabilities and stockholders' equity	$74,333	$ 73,365

STATEMENTS OF INCOME

	For the Years Ended December 31,
	2001	2000	1999
	(000's omitted)

Interest income:
ESOP loan to the trustee of the ESOP	$ 450	$ 519	$ 584
Investment securities	68	114	152
Total interest income	518	633	736
Interest expense	---	---	---
Net interest income before provision for loan losses	518	633	736
Provision for loan losses	---	---	---
Net interest income after provision for loan losses	518	633	736

Non-interest income:
Gain on sale of investment securities	14	579	137
Other income	---	---	8
	14	579	145
Non-interest expense	175	494	695
Income before provision for income taxes and undistributed earnings of subsidiary banks	357	718	186

Equity in undistributed earnings of subsidiary banks	5,782	4,027	3,093
Income tax expense	201	335	136
Net income	$5,938	$ 4,410	$ 3,143

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2001	2000	1999
	(000's omitted)

Cash flows from operating activities:
Net income	$ 5,938	$ 4,410	$ 3,143
Adjustments to reconcile net income to net cash provided by operating activities -
Undistributed earnings of subsidiary banks	(5,782)	(4,027)	(3,093)
Depreciation	1	---	---
Gain on sale of securities	(14)	(579)	(137)
(Increase) decrease in assets -
Other assets	553	(201)	(50)
Increase (decrease) in liabilities -
Other liabilities	(28)	92	42
Income taxes payable	(426)	594	(191)
Net cash provided by (used in) operating activities	242	289	(286)

Cash flows from investing activities:
Investment in 99.8% of the outstanding stock of Towne Center, net	---	---	(5,747)
Investment in Hardenburgh Abstract Company of Orange County, Inc.	(498)	---	---
Dividend from Warwick Savings	4,700	5,200	1,000
Capital contribution to Towne Center	---	(3,770)	---
Purchases of securities available-for-sale	(99)	(281)	(641)
Proceeds from sale of securities available-for-sale	709	3,483	992
Purchase of fixed assets, net	---	(2)	---
Net cash used in investing activities	4,812	4,630	(4,396)

Cash flows from financing activities:
Decrease in ESOP loan receivable	852	825	719
Proceed of issuance of stock options	367	---	---
Purchase of treasury stock	(6,061)	(3,407)	(12,292)
Dividends paid on common stock	(1,973)	(1,481)	(1,172)
Net cash used in financing activities	(6,815)	(4,063)	(12,745)
Net decrease in cash and cash equivalents	(1,761)	856	(17,427)
Cash and cash equivalents, beginning of year	2,370	1,514	18,941
Cash and cash equivalents, end of year	$ 609	$ 2,370	$ 1,514

(16)

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended December 31, 2001 and 2000:

	Three Months Ended
	December 31, 2001	September 30, 2001	June 30, 2001	March 31, 2001
	(000's omitted)

Total interest income	$13,640	$14,096	$12,835	$11,549
Total interest expense	6,458	7,512	7,026	6,419
Net interest income	7,182	6,584	5,809	5,130
Provision for loan losses	245	254	245	235
Non-interest income	1,218	1,942	1,519	1,261
Non-interest expense and provision for income taxes	6,199	6,574	5,887	5,068
Net income	1,956	1,698	1,196	1,088
Basic earnings per common share	0.43	0.36	0.25	0.23
Diluted earnings per common share	0.42	0.36	0.25	0.23

	Three Months Ended
	December 31, 2000	September 30, 2000	June 30, 2000	March 31, 2000
	(000's omitted)

Total interest income	$11,913	$11,771	$11,318	$10,628
Total interest expense	6,785	7,041	6,543	5,857
Net interest income	5,128	4,730	4,775	4,771
Provision for loan losses	285	225	205	185
Non-interest income	1,318	1,841	1,092	1,117
Non-interest expense and provision for income taxes	5,170	4,973	4,678	4,641
Net income	991	1,373	984	1,062
Basic earnings per common share	0.21	0.28	0.21	0.21
Diluted earnings per common share	0.21	0.28	0.21	0.21

Report of Independent Public Accountants

To the Board of Directors & Stockholders of

Warwick Community Bancorp, Inc:

We have audited the accompanying consolidated statements of financial condition of Warwick Community Bancorp, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Warwick Community Bancorp, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

/s/ Arthur Andersen LLP

New York, New York

January 29, 2002

ITEM 9.

Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

None.

PART III

ITEM 10.

Directors and Officers of the Company

The information required by this item appears under the caption "Election of Directors" on pages 6 through 13, inclusive, and under the caption "Compliance with Section 16(a) of the Exchange Act" on page 25 of the Registrant's Proxy Statement for its 2002 Annual Meeting of Shareholders to be held on April 16, 2002 and is incorporated herein by reference.

ITEM 11.

Executive Compensation

The information required by this item appears on pages 17 through 25, inclusive, of the Registrant's Proxy Statement and is incorporated herein by reference.

ITEM 12.

Security Ownership of Certain Beneficial Owners and Management

The information required by this item appears under the captions "Stock Ownership of Certain Beneficial Owners" on pages 3 through 4 and "Stock Ownership of Management" on pages 5 and 6, inclusive, of the Registrant's Proxy Statement and is incorporated herein by reference.

ITEM 13.

Certain Relationships and Related Transactions

The information required by this item appears under the caption "Transactions with Certain Related Persons" on pages 24 and 25, inclusive, of the Registrant's Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 14.

Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	1.	The following consolidated financial statements of the Company and its subsidiaries, and the independent auditors' report thereon, are filed as part of this report:

Consolidated Statements of Financial Condition as of December 31, 2001 and December 31, 2000;

Consolidated Statements of Income for Each of the Years in the Three-Year Period Ended December 31, 2001;

Consolidated Statements of Changes in Stockholders' Equity for Each of the Years in the Three-Year Period Ended December 31, 2001;

Consolidated Statements of Cash Flows for Each of the Years in the Three-Year Period Ended December 31, 2001;

Notes to Consolidated Financial Statements.

	2.	All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

	3.	The following exhibits are filed as part of this report, except as otherwise indicated.

		2	Purchase and Assumption Agreement, dated December 22, 2000, between The Warwick Savings Bank and Country Bank (8)

		3.1	Certificate of Incorporation of Warwick Community Bancorp, Inc. (1)

		3.2	Bylaws of Warwick Community Bancorp, Inc., as amended

		4.1	Certificate of Incorporation of Warwick Community Bancorp, Inc. (See Exhibit 3.1 hereto)

		4.2	Bylaws of Warwick Community Bancorp, Inc., as amended (See Exhibit 3.2 hereto)

		4.3	Form of Stock Certificate of Warwick Community Bancorp, Inc. (1)

		4.4	Rights Agreement between Warwick Community Bancorp, Inc. and Registrar and Transfer Company, dated as of October 17, 2000 (6)

		4.5	Form of Right Certificate (7)

		4.6	Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock of Warwick Community Bancorp, Inc. (7)

		10.1	Employment Agreement by and between Warwick Community Bancorp, Inc. and Fred G. Kowal (8)

10.2	Employment Agreement by and between Warwick Community Bancorp, Inc. and Timothy A. Dempsey (2)

10.3	First Amendment to Employment Agreement by and between Warwick Community Bancorp, Inc. and Timothy A. Dempsey (4)

10.4	Severance Agreement by and between Warwick Community Bancorp, Inc. and Timothy A. Dempsey

10.5	Employment Agreement by and between Warwick Community Bancorp, Inc. and Ronald J. Gentile (2)

10.6	First Amendment to Employment Agreement by and between Warwick Community Bancorp, Inc. and Ronald J. Gentile (4)

10.7	Employment Agreement by and between Warwick Community Bancorp, Inc. and Arthur W. Budich (2)

10.8	First Amendment to Employment Agreement by and between Warwick Community Bancorp, Inc. and Arthur W. Budich (4)

10.9	Employment Agreement by and between Warwick Community Bancorp, Inc. and Nancy L. Sobotor-Littell (2)

10.10	First Amendment to Employment Agreement by and between Warwick Community Bancorp, Inc. and Nancy L. Sobotor-Littell (4)

10.11	Employee Retention Agreement by and between The Warwick Savings Bank and Donna M. Lyons (2)

10.12	Employee Retention Agreement by and between The Warwick Savings Bank and Barbara A. Rudy (2)

10.13	Recognition and Retention Plan of Warwick Community Bancorp, Inc. (3)

10.14	First Amendment to the Recognition and Retention Plan of Warwick Community Bancorp, Inc. (5)

10.15	Second Amendment to the Recognition and Retention Plan of Warwick Community Bancorp, Inc. (8)

10.16	Trust Agreement between Warwick Community Bancorp, Inc. and Orange County Trust Company for the Recognition and Retention Plan of Warwick Community Bancorp, Inc. (2)

10.17	Stock Option Plan of Warwick Community Bancorp, Inc. (3)

10.18	First Amendment to the Stock Option Plan of Warwick Community Bancorp, Inc. (5)

10.19	Form of Amended Stock Option Agreement for Directors under the Stock Option Plan of Warwick Community Bancorp, Inc.

10.20	Form of Amended Stock Option Agreement for Employees under the Stock Option Plan of Warwick Community Bancorp, Inc.

10.21	Warwick Community Bancorp, Inc. Employee Stock Ownership Plan (1)

10.22	First Amendment to Warwick Community Bancorp, Inc. Employee Stock Ownership Plan (8)

10.23	Second Amendment to Warwick Community Bancorp, Inc. Employee Stock Ownership Plan (8)

10.24	Trust Agreement between Warwick Community Bancorp, Inc. and HSBC Bank USA for the Warwick Community Bancorp, Inc. Employee Stock Ownership Plan (2)

10.25	Loan Agreement by and between Warwick Community Bancorp, Inc. Employee Stock Ownership Trust and Warwick Community Bancorp, Inc. (2)

10.26	The Warwick Savings Bank 401(k) Savings Plan, restated as of August 31, 2000 (8)

10.27	Trust Agreement for The Warwick Savings Bank 401(k) Savings Plan by and among The Warwick Savings Bank and the Trustees under the Plan (8)

10.28	Benefit Restoration Plan of The Warwick Savings Bank (1)

10.29	Grantor Trust Agreement by and between The Warwick Savings Bank and HSBC Bank USA for the Benefit Restoration Plan of The Warwick Savings Bank (2)

10.30	The Warwick Savings Bank Outside Directors' Stock Plan (8)

10.31	Change in Control Severance Plan of Warwick Community Bancorp, Inc. and Affiliates

11.1	Statement re: Computation of per share earnings

21.1	Subsidiaries of the Company

23	Consent of Arthur Andersen LLP, Independent Auditors

(1)	Incorporated herein by reference to the Exhibits to the Company's Registration Statement on Form S-1, filed on September 19, 1997, Registration No. 333-36021.

(2)	Incorporated herein by reference to the Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1998.

(3)	Incorporated herein by reference to the Company's definitive Proxy Statement for the Special Meeting of Shareholders held on June 24, 1998.

(4)	Incorporated herein by reference to the Exhibits to the Company's Annual Report on Form 10-K for the transition period from June 1, 1998 to December 31, 1998.

(5)	Incorporated herein by reference to the Company's definitive Proxy Statement for the Annual Meeting of Shareholders held on April 20, 1999.

(6)	Incorporated herein by reference to the Exhibits to the Company's Registration Statement on Form 8-A, filed on October 18, 2000.

(7)	Incorporated herein by reference to the Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(8)	Incorporated herein by reference to the Exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(b)	The Company did not file any reports on Form 8-K during the last quarter of the period covered by this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WARWICK COMMUNITY BANCORP, INC.
Dated: March 14, 2002	BY: /s/ Fred G. Kowal
Fred G. Kowal Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Title	Date
/s/ Fred G. Kowal Fred G. Kowal	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 14, 2002

/s/ Ronald J. Gentile Ronald J. Gentile	President, Chief Operating Officer and Director	March 14, 2002

/s/ Arthur W. Budich Arthur W. Budich	Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2002

/s/ Anthony R. Bottini Anthony R. Bottini	Director	March 14, 2002

/s/ Frances M. Gorish Frances M. Gorish	Director	March 14, 2002

/s/ Thomas G. Kahn Thomas G. Kahn	Director	March 14, 2002

Signature	Title	Date

/s/ R. Michael Kennedy R. Michael Kennedy	Director	March 14, 2002

/s/ Fred M. Knipp Fred M. Knipp	Director	March 14, 2002

/s/ Emil R. Krahulik Emil R. Krahulik	Director	March 14, 2002

/s/ Thomas F. Lawrence, Jr. Thomas F. Lawrence, Jr.	Director	March 14, 2002

/s/ David F. McBride David F. McBride	Director	March 14, 2002

/s/ John J. McDermott, III John J. McDermott, III	Director	March 14, 2002

/s/ John W. Sanford, III John W. Sanford, III	Director	March 14, 2002

/s/ Robert N. Smith Robert N. Smith	Director	March 14, 2002