Form 10-Q
period 2002-03-31
WARWICK COMMUNITY BANCORP INC
filed 2002-05-13
CIK 1046209

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXHANGE
            ACT OF 1934

            For the quarterly period ended March 31, 2002

OR

[  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
            ACT OF 1934

            For the transition period from                       to

         Commission File Number: 0-23293

Warwick Community Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Delaware		06-1497903
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

	18 Oakland Avenue, Warwick, New York	10990-0591
	(Address of principal executive offices)	(Zip code)

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

                     Yes X                      No

       As of May 6, 2002, there were 4,983,542 shares of the registrant's common stock outstanding.

FORM 10-Q

Warwick Community Bancorp, Inc.

Statements contained in this Form 10-Q which are not historical facts are forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those projected. Such risks and uncertainties include, but are not limited to, general economic conditions; changes in interest rates, deposit flows, loan demand, real estate values and competition; changes in accounting principles, policies or guidelines; changes in legislation or regulation; other economic, competitive, governmental, regulatory or technological factors affecting the Company's operations, pricing, products and services; and other risks detailed in documents filed by the Company with the Securities and Exchange Commission from time to time. Forward-looking statements made by us are based on beliefs, plans, objectives, goals, expectations, anticipations, estimates and intention of management as of the date made and are not guarantees of future performance. We expressly disclaim any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements - Unaudited

WARWICK COMMUNITY BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	March 31, 2002	December 31, 2001
	(Dollars in thousands)
ASSETS
Cash on hand and in banks	$ 17,053	$ 20,766
Federal funds sold	---	5,000
Securities:
Available-for-sale, at fair value	195,635	206,253
Held-to-maturity, at amortized cost (fair value of $4,779 at March 31, 2002 and $3,336 at December 31, 2001)	4,773	3,319
Total securities	200,408	209,572
Mortgage loans	350,048	361,181
Commercial loans	123,655	115,376
Consumer loans	39,852	43,264
Total loans	513,555	519,821
Allowance for loan losses	(3,870)	(3,649)
Total loans, net	509,685	516,172
Accrued interest receivable	3,327	3,680
Federal Home Loan Bank stock	14,347	16,935
Bank premises & equipment, net	9,747	9,925
Other real estate owned, net	1,148	1,149
Bank owned life insurance	11,514	11,339
Goodwill and other intangible assets	2,765	2,816
Other assets	8,443	9,348
Total assets	$778,437	$806,702

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
NOW and money market	$120,289	$114,339
Savings	145,751	133,655
Certificates of deposit	110,406	122,883
Non-interest-bearing checking	55,218	51,369
Total depositor accounts	431,664	422,246
Mortgage escrow funds	3,552	3,676
Accrued interest payable	1,735	2,148
Securities sold under agreements to repurchase	2,500	2,500
Federal Home Loan Bank advances	250,995	290,785
Other liabilities	10,957	11,344
Total liabilities	701,403	732,699

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 5,000,000 authorized; none issued	---	---
Common stock, $.01 par value; 15,000,000 shares authorized; 6,630,214 and 6,628,148 shares issued as of March 31, 2002 and December 31, 2001, respectively; 4,988,542 and 4,991,976 shares outstanding as of March 31, 2002 and December 31, 2001, respectively	66	66
Additional paid-in capital	63,790	63,681
Retained earnings	41,692	39,739
Accumulated other comprehensive income(loss), net	(62)	(822)
Unallocated ESOP common stock	(4,695)	(4,900)
Unearned RRP common stock	(1,877)	(2,001)
	98,914	95,763
Treasury stock (1,641,672 and 1,636,172 shares at March 31, 2002 and December 31, 2001, respectively)	(21,880)	(21,760)
Total stockholders' equity	77,034	74,003
Total liabilities and stockholders' equity	$778,437	$806,702

See accompanying Notes to Unaudited Financial Statements.

WARWICK COMMUNITY BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended March 31,
	2002	2001
	(In thousands, except per share amounts)
Interest Income:
Interest on mortgage loans	$ 6,323	$ 6,333
Interest on other loans	3,018	2,321
Interest and dividends on securities	3,426	2,881
Interest on federal funds sold	20	---
Interest on short-term money market instruments	9	14
Total interest income	12,796	11,549

Interest Expense:
Time deposits	985	1,727
Money market deposits	378	744
Savings deposits	979	793
Mortgagors' escrow deposits	14	20
Borrowed funds	3,337	3,135
Total interest expense	5,693	6,419
Net interest income	7,103	5,130

Provision for Loan Losses	(230)	(235)
Net interest income after provision for loan losses	6,873	4,895

Non-Interest Income:
Service and fee income	1,131	833
Gain on securities transactions	242	---
Net gain on sale of loans	59	129
Gain on sale of mortgage servicing rights	---	110
Other income	164	189
Total non-interest income	1,596	1,261

Non-Interest Expense:
Salaries and employee benefits	2,628	2,473
FDIC insurance	19	18
Occupancy	539	539
Data processing	276	254
Advertising	39	33
Professional fees	247	123
Other	707	1,060
Total non-interest expense	4,455	4,500

Income before provision for income taxes	4,014	1,656
Provision for Income Taxes	1,562	568
Net income	$ 2,452	$ 1,088

Weighted Average:
Common shares	4,582	4,803
Dilutive stock options	134	---
	4,716	4,803
Earnings per Share:
Basic	$ 0.54	$ 0.23
Diluted	$ 0.52	$ 0.23

See accompanying Notes to Unaudited Financial Statements.

WARWICK COMMUNITY BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income(Loss), net	Unallocated Common Stock Held by ESOP	Unearned Common Stock Held by RRP	Treasury Stock	Comprehensive Income (Loss)
	(In thousands)

BALANCE, December 31, 2000	$66	$63,039	$35,774	$(2,508)	$(5,720)	$(2,371)	$ (15,699)
Net Income, January 1, 2001 - March 31, 2001	---	---	1,088	---	---	---	---	$1,088
Unrealized appreciation on securities available-for-sale, net	---	---	---	2,225	---	---	---	2,225
Comprehensive income(loss)	---	---	---	---	---	---	---	$3,313
Purchase of treasury stock	---	---	---	---	---	---	(2,406)
Allocation of ESOP stock	---	---	---	---	205	---	---
Cash dividends paid	---	---	(483)	---	---	---	---
Outside Director stock plan.	---	(2)	---	---	---	---	---
Earned portion of RRP	---	---	---	---	---	76	---
BALANCE, March 31, 2001	$66	$63,053	$36,379	$ (283)	$(5,515)	$(2,295)	$(18,105)
BALANCE, December 31, 2001	$66	$63,681	$39,739	$ (822)	$(4,900)	$(2,001)	$(21,760)
Net Income, January 1, 2002 - March 31, 2002	---	---	2,452	---	---	---	---	$2,452
Unrealized appreciation on securities available-for-sale, net	---	---	---	760	---	---	---	760
Comprehensive income	---	---	---	---	---	---	---	$3,212
Purchase of treasury stock	---	---	---	---	---	---	(120)
Allocation of ESOP stock	---	88	---	---	205	---	---
Cash dividends paid	---	---	(499)	---	---	---	---
Stock option plan.	---	21	---	---	---	---	---
Earned portion of RRP	---	---	---	---	---	124	---
BALANCE, March 31, 2002	$66	$63,790	$41,692	$ (62)	$(4,695)	$(1,877)	$(21,880)

See accompanying Notes to Unaudited Financial Statements.

WARWICK COMMUNITY BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,

	2002	2001
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 2,452	$ 1,088
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	238	228
Amortization of goodwill	52	---
Net gain on sale of mortgage servicing rights	---	(110)
Accretion of discount on investment securities	(608)	(508)
Net (increase) decrease in accrued interest receivable	353	(31)
Increase in BOLI and other assets	(781)	(4,152)
Provision for loan losses	230	235
Net gain on sales of loans	(59)	(129)
Net gain on sales of securities	(242)	---
Net increase (decrease) in accrued interest payable	(413)	104
Net increase (decrease) in accrued expenses and other liabilities	(387)	941
Total reconciliation adjustments	(1,617)	(3,022)
Net cash provided by (used in) operating activities	835	(1,934)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and calls of securities	6,094	9,297
Purchases of securities	(11,912)	(40,512)
Proceeds from sale of trading securities and securities available-for-sale	4,067	---
Principal repayments from mortgage-backed securities	13,124	2,430
Redemption of Federal Home Loan Bank capital stock	2,587	---
Net (increase)decrease in loans	7,311	(15,967)
Purchases of fixed assets, net	(54)	(77)
Net cash provided by (used in) investing activities	21,217	(44,829)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	9,418	10,096
Net increase (decrease) in escrow deposits	(124)	62
Net increase (decrease) in borrowed funds	(39,790)	38,431
Dividends on common stock	(499)	(483)
Purchase of treasury stock	(120)	(2,406)
Stock options exercised	21	---
ESOP allocation	205	221
Earned portion of RRP.	124	76
Net cash (used in) provided by financing activities	(30,765)	45,986
Net decrease in cash	$(8,713)	$(777)

CASH AT BEGINNING OF PERIOD	$25,766	$15,236
CASH AT END OF PERIOD	17,053	14,459
CHANGE IN CASH	$(8,713)	$ (777)

See accompanying Notes to Unaudited Financial Statements.

WARWICK COMMUNITY BANCORP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

       The accompanying unaudited consolidated financial statements include the accounts of Warwick Community Bancorp, Inc. ("Parent Company"), its savings bank subsidiary, The Warwick Savings Bank ("Warwick Savings"), and its commercial bank subsidiary, The Towne Center Bank ("Towne Center") and its title business subsidiary, Hardenburgh Abstract Company of Orange County, Inc. ("Hardenburgh"). The Parent Company and its subsidiaries (collectively, the "Company") conform to generally accepted accounting principles and reporting practices followed by the banking industry. Warwick Commercial Bank ("Warwick Commercial") was formed in 2001, as a subsidiary of Warwick Savings, for the purpose of accepting government deposits.

       The unaudited consolidated financial statements included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results of operations that may be expected for the entire year ending December 31, 2002. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC").

       These unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the SEC on March 15, 2002.

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

3.    Comprehensive Income

       Comprehensive income includes net income and all other changes in equity during a period except those resulting from investments by owners and distributions to owners. Other comprehensive income includes revenues, expenses, gains and losses that, under accounting principles generally accepted in the United States of America, are included in comprehensive income but excluded from net income. Comprehensive income and accumulated other comprehensive income are reported net of related income taxes. Accumulated other comprehensive income for the Company consists solely of unrealized holding gains or losses on available for sale securities.

4.    New Accounting Pronouncements

       On January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." The adoption of SFAS 133 did not have a material impact on the Company's financial condition or results of operations.

       In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations," ("SFAS 141"). SFAS 141 establishes new standards for accounting and reporting requirements for business combinations. SFAS 141 requires that the purchase method of accounting be used for all business combinations, and prohibits use of the pooling-of-interest method of accounting for business combinations. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. The adoption of SFAS 141 did not have a material effect on the Company's financial condition or results of operations.

       In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets," ("SFAS 142"). This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB Opinion No. 17, "Intangible Assets". It addresses how intangible assets that are acquired individual or with a group of other assets should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provision of this Statement are required to be applied starting with fiscal years beginning after December 31, 2001. The adoption of SFAS No. 142 and its application to amounts currently included in the Company's balance sheet will not have a material impact on the Company's accounting and disclosures. As of March 31, 2002, the Company had goodwill of $885,600 and other intangible assets of $1.9 million.

5.    Loan Portfolio Composition

       The following table sets forth the composition of the Company's loan portfolio in dollar amounts and percentage of the portfolio at the dates indicated.

	At March 31, 2002		At December 31, 2001
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Residential mortgage loans:
Conventional one- to four-family loans	$292,796	57.02%	$302,646	58.20%
Mortgage loans held for sale	---	0.00	---	0.00
VA and FHA loans	61	0.01	70	0.01
Home equity loans	28,726	5.59	30,145	5.80
Residential construction loans, net	28,732	5.59	28,834	5.55
Total residential mortgage loans	350,315	68.21	361,695	69.56
Commercial real estate and business loans	123,902	24.13	115,576	22.22
Consumer loans:
Automobile	36,923	7.19	40,032	7.70
Other consumer loans	2,405	0.47	2,686	0.52
Total consumer loans	39,328	7.66	42,718	8.22
Total loans	513,545	100.00%	519,989	100.00%
Discount, premiums and deferred loan fees,net	10		(168)
Allowance for loan losses	(3,870)		(3,649)
Total loans, net	$509,685		$516,172

6.    Non-Performing Assets

       The following table sets forth information regarding non-accrual loans, other past due loans and other real estate owned at the dates indicated.

	March 31, 2002	December 31, 2001
	(Dollars in thousands)
Non-accrual mortgage loans delinquent more than 90 days	$1,993	$ 886
Non-accrual other loans delinquent more than 90 days	845	508
Total non-accrual loans	2,838	1,394
Total 90 days or more delinquent and still accruing	3	183
Total non-performing loans	2,841	1,577
Total foreclosed real estate, net of related allowance for losses	1,148	1,151
Total non-performing assets	$3,989	$2,728
Non-performing loans to total loans	0.55%	0.30%
Total non-performing assets to total assets	0.51%	0.34%

7.     Allowance for Loan Losses

       The following table sets forth the activity in the Company's allowance for loan losses at and for the periods indicated.

	Three Months Ended March 31,		Year Ended December 31,
	2002	2001	2001
	(Dollars in thousands)
Allowance for loan losses:
Balance at beginning of period	$3,650	$2,722	$2,722
Charge-offs:
Real estate mortgage loans	---	---	---
Commercial loans	---	---	29
Consumer loans	17	42	75
Total charge-offs	17	42	104
Recoveries:
Real estate mortgage loans	---	---	---
Commercial loans	---	---	---
Consumer loans	7	5	53
Total recoveries	7	5	53

Provision for loan losses	230	235	979
Balance at end of Period	$3,870	$2,920	$3,650

Ratio of net charge-offs during the period to average loans outstanding	0.00%	0.01%	0.01%
Ratio of allowance for loan losses to total loans at end of period	0.76%	0.65%	0.71%
Ratio of allowance for loan losses to non- performing loans	136.46%	194.15%	231.39%

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

General

       The Parent Company is a bank holding company incorporated in September 1997 under the laws of the State of Delaware and is registered under the Bank Holding Company Act of 1956, as amended ("BHCA"). The Parent Company elected to become a financial holding company under the BHCA in October 2000. The primary business of the Parent Company is the operation of its wholly owned subsidiaries, Warwick Savings, Towne Center and Hardenburgh, the Parent Company's recently acquired title insurance agency subsidiary. Presently, the only significant assets of the Parent Company are the capital stock of Warwick Savings, Towne Center and Hardenburgh, the note evidencing the loan the Parent Company made to the ESOP to allow the ESOP to purchase 8% of the Parent Company's common stock issued in the Parent Company's initial public offering, and the investments acquired with the net proceeds of the offering retained by the Parent Company. While the following discussion of financial condition and results of operations includes the collective results of the Parent Company and its subsidiaries, this discussion reflects primarily Warwick Savings' activities. Unless otherwise disclosed, the information presented herein reflects the financial condition and results of operations of the Parent Company and its subsidiaries on a consolidated basis, and as used herein the term "Parent Company" refers to the Parent Company and its subsidiaries collectively.

Financial Condition

       For the three-month period ended March 31, 2002, total assets of the Company decreased $28.3 million, or 3.5%, from $806.7 million at December 31, 2001 to $778.4 million at March 31, 2002. This decrease in total assets was primarily attributable to a $10.7 million, or 5.2%, decrease in securities available for sale, which decreased from $206.3 million at December 31, 2001 to $195.6 million at March 31, 2002, the $8.7 million, or 33.8%, decrease in cash and due from banks and Federal funds sold and the $6.5 million, or 1.3%, decrease in total loans, net which decreased to $509.7 million at March 31, 2002 from $516.2 million at December 31, 2001. These decreases are primarily attributable to the continued low interest rate environment as the Company elected to forgo adding any significant assets to its balance sheet during the first quarter of 2002. Cash flows from the Company's loan and investment portfolios, coupled with the $9.4 million increase in deposits were used to reduce the Federal Home Loan Bank of New York ("FHLBNY") advances.

       Deposits increased $9.4 million, or 2.2%, from $422.2 million at December 31, 2001 to $431.7 million at March 31, 2002. This increase was primarily attributable to an increase in savings accounts of $12.1 million, an increase of $6.0 million in NOW and money market accounts and an increase of $3.8 million in non-interest-bearing checking accounts, which were partially offset by the decrease in certificates of deposit accounts of $12.5 million.

       Borrowed funds, comprised primarily of securities sold under repurchase agreements and advances from the FHLBNY, decreased $39.8 million, to $253.5 million at March 31, 2001 from $293.3 million at December 31, 2001. FHLBNY advances decreased $39.8 million to $251.0 million at March 31, 2002 from $290.8 million at December 31, 2001.

       Total stockholders' equity increased by $3.0 million, or 4.1%, from $74.0 million at December 31, 2001 to $77.0 million at March 31, 2002. The increase was primarily attributable to net income of $2.5 million for the three months ended March 31, 2002 and the $760,000 increase in unrealized appreciation of securities available for sale. The increase in total stockholders' equity was partially offset by the open market purchases of 5,500 shares of the Company's outstanding common stock during the first quarter of 2002 at a total cost of $120,000. The increase in stockholders' equity was also partially offset by the payment of a quarterly cash dividend to shareholders amounting to $499,000, which dividend was declared on March 20, 2002 and paid on April 18, 2002.

Analysis of Net Interest Income

       Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

       Average Balance Sheets. The following table sets forth certain information regarding the Company's average statements of financial condition and its statements of income for the three months ended March 31, 2002 and 2001 and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs were derived by dividing interest income or expense by the average balance of assets or liabilities, respectively, for the periods shown. The yields include deferred fees and discounts, which are considered yield adjustments. Average balances were computed based on month-end balances. Management believes the use of average monthly balances instead of average daily balances does not have a material effect on the information presented.

	Three Months Ended March 31,
	2002			2001
	Average Balance	Interest	Average Yield/ Cost	Average Balance(1)	Interest	Average Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Mortgage loans, net	$356,128	$ 6,323	7.10%	$334,097	$ 6,333	7.58%
Consumer and other loans, net	161,953	3,018	7.45	104,336	2,321	8.90
Mortgage-backed securities	95,445	1,494	6.26	65,153	1,104	6.78
Federal funds sold	5,743	20	1.39	---	---	---
Interest earning accounts at banks	1,740	9	2.07	1,112	14	5.04
Investment securities	124,090	1,932	6.23	100,926	1,777	7.04
Total interest-earning assets	745,099	12,796	6.87	605,624	11,549	7.63
Non-interest earning assets	49,050			41,748
Total assets	$794,149			$647,372

Liabilities and retained earnings:
Interest-bearing liabilities:
Passbook accounts	$141,515	854	2.41%	$ 92,240	636	2.76%
Escrow deposits	2,800	14	2.00	4,000	20	2.00
NOW accounts	39,244	125	1.27	31,064	157	2.02
Money market accounts	78,186	378	1.93	66,854	744	4.45
Certificate accounts	113,656	985	3.47	121,333	1,727	5.69
Total deposits	375,401	2,356	2.51	315,491	3,284	4.16
Borrowed funds	278,447	3,337	4.79	211,891	3,135	5.92
Total interest-bearing liabilities	653,848	5,693	3.48	527,382	6,419	4.87
Non-interest bearing liabilities	64,503			46,353
Total liabilities	718,351			573,735
Retained earnings	75,798			73,637
Total liabilities and retained earnings	$794,149			$647,372
Net interest income/interest rate spread		$7,103	3.39%		$5,130	2.76%
Net interest-earning assets/net interest margin	$91,251		3.81%	$78,242		3.39%
Ratio of interest-earning assets to interest-bearing liabilities			113.96%			114.84%

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

	Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001
	Increase (Decrease) in Net Interest Income Due to
	Volume	Rate	Net
	(In thousands)
Interest-earning assets:
Mortgage loans, net	$ 418	$ (428)	$ (10)
Consumer and other loans, net	1,282	(585)	697
Mortgage-backed securities	513	(123)	390
Federal funds sold	20	---	20
Interest earning accounts at banks	8	(13)	(5)
Investment securities	408	(253)	155
Total	2,649	(1,402)	1,247

Interest-bearing liabilities:
Passbook accounts	340	(122)	218
Escrow accounts	(6)	---	(6)
NOW accounts	41	(73)	(32)
Money market accounts	126	(492)	(366)
Certificates of deposit	(109)	(633)	(742)
Borrowed funds	985	(783)	202
Total	1,377	(2,103)	(726)
Net change in net interest income	$1,272	$ 701	$1,973

Comparison of Operating Results for the Three Months Ended March 31, 2001 and 2000

       General. For the three months ended March 31, 2002, the Company recognized net income of $2.5 million, or $0.52 per diluted share, as compared to net income of $1.1 million, or $0.23 per diluted share, for the three months ended March 31, 2001, which represents a $1.4 million, or 125.4%, increase. Net interest income and non-interest income increased $2.0 million and $355,000, or 38.5% and 26.6%, respectively, for the three months ended March 31, 2002, which increases were partially offset by an increase in the provision for income taxes of $1.0 million. For the first quarter ended March 31, 2002, annualized return on average assets ("ROAA") and annualized return on average equity ("ROAE") were 1.24% and 12.94%, respectively. The ROAA and ROAE for the corresponding quarter of 2001 were 0.67% and 5.91%, respectively.

       Interest Income. Interest income amounted to $12.8 million for the three months ended March 31, 2002, as compared to $11.5 million for the three months ended March 31, 2001. This increase of $1.3 million, or 10.8%, was primarily the result of the $697,000 increase in interest earned on the Company's consumer and other loans and the $545,000 increase in interest and dividends earned on securities, as compared to the respective amounts earned over the three-month period ended March 31, 2001. Interest earned on mortgage loans for the three months ended March 31, 2002 remained at the same level as the comparative period in 2001.

       The increase in interest earned on the Company's consumer and other loan portfolio resulted primarily from the $57.6 million, or 55.2%, increase in the average balances of these loans to $161.9 million for the three months ended March 31, 2002, as compared to $104.3 million for the three months ended March 31, 2001. This increase was partially offset by the decrease in the average yield of the portfolio to 7.45% for the three months ended March 31, 2002 from 8.90% for the three months ended March 31, 2001.

       The decrease in interest income on mortgage loans was primarily the result of the decrease in the average yield of such portfolio to 7.10% from 7.58%, and was offset by the increase in the average balances of $22.0 million, or 6.6%.

       The increase in interest and dividends earned on securities resulted mainly from the increase in the average balances of investment securities, including mortgage-backed securities, to $219.5 million for the three months ended March 31, 2002, as compared to $166.1 million for the three months ended March 31, 2001. This increase was partially offset by a decrease in the average yield on both investment portfolios.

       Interest Expense. Total interest expense for the three-month period ended March 31, 2002 decreased by $726,000, or 11.3%, as compared to the same three-month period one year earlier, primarily as a result of the decrease in the average costs of interest-bearing liabilities. Partially offsetting the decrease in the average cost was the increase of $126.4 million, or 24.0%, in the average balances of total interest-bearing liabilities from $527.4 million to $653.8 million, which increase was primarily associated with funding the Company's loan growth.

       Net Interest Income. Net interest income for the three months ended March 31, 2002 increased $2.0 million, or 38.5%, to $7.1 million compared to the three months ended March 31, 2001, primarily as a result of the increase in the average balances of the Company's loan and investment portfolios and a decrease in the average balance of deposit liabilities and the rates paid on deposit liabilities and borrowings. This increase was partially offset by the increase in the average balances of the Company's interest-bearing deposits and borrowings. Interest rate spread increased to 3.39% from 2.76%, and the net interest margin was 3.81% and 3.39%, respectively, for the three-month periods ended March 31, 2002 and 2001.

       Provision for Loan Losses. The provision for loan losses for the three months ended March 31, 2002 and 2001 was $230,000 and $235,000, respectively. This provision is a result of management's assessment of the loan portfolio, the level of the Company's allowance for loan losses and its assessment of the local economy and market conditions, coupled with the growth in the loan portfolio, particularly in commercial loans.

       Non-Interest Income. Non-interest income, for the three months ended March 31, 2002 totaled $1.6 million, as compared to $1.3 million for the three months ended March 31, 2001. This increase was due to the $298,000 increase in service and fee income and the increase of $242 ,000 in gains on securities transaction. The increase in service and fee income resulted primarily from deposit account growth. Partially offsetting these increases was the $110,000 decrease in gains on sale of mortgage servicing rights as the Company recognized the gain during the first quarter of 2001 and the $70,000 decrease on the gain on sale of loans. The decrease in gain on sale of loans was attributable to the decrease in the number of originated mortgage loans that were sold with servicing released.

       Non-Interest Expense. Non-interest expense decreased by $45,000 for the three-month period ended March 31, 2002 as compared to March 31, 2001. Salaries and employee benefits expense increased $155,000 for the three months ended March 31, 2002. This increase was attributable to the $150,000 increase in costs associated with the employee post retirement benefit plan coupled with the increase in the ESOP and RRP benefit expense of $102,000 and $29,000, respectively, for the comparable period in 2001. Professional fees and data processing expense increased $124,000 and $22,000, respectively, for the three months ended March 31, 2002 as compared to March 31, 2001. The increase in professional fees resulted primarily from the increase of $121,000 in legal fees. Other expenses decreased $353,000 for the three months ended March 31, 2002 as compared to March 31, 2001. The decrease resulted from the reduction in non-recurring charges associated with exiting the mortgage loan servicing business that were incurred during the first quarter of 2001.

       Provision for Income Taxes. The $1.0 million increase in the provision for income taxes to $1.6 million for the three-month period ended March 31, 2002, as compared to the three-month period ended March 31, 2001, was primarily attributable to the 142.4% increase in pre-tax income.

Liquidity and Capital Resources

       Liquidity is managed using a combination of customer deposits, cash and short-term interest-earning assets, mortgage loans held for sale, investment securities held as available for sale and borrowings from the FHLBNY. At March 31, 2002, management had utilized $2.5 million in repurchase agreements and $251.0 million in FHLBNY advances to supplement its deposit flows and liquidity needs.

       At March 31, 2002, the Company's total approved loan origination commitments outstanding totaled $47.8 million. Certificates of deposit scheduled to mature in one year or less at March 31, 2002 totaled $85.8 million. Based on historical experience, management believes that a significant portion of such deposits will remain with the Company.

       At March 31, 2002, the Company had cash and due from banks of $17.1 million and securities available for sale of $195.6 million. Management believes these amounts, together with the Company's borrowing capabilities, to be more than adequate to meet its short-term cash needs.

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

       At March 31, 2002, the Parent Company exceeded the minimum regulatory capital guidelines imposed by the Federal Reserve Board, which are substantially similar to the requirements of the FDIC, with a Tier 1 capital level of $74.2 million, or 9.38% of average assets, which is well above the required level of $31.6 million, or 4% of average assets. The Parent Company's ratio of Tier 1 capital to risk-weighted assets of 15.29% at March 31, 2002 is also well above the required level of 4%. The Parent Company's ratio of total capital to risk-weighted assets is 16.18%, which is well above the required level of 8%. In addition, Warwick Savings', Warwick Commercial and Towne Center's capital ratios qualify each of them to be treated as "well capitalized" for regulatory purposes. The following table shows Warwick Savings' regulatory capital positions and ratios at March 31, 2002.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Percent	Amount	Percent	Amount	Percent
Total Capital to risk-weighted assets)	$63,643	13.94%	$36,525	8.00%	$45,656	10.00%
Tier 1 Capital (to risk-weighted assets)	59,671	15.26	18,262	4.00	27,394	6.00
Tier 1 Capital (to average assets)	59,671	8.82	34,886	4.00	43,608	5.00

The following table shows the Warwick Commercial's regulatory capital positions and ratios as of March 31, 2002.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Percent	Amount	Percent	Amount	Percent
Total Capital (to risk-weighted assets)	$3,035	54.69%	$444	8.00%	$555	10.00%
Tier 1 Capital (to risk-weighted assets)	3,035	54.69	222	4.00	333	6.00
Tier 1 Capital (to average assets)	3,035	23.53	516	4.00	645	5.00

The following table shows the Towne Center's regulatory capital positions and ratios as of March 31, 2002.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Percent	Amount	Percent	Amount	Percent
Total Capital (to risk-weighted assets)	$8,959	25.36%	$2,826	8.00%	$3,532	10.00%
Tier 1 Capital (to risk-weighted assets)	8,543	24.19	1,413	4.00	2,119	6.00
Tier 1 Capital (to average assets)	8,543	21.00	1,628	4.00	2,034	5.00

Item 3.    Quantitative And Qualitative Disclosures About Market Risk

       Quantitative and qualitative disclosure about market risk is presented at December 31, 2001 in the Company's Annual Report on Form 10-K, which was filed with the Commission on March 15, 2002. There have been no material changes in the Company's market risk at March 31, 2002 as compared to December 31, 2001.

PART II - OTHER INFORMATION

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

Item 6.    Exhibits and Reports on Form 8-K

                (a)   Exhibits

                See Index to Exhibits.

                (b) Reports on Form 8-K

                Form 8-K, dated January 18, 2002, announcing the Company's Annual Meeting of
Shareholders for the year ended December 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Warwick Community Bancorp, Inc. (Registrant)

Date: May 13, 2002	By:	/S/ FRED G. KOWAL Fred G. Kowal Chairman and Chief Executive Officer (Duly Authorized Officer)

Date: May 13, 2002	By:	/S/ ARTHUR W. BUDICH Arthur W. Budich Senior Vice President and Chief Financial (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Document

3.1	Certificate of Incorporation of Warwick Community Bancorp, Inc. as currently in effect (1)

3.2	Bylaws of Warwick Community Bancorp, Inc., as amended and currently in effect (9)

4.1	Certificate of Incorporation of Warwick Community Bancorp, Inc. (See Exhibit 3.2)

4.2	Bylaws of Warwick Community Bancorp, Inc., as amended (See Exhibit 3.2)

4.3	Form of Stock Certificate of Warwick Community Bancorp, Inc (1)

4.4	Rights Agreement between Warwick Community Bancorp, Inc. and Registrar and Transfer Company, dated as of October 17, 2000 (6)

4.5	Form of Right Certificate (7)

4.6	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of Warwick Community Bancorp, Inc. (7)

10.1	Employment Agreement by and between Warwick Community Bancorp, Inc. and Fred G. Kowal (8)

10.2	Employment Agreement by and between Warwick Community Bancorp, Inc. and Ronald J. Gentile (2)

10.3	First Amendment to Employment Agreement by and between Warwick Community Bancorp, Inc. and Ronald J. Gentile (4)

10.4	Employment Agreement by and between Warwick Community Bancorp, Inc. and Arthur W. Budich (2)

10.5	First Amendment to Employment Agreement by and between Warwick Community Bancorp, Inc. and Arthur W. Budich (4)

10.6	Employment Agreement by and between Warwick Community Bancorp, Inc. and Nancy L. Sobotor-Littell (2)

10.7	First Amendment to Employment Agreement by and between Warwick Community Bancorp, Inc. and Nancy L. Sobotor-Littell (4)

10.8	Employment Retention Agreement by and between The Warwick Savings Bank and Donna M. Lyons (2)

10.9	Employment Retention Agreement by and between The Warwick Savings Bank and Barbara A. Rudy (2)

10.10	Recognition and Retention Plan of Warwick Community Bancorp, Inc. (3)

10.11	First Amendment to the Recognition and Retention Plan of Warwick Community Bancorp, Inc. (5)

10.12	Second Amendment to the Recognition and Retention Plan of Warwick Community Bancorp, Inc. (8)

10.13	Trust Agreement between Warwick Community Bancorp, Inc. and Orange County Trust Company for the Recognition and Retention Plan of Warwick Community Bancorp, Inc.(2)

10.14	Stock Option Plan of Warwick Community Bancorp, Inc. (3)

10.15	First Amendment to the Stock Option Plan of Warwick Community Bancorp, Inc. (5)

10.16	Form of Amended Stock Option Agreement for Directors under the Stock Option Plan of Warwick Community Bancorp, Inc. (9)

10.17	Form of Amended Stock Option Agreement for Employees under the Stock Option Plan of Warwick Community Bancorp, Inc.

10.18	Benefit Restoration Plan of Warwick Community Bancorp, Inc. (1)

10.19	Grantor Trust Agreement by and between The Warwick Savings Bank and HSBC Bank USA for the Benefit Restoration Plan of The Warwick Savings Bank (2)

10.20	The Warwick Savings Bank Outside Directors' Stock Plan (8)

10.21	Change in Control Severance Plan of Warwick Community Bancorp, Inc. and Affiliates (9)

10.22	Voluntary Retainer Stock and Deferred Compensation Plan for Directors (10)

11.1	Statement re: Computation of per share earnings (See the Statement of Income and Note 2 to the Notes to Unaudited Consolidated Financial Statements in this report on Form 10-Q)

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

  Incorporated herein by reference to the Exhibits to the Company's Annual Report on Form 10-K for the transition period from June 30, 1998 to December 31, 1998.

  Incorporated herein by reference to the Company's definitive Proxy Statement for the Special Meeting of Shareholders held on April 20, 1999.

  Incorporated herein by reference to the Exhibits to the Company's Registration Statement on Form 8-A, filed on October 18,2000.

  Incorporated herein by reference to the Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

  Incorporated herein by reference to the Exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

  Incorporated herein by reference to the Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

  Incorporated herein by reference to the Company's definitive Proxy Statement for the Special Meeting of Shareholders held on April 16, 2002.