Form 10-Q
period 2002-06-30
WARWICK COMMUNITY BANCORP INC
filed 2002-08-13
CIK 1046209

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXHANGE
            ACT OF 1934

            For the quarterly period ended June 30, 2002

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

                     Yes X                      No

       As of August 8, 2002, there were 4,979,142 shares of the registrant's common stock outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements - Unaudited

WARWICK COMMUNITY BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	June 30, 2002	December 31, 2001
	(Unaudited)
ASSETS	(Dollars in thousands)
Cash on hand and in banks	$ 23,616	$ 20,766
Federal funds sold	-	5,000
Securities:
Available-for-sale, at fair value	184,586	206,253
Held-to-maturity, at amortized cost (fair value of $2,282 at June 30, 2002 and $3,336 at December 31, 2001)	2,272	3,319
Total securities	186,858	209,572
Mortgage loans	335,460	361,181
Commercial loans	182,689	115,376
Consumer loans	34,740	43,264
Total loans	552,889	519,821
Allowance for loan losses	(4,079)	(3,649)
Total loans, net	548,810	516,172
Accrued interest receivable	4,013	3,680
Federal Home Loan Bank stock	13,225	16,935
Bank premises & equipment, net	9,642	9,925
Other real estate owned, net	1,147	1,149
Bank owned life insurance	11,693	11,339
Goodwill and other intangible assets	2,712	2,816
Other assets	6,033	9,348
Total assets	$807,749	$806,702

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
NOW and money market	$123,135	$114,339
Savings	156,289	133,655
Certificates of deposit	111,536	122,883
Non-interest-bearing checking	55,051	51,369
Total depositor accounts	446,011	422,246
Mortgage escrow funds	5,036	3,676
Accrued interest payable	1,762	2,148
Securities sold under agreements to repurchase	2,500	2,500
Federal Home Loan Bank advances	259,995	290,785
Other liabilities	11,148	11,344
Total liabilities	726,452	732,699

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 5,000,000 authorized; none issued	-	-
Common stock, $.01 par value; 15,000,000 shares authorized; 6,630,814 and 6,628,148 shares issued as of June 30, 2002 and December 31, 2001, respectively; 4,984,142 and 4,991,976 shares outstanding as of June 30, 2002 and December 31, 2001, respectively	66	66
Additional paid-in capital	64,090	63,681
Retained earnings	44,215	39,739
Accumulated other comprehensive income(loss), net	1,166	(822)
Unallocated ESOP common stock	(4,488)	(4,900)
Unearned RRP common stock	(1,752)	(2,001)
	103,297	95,763
Treasury stock (1,646,672 and 1,636,172 shares at June 30, 2002 and December 31, 2001, respectively)	(22,000)	(21,760)
Total stockholders' equity	81,297	74,003
Total liabilities and stockholders' equity	$807,749	$806,702
See accompanying Notes to Unaudited Financial Statements.

WARWICK COMMUNITY BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2002	2001	2002	2001
	(In thousands, except per share amounts)
Interest Income:
Interest on mortgage loans	$ 6,037	$ 6,478	$12,361	$12,811
Interest on other loans	3,094	2,774	6,112	5,101
Interest and dividends on securities	3,277	3,528	6,703	6,407
Interest on federal funds sold	-	49	20	49
Interest on short-term money market instruments	72	6	79	21
Total interest income	12,480	12,835	25,275	24,389

Interest Expense:
Time deposits	873	1,729	1,860	3,456
Money market deposits	379	617	756	1,361
Savings deposits	1,042	1,016	2,020	1,811
Mortgagors' escrow deposits	23	7	37	25
Borrowed funds	3,210	3,657	6,547	6,792
Total interest expense	5,527	7,026	11,220	13,445
Net interest income	6,953	5,809	14,055	10,944

Provision for Loan Losses	(225)	(245)	(455)	(480)
Net interest income after provision for loan losses	6,728	5,564	13,600	10,464

Non-Interest Income:
Service and fee income	1,313	1,231	2,444	2,058
Gain on securities transactions	-	14	242	14
Net gain on sale of loans	129	97	188	226
Gain on sale of mortgage servicing rights	-	-	-	110
Other income	1,070	177	1,234	367
Total non-interest income	2,512	1,519	4,108	2,775

Non-Interest Expense:
Salaries and employee benefits	2,790	2,794	5,418	5,267
FDIC insurance	21	17	40	35
Occupancy	541	561	1,079	1,100
Data processing	303	266	579	520
Advertising	54	42	93	75
Professional fees	376	495	626	618
Other	835	1,081	1,539	2,141
Total non-interest expense	4,920	5,256	9,374	9,756

Income before provision for income taxes	4,320	1,827	8,334	3,483
Provision for Income Taxes	1,798	631	3,360	1,199
Net income	$ 2,522	$ 1,196	$ 4,974	$ 2,284

Weighted Average:
Common shares	4,596	4,704	4,589	4,753
Dilutive stock options	189	22	164	22
	4,785	4,726	4,753	4,775
Earnings per Share:
Basic	$ 0.55	$ 0.25	$ 1.08	$ 0.48
Diluted	$ 0.53	$ 0.25	$ 1.05	$ 0.48

See accompanying Notes to Unaudited Financial Statements.

WARWICK COMMUNITY BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)Income, net	Unallocated Common Stock Held by ESOP	Unearned Common Stock Held by RRP	Treasury Stock	Comprehensive Income
	(In thousands)

BALANCE, December 31,2000	$ 66	$63,039	$35,774	$(2,508)	$(5,720)	$(2,371)	$(15,699)
Net Income, January 1, 2001 - June 30, 2001	-	-	2,284	-	-	-	-	$2,284
Unrealized appreciation on securities available-for-sale, net	-	-	-	1,635	-	-	-	1,635
Comprehensive income	-	-	-	-	-	-		$3,919
Purchase of treasury stock	-	-	-	-	-	-	(2,643)
Allocation of ESOP stock	-	50	-	-	410	-	-
Cash dividends paid	-	-	(972)	-	-	-	-
Outside Director stock plan	-	(5)	-	-	-	-	-
Earned portion of RRP	-	47	-	-	-	152	-
BALANCE, June 30, 2001	$ 66	$63,131	$37,086	$ (873)	$(5,310)	$(2,219)	$(18,342)
BALANCE, December 31, 2001	$ 66	$63,681	$39,739	$ (822)	$(4,900)	$(2,001)	$(21,760)
Net Income, January 1, 2002 - June 30, 2002	-	-	4,974	-	-	-	-	$4,974
Unrealized appreciation on securities available-for-sale, net	-	-	-	1,988	-	-	-	1,988
Comprehensive income	-	-	-	-	-	-	-	$6,962
Purchase of treasury stock	-	-	-	-	-	-	(240)
Allocation of ESOP stock	-	249	-	-	412	-	-
Cash dividends paid	-	-	(498)	-	-	-	-
Stock option plan	-	32	-	-	-	-	-
Earned portion of RRP	-	47	-	-	-	249	-
BALANCE, June 30, 2002	$ 66	$64,090	$44,215	$ 1,166	$(4,488)	$(1,752)	(22,000)

See accompanying Notes to Unaudited Financial Statements.

WARWICK COMMUNITY BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,

	2002	2001
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 4,974	$ 2,284
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	469	469
Amortization of goodwill	103	75
Net gain on sale of mortgage servicing rights	-	(110)
Accretion of discount on investment securities	(1,101)	(663)
Net increase in accrued interest receivable	(332)	(680)
Net decrease (increase) in BOLI and other assets	2,962	(9,695)
Provision for loan losses	455	480
Net gain on curtailment of the defined benefit pension plan	(817)	-
Net gain on sales of loans	(188)	(226)
Net gain on sales of credit card portfolio	(68)	-
Net gain on sales of securities	(242)	(14)
Net (decrease) increase in accrued interest payable	(385)	644
Net (decrease) increase in accrued expenses and other liabilities	(197)	2,295
Total reconciliation adjustments	659	(7,425)
Net cash provided by (used in) operating activities	5,633	(5,141)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and calls of securities	17,853	10,276
Purchases of securities	(45,328)	(96,382)
Proceeds from sale of securities available-for-sale	31,231	-
Principal repayments from mortgage-backed securities	23,375	8,402
Redemption (purchases)of Federal Home Loan Bank capital stock	3,710	(2,736)
Purchase of commercial loan portfolios	(58,910)	-
Net decrease (increase) in loans	26,183	(68,351)
Purchases of fixed assets, net	(186)	(2,381)
Net cash used in investing activities	(2,072)	(151,172)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	23,764	49,867
Net increase in escrow deposits	1,361	2,047
Net (decrease) increase in borrowed funds	(30,790)	116,056
Dividends on common stock	(499)	(972)
Purchase of treasury stock	(240)	(2,643)
Stock options exercised	32	-
ESOP allocation	412	460
Earned portion of RRP.	249	199
Net cash (used in) provided by financing activities	(5,711)	165,014
(Decrease) increase in cash and cash equivalents	(2,150)	8,701
Cash and Cash Equivalents, beginning of year	25,766	15,236
Cash and Cash Equivalents, end of period	$ 23,616	$ 23,937
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for-
Interest on deposits and borrowed funds	$11,605	$ 12,801
Income taxes	3,438	1,633

See accompanying Notes to Unaudited Financial Statements.

WARWICK COMMUNITY BANCORP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.          Basis of Presentation

             The accompanying unaudited consolidated financial statements include the accounts of Warwick Community Bancorp, Inc. ("Parent Company"), its savings bank subsidiary, The Warwick Savings Bank ("Warwick Savings"), its commercial bank subsidiary, The Towne Center Bank ("Towne Center") and its title business subsidiary, Hardenburgh Abstract Company of Orange County, Inc. ("Hardenburgh"). The consolidated financial statements of the Parent Company and its subsidiaries (collectively, the "Company") conform to generally accepted accounting principles and reporting practices followed by the banking industry. Warwick Commercial Bank ("Warwick Commercial") was formed in 2001, as a subsidiary of Warwick Savings, for the purpose of accepting government deposits and whose results are included the consolidated financial statements of the Company.

             The unaudited consolidated financial statements included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results of operations that may be expected for the entire year ending December 31, 2002. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC").

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

4.          New Accounting Pronouncements

             On July 20, 2001, the FASB issued Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets," ("SFAS 142"). This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB Opinion No. 17, "Intangible Assets". It addresses how intangible assets that are acquired individual or with a group of other assets should be accounted for in financial statements upon their acquisition. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values and periodically reviewed for impairment.

The Company adopted provisions of SFAS 142 on January 1, 2002. The Company had $885,600 in recorded goodwill at January 1, 2002 and $1.8 million of other intangible assets, with amortization of $227,200 per year. The cessation of amortization of goodwill upon the adoption of SFAS 142 had no significant impact on reported operations for the second quarter of 2002 or year-to-date 2002 as compared to the same periods ended June 30, 2001. Excluding the $24,000 of goodwill amortization recorded in the quarter ended June 30, 2001, the basic and diluted earnings per share were $0.26 and $0.26, respectively. Year-to-date 2001 basic and diluted earnings per share excluding $40,600 of year-to-date goodwill amortization were $0.49 and $0.48, respectively.

5.          Loan Portfolio Composition

             The following table sets forth the composition of the Company's loan portfolio in dollar amounts and percentage of the portfolio at the dates indicated.

	At June 30, 2002		At December 31, 2001
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Residential mortgage loans:
Conventional one- to four-family loans	$277,696	50.23%	$302,132	58.12%
VA and FHA loans	57	0.01	70	0.01
Home equity loans	28,127	5.09	30,145	5.80
Residential construction loans, net	29,580	5.35	28,834	5.55
Total residential mortgage loans	335,460	60.68	361,181	69.48
Commercial real estate and business loans	182,689	33.04	115,376	22.20
Consumer loans:
Automobile	32,773	5.93	40,032	7.70
Other consumer loans	1,967	0.35	3,232	0.62
Total consumer loans	34,740	6.28	43,264	8.32
Total loans	552,889	100.00%	519,821	100.00%
Allowance for loan losses	(4,079)		(3,649)
Total loans, net	$548,810		$516,172

6.          Non-Performing Assets

             The following table sets forth information regarding non-accrual loans, other past due loans and other real estate owned at the dates indicated. The $1.3 million increase in non-accrual mortgage loans delinquent more than 90 days from $886,000 at December 31, 2001 to $2.2 million at June 30, 2002 resulted primarily from two residential mortgage loans in the amounts of $693,000 and $479,000. Loan-to-value ratios on the properties are 80.0% and 70.0%, respectively.

	June 30, 2002	December 31, 2001
	(Dollars in thousands)
Non-accrual mortgage loans delinquent more than 90 days	$2,233	$ 886
Non-accrual other loans delinquent more than 90 days	692	508
Total non-accrual loans	2,925	1,394
Total 90 days or more delinquent and still accruing	-	183
Total non-performing loans	2,925	1,577
Total foreclosed real estate, net of related allowance for losses	1,147	1,151
Total non-performing assets	$4,072	$2,728
Non-performing loans to total loans	0.53%	0.30%
Total non-performing assets to total assets	0.50%	0.34%

7.          Allowance for Loan Losses

             The following table sets forth the activity in the Company's allowance for loan losses at and for the periods indicated.

	Six Months Ended June 30,		Year Ended December 31,
	2002	2001	2001
	(Dollars in thousands)
Allowance for loan losses:
Balance at beginning of period	$3,650	$2,722	$2,722
Charge-offs:
Commercial real estate and business loans	-	-	29
Consumer loans	38	48	75
Total charge-offs	38	48	104
Recoveries:
Consumer loans	12	43	53
Total recoveries	12	43	53

Provision for loan losses	455	480	979
Balance at end of Period	$4,079	$3,197	$3,650

Ratio of net charge-offs during the period to average loans outstanding	0.00%	0.00%	0.01%
Ratio of allowance for loan losses to total loans at end of period	0.74%	0.64%	0.71%
Ratio of allowance for loan losses to non- performing loans	139.45%	152.17%	231.39%

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

             The Parent Company is a bank holding company incorporated in September 1997 under the laws of the State of Delaware and is registered under the Bank Holding Company Act of 1956, as amended ("BHCA"). The Parent Company elected to become a financial holding company under the BHCA in October 2000. The primary business of the Parent Company is the operation of its wholly owned subsidiaries, Warwick Savings, Towne Center and Hardenburgh, the Parent Company's recently acquired title insurance agency subsidiary. Presently, the only significant assets of the Parent Company are the capital stock of Warwick Savings, Towne Center and Hardenburgh, the note evidencing the loan the Parent Company made to the ESOP to allow the ESOP to purchase 8% of the Parent Company's common stock issued in the Parent Company's initial public offering, and the investments acquired with the net proceeds of the offering retained by the Parent Company. While the following discussion of financial condition and results of operations includes the collective results of the Parent Company and its subsidiaries, this discussion reflects primarily Warwick Savings' activities. Unless otherwise disclosed, the information presented herein reflects the financial condition and results of operations of the Parent Company and its subsidiaries on a consolidated basis, and as used herein the term " Company" refers to the Parent Company and its subsidiaries collectively.

Financial Condition

             For the six-month period ended June 30, 2002, total assets of the Company increased $1.0 million from $806.7 million at December 31, 2001 to $807.7 million at June 30, 2002. This increase in total assets was primarily attributable to a $33.1 million, or 6.4%, increase in total loans, which increased from $519.8 million at December 31, 2001 to $552.9 million at June 30, 2002, and was partially offset by the $22.7 million, or 10.8%, decrease in total securities, which decreased from $209.6 million at December 31, 2001 to $186.9 million at June 30, 2002. The increase in total loans was attributable to the growth in the commercial portfolio, which increased $67.3 million and was partially offset by the decrease in the residential mortgage loan and consumer loan portfolios of $25.7 million and $8.5 million, respectively. The net increase in the commercial loan portfolio resulted primarily from the Company's purchase of seasoned commercial mortgage loan offerings from two separate sellers that aggregated $45.0 million and $13.9 million, respectively. Funding for the purchases was provided principally by the net decrease in the Company's securities portfolio that resulted primarily from investment security sales, maturities and amortization, as well as by the decreases cited previously in the residential mortgage loan and consumer loan portfolios. Additionally, the Federal Home Loan Bank of New York (" FHLBNY") repurchased $3.7 million, net, of its capital stock from the Company which reduced the Company's investment in FHLBNY capital stock from $16.9 million at December 31, 2001 to $13.2 million at June 30, 2002.

             Deposits increased $23.8 million, or 5.6%, from $422.2 million at December 31, 2001 to $446.0 million at June 30, 2002. This increase was primarily attributable to an increase in savings accounts of $22.6 million, an increase of $8.8 million in NOW and money market accounts and an increase of $3.7 million in non-interest-bearing checking accounts, which were partially offset by the decrease in certificates of deposit accounts of $11.3 million.

             Borrowed funds, comprised primarily of advances from the FHLBNY, decreased $30.8 million, to $260.0 million at June 30, 2002 from $290.8 million at December 31, 2001.

             Total stockholders' equity increased by $7.3 million, or 9.9%, from $74.0 million at December 31, 2001 to $81.3 million at June 30, 2002. The increase was primarily attributable to net income of $5.0 million for the six months ended June 30, 2002 and the $2.0 million increase in unrealized appreciation of securities available for sale. The increase in total stockholders' equity was partially offset by the open market purchases of 10,500 shares of the Company's outstanding common stock during the first half of 2002 at a total cost of $240,000. The increase in stockholders' equity was also partially offset by the payment of a quarterly cash dividend to shareholders amounting to $498,000, which dividend was declared on March 20, 2002 and paid on April 18, 2002. The Company declared a cash dividend on July 17, 2002 on its common stock, which will be payable on August 9, 2002 to shareholders of record on July 26, 2002.

Analysis of Net Interest Income

             Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

             Average Balance Sheets. The following table sets forth certain information regarding the Company's average statements of financial condition and its statements of income for the three and six months ended June 30, 2002 and 2001, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs were derived by dividing interest income or expense by the average balance of assets or liabilities, respectively, for the periods shown. The yields include deferred fees and discounts, which are considered yield adjustments. Average balances were computed based on month-end balances. Management believes the use of average monthly balances instead of average daily balances does not have a material effect on the information presented.

	Three Months Ended June 30,
	2002			2001
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets:	(Dollars in thousands)
Interest-earning assets:
Mortgage loans, net	$342,164	$ 6,037	7.06%	$342,448	$ 6,478	7.57%
Consumer and commercial loans, net	166,667	3,094	7.43	132,775	2,774	8.36
Mortgage-backed securities	99,974	1,632	6.53	88,223	1,468	6.66
Federal funds sold	-	-	-	4,925	49	3.98
Interest earning accounts at banks	18,373	72	1.57	804	6	2.99
Investment securities	113,604	1,645	5.79	127,903	2,060	6.44
Total interest-earning assets	740,782	12,480	6.74	697,078	12,835	7.37
Non-interest earning assets	40,182			41,360
Total assets	$780,964			$738,438

Liabilities and retained earnings:
Interest-bearing liabilities:
Passbook accounts	$150,059	913	2.43%	$112,183	861	3.07%
Escrow deposits	4,600	23	2.00	1,400	7	2.00
NOW accounts	42,382	129	1.22	35,401	155	1.73
Money market accounts	77,181	379	1.96	68,882	617	3.58
Certificate accounts	111,484	873	3.13	127,024	1,729	5.45
Total deposits	385,706	2,317	2.40	344,890	3,369	3.91
Borrowed funds	249,406	3,210	5.15	264,348	3,657	5.54
Total interest-bearing liabilities	635,112	5,527	3.48	609,238	7,026	4.61
Non-interest bearing liabilities	67,092			55,814
Total liabilities	702,205			665,052
Retained earnings	78,759			73,386
Total liabilities and retained earnings	$780,964			$738,438
Net interest income/interest rate spread		$ 6,953	3.26%		$ 5,809	2.76%
Net interest-earning assets/net interest margin	$105,670		3.75%	$87,840		3.33%

Ratio of interest-earning assets to interest-bearing liabilities			116.64%			114.42%

	Six Months Ended June 30,
	2002			2001
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets:	(Dollars in thousands)
Interest-earning assets:
Mortgage loans, net	$349,538	$12,361	7.07%	$338,613	$12,811	7.57%
Consumer and commercial loans, net	165,724	6,112	7.38	119,691	5,101	8.52
Mortgage-backed securities	97,708	2,588	5.30	76,765	2,588	6.74
Federal funds sold	2,557	20	1.56	2,486	49	3.94
Interest earning accounts at banks	11,870	79	1.33	956	21	4.39
Investment securities	119,116	4,115	6.91	112,009	3,819	6.82
Total interest-earning assets	746,513	25,275	6.77	650,520	24,389	7.50
Non-interest earning assets	40,652			42,919
Total assets	$787,165			$693,439

Liabilities and retained earnings:
Interest-bearing liabilities:
Passbook accounts	$144,909	1,766	2.44%	$102,273	1,498	2.93
Escrow deposits	3,700	37	2.00	2,500	25	2.00
NOW accounts	40,819	254	1.24	33,242	313	1.88
Money market accounts	77,679	756	1.95	67,873	1,361	4.01
Certificate accounts	112,564	1,860	3.30	124,201	3,456	5.57
Total deposits	379,671	4,673	2.46	330,089	6,653	4.03
Borrowed funds	263,852	6,547	4.96	238,259	6,792	5.70
Total interest-bearing liabilities	643,523	11,220	3.49	568,348	13,445	4.73
Non-interest bearing liabilities	66,358			51,581
Total liabilities	709,881			619,929
Retained earnings	77,284			73,510
Total liabilities and retained earnings	$787,165			$693,439
Net interest income/interest rate spread		$14,055	3.28%		$10,944	2.77%
Net interest-earning assets/net interest margin	$102,990		3.77%	$ 82,172		3.36%

Ratio of interest-earning assets to interest-bearing liabilities			116.00%			114.46%

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

	Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001			Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001
	Increase (Decrease) in Net Interest Income Due to			Increase (Decrease) in Net Interest Income Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)			(In thousands)
Interest-earning assets:
Mortgage loans, net	$ (5)	$ (436)	$ (441)	$ 413	$ (863)	$ (450)
Consumer and commercial loans, net	708	(388)	320	1,962	(951)	1,011
Mortgage-backed securities	196	(32)	164	706	(706)	-
Federal funds sold	(49)	-	(49)	1	(30)	(29)
Interest earning accounts at banks	131	(65)	66	240	(182)	58
Investment securities	(230)	(185)	(415)	242	54	296
Total	751	(1,106)	(355)	3,564	(2,678)	886

Interest-bearing liabilities:
Passbook accounts	291	(239)	52	624	(356)	268
Escrow accounts	16	-	16	12	-	12
NOW accounts	30	(54)	(24)	71	(130)	(59)
Money market accounts	74	(312)	(238)	197	(802)	(605)
Certificates of deposit	(212)	(645)	(857)	(324)	(1,272)	(1,596)
Borrowed funds	(207)	(241)	(448)	730	(975)	(245)
Total	(8)	(1,491)	(1,499)	1,310	(3,535)	(2,225)

Net change in net interest income	$ 759	$ 385	$ 1,144	$2,254	$ 857	$ 3,111

Comparison of Operating Results for the Three Months Ended June 30, 2002 and 2001

             General. For the three months ended June 30, 2002, the Company recognized net income of $2.5 million, or $0.53 per diluted share, as compared to net income of $1.2 million, or $0.25 per diluted share, for the three months ended June 30, 2001, which represents a $1.3 million, or 110.9%, increase. Net interest income and non-interest income increased $1.1 million and $993,000, or 19.7% and 65.4%, respectively, for the three months ended June 30, 2002, and non-interest expense decreased $336,000, or 6.4% during the same period. For the second quarter ended June 30, 2002, annualized return on average assets ("ROAA") and annualized return on average equity ("ROAE") were 1.29% and 12.81%, respectively. The ROAA and ROAE for the corresponding quarter of 2001 were 0.65% and 6.52%, respectively.

             Interest Income. Interest income amounted to $12.5 million for the three months ended June 30, 2002, as compared to $12.8 million for the three months ended June 30, 2001. This decrease of $355,000, or 2.8%, was primarily the result of the $441,000 decrease in interest earned on the Company's residential mortgage loan portfolio and the $415,000 decrease in interest and dividends earned on investment securities. These decreases were partially offset by the $320,000 and $164,000 increase in interest earned on consumer and other loans and the mortgage- backed securities portfolio, respectively, as compared to the respective amounts earned over the three-month period ended June 30, 2001.

             The decrease in interest earned on the Company's mortgage loan portfolio resulted primarily from the decrease in the average yield of the portfolio to 7.06% for the three months ended June 30, 2002 from 7.57% for the three months ended June 30, 2001. The increase in interest income on consumer and other loans was primarily the result of the increase in average balances of $33.9 million, or 25.5%, and was partially offset by a decrease in the average yield of such portfolio to 7.43% from 8.36%.

             Interest and dividends earned on securities declined slightly from $3.5 million to $3.3 million mainly due to the decrease in the average balances of investment securities and mortgage-backed securities, which aggregated $213.6 million for the three months ended June 30, 2002, as compared to $216.1 million for the three months ended June 30, 2001. The average yield on investment securities and mortgage-backed securities decreased to 5.79% and 6.53%, respectively, for the three months ended June 30, 2002 from 6.44% and 6.66%, respectively, for the comparable period in 2001.

             Interest Expense. Total interest expense for the three-month period ended June 30, 2002 decreased from $7.0 million to $5.5 million , a decrease of $1.5 million, or 21.3%, as compared to the same three-month period one year earlier. A $25.9 million increase in average interest bearing liabilities was offset by a 113 basis point decrease in the cost of funds to 3.48%. The cost of funds was influenced by a decline in rates as well as a change in the mix of deposits. Average time deposits decreased $15.5 million, or 13.9%, for the three-month period ended June 30, 2002 while lower yielding savings and interest bearing demand accounts increased $53.2 million, or 24.6% during the same period. Also contributing to this decline was the decrease in average borrowed funds of $14.9 million, or 5.7%, coupled with the decrease in the average cost of borrowed funds to 5.15% as of June 30, 2002 from 5.54% at June 30, 2001.

             Net Interest Income. Net interest income for the three months ended June 30, 2002 increased $1.1 million, or 19.7%, to $6.9 million compared to the three months ended June 30, 2001, primarily as a result of the decline in the cost of interest bearing liabilities resulting from a decrease in rates paid on deposits and a more favorable mix of deposits. This increase was partially offset by the decrease in the average yield of interest-earning assets and the increase in the average balances of the Company's interest-bearing deposits. Interest rate spread increased to 3.26% from 2.76%, and the net interest margin was 3.75% and 3.33%, respectively, for the three-month periods ended June 30, 2002 and 2001.

             Provision for Loan Losses. The provision for loan losses for the three months ended June 30, 2002 and 2001 was $225,000 and $245,000, respectively. This provision is a result of management's assessment of the loan portfolio, the level of the Company's allowance for loan losses and its assessment of the local economy and market conditions, coupled with the growth in the loan portfolio, particularly in commercial loans.

             Non-Interest Income. Non-interest income, net, for the three months ended June 30, 2002 totaled $2.5 million, as compared to $1.5 million for the three months ended June 30, 2001. This increase was primarily due to the $893,000 increase in other income, the $82,000 increase in service and fee income. The increase in other income was attributable to a one-time $817,000 gain recognized on the curtailment of the Company's defined benefit pension plan. The increase in service and fee income can be attributed to the deposit and commercial loan growth, an increase in the amount of income generated from the sales of mutual funds and tax-deferred annuities and fees associated with the Company's debit card. Partially offsetting these increases was the $14,000 decrease in the gain on securities transaction.

             Non-Interest Expense. Non-interest expense decreased by $336,000 for the three-month period ended June 30, 2002 as compared to June 30, 2001. Other expenses and professional fees decreased $246,000 and $119,000, respectively, for the three months ended June 30, 2002 as compared to June 30, 2001. The decrease in other expenses resulted from increased expenses incurred in 2001 related to the Company's exiting the residential mortgage loan service business, as well as, costs incurred with the integration of Hardenburgh and the Carmel, New York branch with the Company. The decrease in professional fees was attributable to higher legal and consulting services incurred in 2001 to complete the acquisition of Hardenburgh and the Carmel, New York branch office, as well as costs incurred for the formation of the Warwick Commercial Bank. Salaries and employee benefits expense remained at the same level for the three months ended June 30, 2002 as compared to the comparable period in 2001. However, the quarter ending June 30, 2002 included non-recurring expenses associated with the previously mentioned curtailment of the Company's defined benefit pension plan in the amount of $197,000. Data processing expense increased $37,000, or 13.9% for the three months ended June 30, 2002 as compared to June 30, 2001.

             Provision for Income Taxes. The $1.2 million increase in the provision for income taxes to $1.8 million for the three-month period ended June 30, 2002, as compared to the three-month period ended June 30, 2001, was primarily attributable to the 136.4% increase in pre-tax income.

Comparison of Operating Results for the Six Months Ended June 30, 2002 and 2001

             General. For the six months ended June 30, 2002, the Company recognized net income of $5.0 million, or $1.05 per diluted share, as compared to net income of $2.3 million, or $0.48 per diluted share, for the six months ended June 30, 2001. The increase was primarily attributable to the decrease in interest expense coupled with increased interest income generated from the continued growth in the Company's loan and securities portfolios. Net interest income and non-interest income increased $3.1 million and $1.3 million, or 28.4% and 48.0%, respectively, for the six months ended June 30, 2002, while non-interest expense decreased $382,000, or 3.9%. For the six months ended June 30, 2002, the annualized ROAA and ROAE were 1.26% and 12.87%, respectively. The ROAA and ROAE for the corresponding period in 2001 were 0.66% and 6.21%, respectively.

             Interest Income. Interest income amounted to $25.3 million for the six months ended June 30, 2002, as compared to $24.4 million for the six months ended June 30, 2001. This increase of $886,000, or 3.6%, was primarily the result of the $1.0 million increase in interest earned on other loans and the $296,000 increase in interest and dividends on securities, as compared to the respective amounts earned over the six-month period ended June 30, 2001. Partially offsetting these increases was the decrease of $450,000 in interest earned on the Company's mortgage loan portfolio.

             The increase in interest earned on the Company's consumer and other loan portfolio resulted primarily from the increase in the average balances of those loans at June 30, 2002 to $165.7 million for the six months ended June 30, 2002, as compared to $119.7 million for the six months ended June 30, 2001. The average yield of the portfolio declined to 7.38% for the six months ended June 30, 2002 from 8.52% for the six months ended June 30, 2001. The decrease in interest income on the Company's mortgage loan portfolio was attributable to the decrease in the average yield to 7.07% for the six months ended June 30, 2002 from 7.57% for the comparable period in 2001. This decrease was only partially offset by the increase in the average balances of mortgage loans at June 30, 2002 to $349.5 million for the six months ended June 30, 2002, as compared to $338.6 million for the six months ended June 30, 2001.

             The increase in interest and dividends earned on securities resulted mainly from the increase in the average aggregate balances of investment securities and mortgage-backed securities, to $216.8 million for the six months ended June 30, 2002 as compared to $188.8 million for the six months ended June 30, 2001 partially offset by the decrease in the average yield on mortgage-backed securities to 5.30% for the six months ended June 30, 2001 as compared to 6.74%, respectively, for the six months ended June 30, 2001. The increase in the average balances was due primarily to excess liquid funds being invested in the available for sale portfolio.

             Interest Expense. Interest expense over the six-month period ended June 30, 2002 on total interest-bearing deposits and borrowed funds decreased by $2.2 million when compared to the same six-month period one year earlier, primarily as a result of the decrease in the average cost and average balance of certificate accounts as well as the decrease in the average cost of money market accounts which decreased to 1.95% at June 30, 2002 from 4.01% for the comparable period in 2001. The cost of funds was influenced by a decline in rates as well as a change in the mix of deposits. Over the same periods, the average balances of total interest-bearing liabilities increased by $75.2 million, or 13.2%, from $568.3 million to $643.5 million. Partially offsetting these increases was the decrease in the average cost of interest-bearing liabilities to 3.49% for the six month period ended June 30, 2002 from 4.73% at June 30, 2001.

             Net Interest Income. Net interest income for the six months ended June 30, 2002 increased $3.1 million, or 28.4%, to $14.1 million compared to the six months ended June 30, 2001, primarily as a result of the increase in the average balances of the Company's loan and securities portfolio. This increase was partially offset by the increase in the average balances of the Company's interest-bearing liabilities. Interest rate spread increased to 3.28% from 2.77%, and the net interest margin increased to 3.77% from 3.36%, respectively, for the six-month period ended June 30, 2002 compared to the six-month period ended June 30, 2001.

             Provision for Loan Losses. The provision for loan losses for the six months ended June 30, 2002 and 2001 was $455 thousand and $480 thousand, respectively. This provision is a result of management's assessment of the loan portfolio, the level of the Company's allowance for loan losses and its assessment of the local economy and market conditions.

             Non-Interest Income. Non-interest income, net, for the six months ended June 30, 2002 and June 30, 2001 totaled $4.1 million and $2.8 million, respectively. Other income, service and fee income and gain on sale of securities transaction increased $867,000, $386,000 and $228,000, respectively, for the six months ended June 30, 2002, as compared to the comparable period in 2001. The increase in other income was primarily the result of the $816,000 gain on the curtailment of the Company's pension plan. The increase in service and fee income resulted primarily from deposit and loan growth and fee income and fee income associated Company's debit and ATM cards. Partially offsetting these increases was the $110,000 decrease in the gain on sale of mortgage servicing rights and the $38,000 decrease in the net gain on sale of loans.

             Non-Interest Expense. Non-interest expense decreased by $382,000 million for the six-month period ended June 30, 2002 as compared to June 30, 2001. Other expenses and occupancy expense decreased by $602,000 and $21,000, respectively, for the six months ended June 30, 2002. The decrease in other expenses resulted from increased expenses incurred in 2001 related to the Company's exiting the residential mortgage loan service business as well as costs incurred with the integration of Hardenburgh and the Carmel, New York branch with the Company. Salaries and employee benefits expense increased by $151,000 for the six months ended June 30, 2002. This is primarily the result of the non-recurring increased expense related to the curtailment of the Company's pension plan, increases in ESOP compensation and increases in medical benefits that were only partially offset by a decrease in salary expense. Data processing expense and advertising expense increased $59,000 and $18,000, respectively, for the six months ended June 30, 2002.

             Provision for Income Taxes. The increase of $2.2 million in the provision for income taxes for the six-month period ended June 30, 2002, as compared to the same period ended June 30, 2001, was primarily attributable to the increase of 139.3% in pre-tax income.

Liquidity and Capital Resources

             Liquidity is managed using a combination of customer deposits, cash and short-term interest-earning assets, mortgage loans held for sale, investment securities held as available for sale and borrowings from the FHLBNY. At June 30, 2002, management had utilized $2.5 million in repurchase agreements and $260.0 million in FHLBNY advances to supplement its deposit flows and liquidity needs.

             At June 30, 2002, the Company's total approved loan origination commitments outstanding totaled $46.4 million. Certificates of deposit scheduled to mature in one year or less at June 30, 2002 totaled $94.5 million. Based on historical experience, management believes that a significant portion of such deposits will remain with the Company.

             At June 30, 2002, the Company had cash and due from banks of $23.6 million and securities available for sale of $184.6 million. Management believes these amounts, together with the Company's borrowing capabilities, to be more than adequate to meet its short-term cash needs.

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

             At June 30, 2002, the Parent Company exceeded the minimum regulatory capital guidelines imposed by the Federal Reserve Board, which are substantially similar to the requirements of the FDIC, with a Tier 1 capital level of $77.4 million, or 9.95% of average assets, which is well above the required level of $31.1 million, or 4% of average assets. The Parent Company's ratio of Tier 1 capital to risk-weighted assets of 15.79% at June 30, 2002 is also well above the required level of 4%. The Parent Company's ratio of total capital to risk-weighted assets is 16.68%, which is well above the required level of 8%. In addition, Warwick Savings', Warwick Commercial and Towne Center's capital ratios qualify each of them to be treated as "well capitalized" for regulatory purposes. The following table shows Warwick Savings' regulatory capital positions and ratios at June 30, 2002.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Percent	Amount	Percent	Amount	Percent
Total Capital (to risk-weighted assets)	$66,809	14.50%	$36,848	8.00%	$46,059	10.00%
Tier 1 Capital (to risk-weighted assets)	62,815	13.64	18,424	4.00	27,636	6.00
Tier 1 Capital (to average assets)	62,815	8.35	30,084	4.00	37,605	5.00

The following table shows the Warwick Commercial's regulatory capital positions and ratios as of June 30, 2002.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
Total Capital (to risk-weighted assets)	$3,046	104.35%	$ 234	8.00%	$292	10.00%
Tier 1 Capital (to risk-weighted assets)	3,046	104.35	117	4.00	175	6.00
Tier 1 Capital (to average assets)	3,046	23.28	523	4.00	654	5.00

The following table shows the Towne Center's regulatory capital positions and ratios as of June 30, 2002.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
Total Capital (to risk-weighted assets)	$8,996	26.08%	$2,760	8.00%	$3,450	10.00%
Tier 1 Capital (to risk-weighted assets)	8,573	24.85	1,380	4.00	2,070	6.00
Tier 1 Capital (to average assets)	8,573	19.58	1,751	4.00	2,189	5.00

Item 3. Quantitative And Qualitative Disclosures About Market Risk

             Quantitative and qualitative disclosure about market risk is presented at December 31, 2001 in the Company's Annual Report on Form 10-K, which was filed with the Commission on March 15, 2002. There have been no material changes in the Company's market risk at June 30, 2002 as compared to December 31, 2001.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Not applicable.

Item 2.	Changes in Securities

Not applicable.

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Information relating to the Company's annual meeting of Shareholders held on April 16, 2002 was reported in the Registrant's Form 10-Q for the quarter ended March 31, 2002.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

See Index to Exhibits

(b) Reports on Form 8-K

Form 8-K, dated May 30, 2002, announcing the dismissal of Arthur Andersen LLP as the Company's independent accountants.

Form 8-K/A, dated June 3, 2002, engaging the firm of KPMG LLP as independent certified public accountants for the fiscal year ending December 31, 2002.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Warwick Community Bancorp, Inc.
(Registrant)

Date: August 12, 2002	By: /S/ FRED G. KOWAL Fred G. Kowal Chairman and Chief Executive Officer (Duly Authorized Officer)

Date: August 12, 2002	By: /S/ ARTHUR W. BUDICH
Arthur W. Budich Senior Vice President and Chief Financial Officer (Principal Financial Officer)

CERTIFICATION

             Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned hereby certifies that the accompanying report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of Warwick Community Bancorp, Inc.

Date: August 12, 2002	/S/ FRED G. KOWAL
Fred G. Kowal Chairman and Chief Executive Officer

Date: August 12, 2002	/S/ ARTHUR W. BUDICH
Arthur W. Budich Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Document

3.1	Certificate of Incorporation of Warwick Community Bancorp, Inc. as currently in effect (1)

3.2	Bylaws of Warwick Community Bancorp, Inc., as amended and currently in effect (9)

4.1	Certificate of Incorporation of Warwick Community Bancorp, Inc. (See Exhibit 3.2)

4.2	Bylaws of Warwick Community Bancorp, Inc., as amended (See Exhibit 3.2)

4.3	Form of Stock Certificate of Warwick Community Bancorp, Inc (1)

4.4	Rights Agreement between Warwick Community Bancorp, Inc. and Registrar and Transfer Company, dated as of October 17, 2000 (6)

4.5	Form of Right Certificate (7)

4.6	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of Warwick Community Bancorp, Inc. (7)

10.1	Employment Agreement by and between Warwick Community Bancorp, Inc. and Fred G. Kowal (8)

10.2	Employment Agreement by and between Warwick Community Bancorp, Inc. and Ronald J. Gentile (2)

10.3	First Amendment to Employment Agreement by and between Warwick Community Bancorp, Inc. and Ronald J. Gentile (4)

10.4	Employment Agreement by and between Warwick Community Bancorp, Inc. and Arthur W. Budich (2)

10.5	First Amendment to Employment Agreement by and between Warwick Community Bancorp, Inc. and Arthur W. Budich (4)

10.6	Employment Agreement by and between Warwick Community Bancorp, Inc. and Nancy L. Sobotor-Littell (2)

10.7	First Amendment to Employment Agreement by and between Warwick Community Bancorp, Inc. and Nancy L. Sobotor-Littell (4)

10.8	Employment Retention Agreement by and between The Warwick Savings Bank and Donna M. Lyons (2)

10.9	Employment Retention Agreement by and between The Warwick Savings Bank and Barbara A. Rudy (2)

10.10	Recognition and Retention Plan of Warwick Community Bancorp, Inc. (3)

10.11	First Amendment to the Recognition and Retention Plan of Warwick Community Bancorp, Inc. (5)

10.12	Second Amendment to the Recognition and Retention Plan of Warwick Community Bancorp, Inc. (8)

10.13	Trust Agreement between Warwick Community Bancorp, Inc. and Orange County Trust Company for the Recognition and Retention Plan of Warwick Community Bancorp, Inc.(2)

10.14	Stock Option Plan of Warwick Community Bancorp, Inc. (3)

10.15	First Amendment to the Stock Option Plan of Warwick Community Bancorp, Inc. (5)

10.16	Form of Amended Stock Option Agreement for Directors under the Stock Option Plan of Warwick Community Bancorp, Inc. (9)

10.17	Form of Amended Stock Option Agreement for Employees under the Stock Option Plan of Warwick Community Bancorp, Inc. (9)

10.18	Benefit Restoration Plan of Warwick Community Bancorp, Inc. (1)

10.19	Grantor Trust Agreement by and between The Warwick Savings Bank and HSBC Bank USA for the Benefit Restoration Plan of The Warwick Savings Bank (2)

10.20	The Warwick Savings Bank Outside Directors' Stock Plan (8)

10.21	Change in Control Severance Plan of Warwick Community Bancorp, Inc. and Affiliates (9)

10.22	Voluntary Retainer Stock and Deferred Compensation Plan for Directors (10)

11.1	Statement re: Computation of per share earnings (See the Statement of Income and Note 2 to the Notes to Unaudited Consolidated Financial Statements in this report on Form 10-Q)

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

CERTIFICATION OF PERIODIC REPORT

I, Fred G. Kowal, CEO of Warwick Community Bancorp, Inc. and I, Arthur W. Budich, CFO of Warwick Community Bancorp, Inc.(the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1)	the Quarterly Report on Form 10-Q of the Company for the quarterly period ended June 30, 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C.78m or 78o(d); and

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:     August 8, 2002

_________________________
Fred G. Kowal CEO

_________________________
Arthur W. Budich CFO