Form 10-Q/A
period 2002-06-30
WARWICK COMMUNITY BANCORP INC
filed 2002-08-14
CIK 1046209

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

FORM 10-Q/A
Warwick Community Bancorp, Inc.

Explanatory Note

             This amendment is being filed to delete the duplicate form of the officers' certification that was inadvertently included in the Company's Form 10-Q for the quarter ended June 30, 2002 filed with the SEC on August 13, 2002.

Statements contained in this Form 10-Q/A which are not historical facts are forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those projected. Such risks and uncertainties include, but are not limited to, general economic conditions; changes in interest rates, deposit flows, loan demand, real estate values and competition; changes in accounting principles, policies or guidelines; changes in legislation or regulation; other economic, competitive, governmental, regulatory or technological factors affecting the Company's operations, pricing, products and services; and other risks detailed in documents filed by the Company with the Securities and Exchange Commission from time to time. Forward-looking statements made by us are based on beliefs, plans, objectives, goals, expectations, anticipations, estimates and intention of management as of the date made and are not guarantees of future performance. We expressly disclaim any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise.

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

Warwick Community Bancorp, Inc.
(Registrant)

Date: August 14, 2002	By: /S/ FRED G. KOWAL Fred G. Kowal Chairman and Chief Executive Officer (Duly Authorized Officer)

Date: August 14, 2002	By: /S/ ARTHUR W. BUDICH
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

Date: August 14, 2002	/S/ FRED G. KOWAL
Fred G. Kowal Chairman and Chief Executive Officer

Date: August 14, 2002	/S/ ARTHUR W. BUDICH
Arthur W. Budich Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Document

3.1	Certificate of Incorporation of Warwick Community Bancorp, Inc. as currently in effect (1)

3.2	Bylaws of Warwick Community Bancorp, Inc., as amended and currently in effect (9)

4.1	Certificate of Incorporation of Warwick Community Bancorp, Inc. (See Exhibit 3.2)

4.2	Bylaws of Warwick Community Bancorp, Inc., as amended (See Exhibit 3.2)

4.3	Form of Stock Certificate of Warwick Community Bancorp, Inc (1)

4.4	Rights Agreement between Warwick Community Bancorp, Inc. and Registrar and Transfer Company, dated as of October 17, 2000 (6)

4.5	Form of Right Certificate (7)

4.6	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of Warwick Community Bancorp, Inc. (7)

10.1	Employment Agreement by and between Warwick Community Bancorp, Inc. and Fred G. Kowal (8)

10.2	Employment Agreement by and between Warwick Community Bancorp, Inc. and Ronald J. Gentile (2)

10.3	First Amendment to Employment Agreement by and between Warwick Community Bancorp, Inc. and Ronald J. Gentile (4)

10.4	Employment Agreement by and between Warwick Community Bancorp, Inc. and Arthur W. Budich (2)

10.5	First Amendment to Employment Agreement by and between Warwick Community Bancorp, Inc. and Arthur W. Budich (4)

10.6	Employment Agreement by and between Warwick Community Bancorp, Inc. and Nancy L. Sobotor-Littell (2)

10.7	First Amendment to Employment Agreement by and between Warwick Community Bancorp, Inc. and Nancy L. Sobotor-Littell (4)

10.8	Employment Retention Agreement by and between The Warwick Savings Bank and Donna M. Lyons (2)

10.9	Employment Retention Agreement by and between The Warwick Savings Bank and Barbara A. Rudy (2)

10.10	Recognition and Retention Plan of Warwick Community Bancorp, Inc. (3)

10.11	First Amendment to the Recognition and Retention Plan of Warwick Community Bancorp, Inc. (5)

10.12	Second Amendment to the Recognition and Retention Plan of Warwick Community Bancorp, Inc. (8)

10.13	Trust Agreement between Warwick Community Bancorp, Inc. and Orange County Trust Company for the Recognition and Retention Plan of Warwick Community Bancorp, Inc.(2)

10.14	Stock Option Plan of Warwick Community Bancorp, Inc. (3)

10.15	First Amendment to the Stock Option Plan of Warwick Community Bancorp, Inc. (5)

10.16	Form of Amended Stock Option Agreement for Directors under the Stock Option Plan of Warwick Community Bancorp, Inc. (9)

10.17	Form of Amended Stock Option Agreement for Employees under the Stock Option Plan of Warwick Community Bancorp, Inc. (9)

10.18	Benefit Restoration Plan of Warwick Community Bancorp, Inc. (1)

10.19	Grantor Trust Agreement by and between The Warwick Savings Bank and HSBC Bank USA for the Benefit Restoration Plan of The Warwick Savings Bank (2)

10.20	The Warwick Savings Bank Outside Directors' Stock Plan (8)

10.21	Change in Control Severance Plan of Warwick Community Bancorp, Inc. and Affiliates (9)

10.22	Voluntary Retainer Stock and Deferred Compensation Plan for Directors (10)

11.1	Statement re: Computation of per share earnings (See the Statement of Income and Note 2 to the Notes to Unaudited Consolidated Financial Statements in this report on Form 10-Q/A)

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