Form 10-Q
period 2002-09-30
WARWICK COMMUNITY BANCORP INC
filed 2002-11-14
CIK 1046209

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________________ to ________________________
Commission File Number: 0-23293

Warwick Community Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)		06-1497903 (I.R.S. Employer Identification No.)
	18 Oakland Avenue, Warwick, New York (Address of principal executive offices)	10990-0591 (Zip code)
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

                                                Yes   X                                       No

            As of November 14, 2002, there were 4,908,707 shares of the registrant's common stock outstanding.

NEXT PAGE

FORM 10-Q
Warwick Community Bancorp, Inc.
INDEX

PART I -- FINANCIAL INFORMATION		Page Number
Item 1.	Financial Statements
	Consolidated Statements of Financial Condition at September 30, 2002(Unaudited) and December 31, 2001	4
	Consolidated Statements of Income (Unaudited)for the three and nine months ended September 30, 2002 and 2001	5
	Consolidated Statements of Changes in Equity(Unaudited) for the nine months ended September 30, 2002 and 2001	6
	Consolidated Statements of Cash Flows(Unaudited)for the nine months ended September 30, 2002 and 2001	7
	Notes to Unaudited Consolidated Financial Statements	8-11
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11-21
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21
Item 4.	Controls and Procedures	22
PART II -- OTHER INFORMATION
Item 1.	Legal Proceedings	22
Item 2.	Changes in Securities	22
Item 3.	Defaults Upon Senior Securities	22
Item 4.	Submission of Matters to a Vote of Security Holders	22
Item 5.	Other Information	22
Item 6.	Exhibits and Reports on Form 8-K	22
Signature Page		23
Certifications		24-25

NEXT PAGE

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

NEXT PAGE

PART I  ---  FINANCIAL INFORMATION

Item 1.  Financial Statements  ---  Unaudited

WARWICK COMMUNITY BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	September 30, 2002 (Unaudited)	December 31, 2001
ASSETS	(Dollars in thousands)
Cash on hand and in banks	$ 20,862	$ 20,766
Federal funds sold	--	5,000
Securities:
Available-for-sale, at fair value	171,866	206,253
Held-to-maturity, at amortized cost (fair value of $2,371 at September 30, 2002 and $3,336 at December 31, 2001)	2,371	3,319
Total securities	174,237	209,572
Residential mortgage loans	311,523	361,181
Commercial loans	184,503	115,376
Consumer loans	30,859	43,265
Total loans	526,885	519,822
Allowance for loan losses	(4,622)	(3,650)
Total loans, net	522,263	516,172
Accrued interest receivable	3,593	3,680
Federal Home Loan Bank stock	12,475	16,935
Bank premises & equipment, net	9,490	9,925
Other real estate owned, net	1,146	1,149
Bank owned life insurance	11,877	11,339
Goodwill and other intangible assets	2,661	2,816
Other assets	8,383	9,348
Total assets	$ 766,987	$ 806,702
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
NOW and money market	$ 117,330	$ 114,339
Savings	158,305	133,655
Certificates of deposit	112,381	122,883
Non-interest-bearing checking	54,961	51,369
Total deposits	442,977	422,246
Mortgage escrow funds	2,437	3,676
Accrued interest payable	1,627	2,148
Securities sold under agreements to repurchase	--	2,500
Federal Home Loan Bank advances	223,995	290,785
Other liabilities	12,838	11,344
Total liabilities	683,874	732,699

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 5,000,000 authorized; none issued	--	--
Common stock, $.01 par value; 15,000,000 shares authorized; 6,632,814 and 6,628,148 shares issued as of September 30, 2002 and December 31, 2001, respectively; 4,943,707 and 4,991,976 shares outstanding as of September 30, 2002 and December 31, 2001, respectively	66	66
Additional paid-in capital	64,300	63,681
Retained earnings	46,318	39,739
Accumulated other comprehensive income(loss), net	1,437	(822)
Unallocated ESOP common stock	(4,279)	(4,900)
Unearned RRP common stock	(1,612)	(2,001)
	106,230	95,763
Treasury stock (1,689,107 and 1,636,172 shares at September 30, 2002 and December 31, 2001, respectively)	(23,117)	(21,760)
Total stockholders' equity	83,113	74,003
Total liabilities and stockholders' equity	$ 766,987	$ 806,702

See accompanying Notes to Unaudited Financial Statements.

NEXT PAGE

WARWICK COMMUNITY BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2002	2001	2002	2001
	(In thousands, except per share amounts)
Interest Income:
Interest on residential mortgage loans	$ 5,703	$ 6,877	$ 18,064	$ 19,688
Interest on other loans	4,108	3,137	10,220	8,238
Interest and dividends on securities	2,841	4,024	9,546	10,431
Interest on federal funds sold	--	44	20	93
Interest on short-term money market instruments	12	14	91	35
Total interest income	12,664	14,096	37,941	38,485

Interest Expense:
Time deposits	842	1,424	2,702	4,880
Money market deposits	355	583	1,111	1,944
Savings deposits	1,098	1,119	3,120	2,923
Mortgagors' escrow deposits	30	34	66	66
Borrowed funds	3,132	4,352	9,678	11,144
Total interest expense	5,457	7,512	16,677	20,957
Net interest income	7,207	6,584	21,264	17,528

Provision for Loan Losses	(533)	(254)	(988)	(734)
Net interest income after provision for loan losses	6,674	6,330	20,276	16,794

Non-Interest Income:
Service and fee income	1,462	1,326	3,894	3,384
Gain on securities transactions	104	13	345	27
Net gain on sale of loans	169	445	357	671
Gain on sale of mortgage servicing rights	--	--	--	110
Other income	196	158	1,428	525
Total non-interest income	1,931	1,942	6,024	4,717

Non-Interest Expense:
Salaries and employee benefits	2,448	3,603	7,866	8,870
FDIC insurance	20	18	60	53
Occupancy	528	544	1,608	1,644
Data processing	273	298	860	818
Advertising	82	31	175	106
Professional fees	216	254	840	902
Other	803	831	2,323	2,941
Total non-interest expense	4,370	5,579	13,732	15,334

Income before provision for income taxes	4,235	2,693	12,568	6,177
Provision for Income Taxes	1,633	995	4,993	2,194
Net income	$ 2,602	$ 1,698	$ 7,575	$ 3,983

Weighted Average:
Common shares	4,606	4,700	4,595	4,735
Dilutive stock options	204	52	178	52
	4,810	4,752	4,773	4,787
Earnings per Share:
Basic	$ 0.56	$ 0.36	$ 1.65	$ 0.84
Diluted	$ 0.54	$ 0.36	$ 1.59	$ 0.83

See accompanying Notes to Unaudited Financial Statements.

NEXT PAGE

WARWICK COMMUNITY BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)Income, net	Unallocated Common Stock Held by ESOP	Unearned Common Stock Held by RRP	Treasury Stock	Comprehensive Income
	(In thousands)

BALANCE, December 31,2000	$ 66	$ 63,039	$ 35,774	$ (2,508)	$ (5,720)	$ (2,371)	$ (15,699)
Net Income, January 1, 2001 - September 30, 2001	--	--	3,983	--	--	--	--	$ 3,983
Unrealized appreciation on securities available-for-sale, net	--	--	--	4,350	--	--	--	4,350
Comprehensive income	--	--	--	--	--	--		$ 8,333
Purchase of treasury stock	--	--	--	--	--	--	(5,931)
Allocation of ESOP stock	--	116	--	--	615	--	--
Cash dividends paid	--	--	(1,474)	--	--	--	--
Outside Director stock plan	--	(11)	--	--	--	--	--
Earned portion of RRP	--	47	--	--	--	270	--
BALANCE, September 30, 2001	$ 66	$ 63,191	$ 38,283	$ 1,842	$ (5,105)	$ (2,101)	$ (21,630)
BALANCE, December 31, 2001	$ 66	$ 63,681	$ 39,739	$ (822)	$ (4,900)	$ (2,001)	$ (21,760)
Net Income, January 1, 2002 - September 30, 2002	--	--	7,575	--	--	--	--	$ 7,575
Unrealized appreciation on securities available-for-sale, net	--	--	--	2,259	--	--	--	2,259
Comprehensive income	--	--	--	--	--	--	--	$ 9,834
Purchase of treasury stock	--	--	--	--	--	--	(1,357)
Allocation of ESOP stock	--	425	--	--	621	--	--
Cash dividends paid	--	--	(996)	--	--	--	--
Stock option plan	--	65	--	--	--	--	--
Earned portion of RRP	--	129	--	--	--	389	--
BALANCE, September 30, 2002	$ 66	$ 64,300	$ 46,318	$ 1,437	$ (4,279)	$ (1,612)	$ (23,117)

See accompanying Notes to Unaudited Financial Statements.

NEXT PAGE

WARWICK COMMUNITY BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2002	2001
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 7,575	$ 3,983
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	698	708
Amortization of goodwill	155	151
Net gain on sale of mortgage servicing rights	--	(110)
Accretion of discount on investment securities	(1,131)	(1,262)
Net decrease (increase) in accrued interest receivable	87	(617)
Net decrease (increase) in BOLI and other assets	430	(12,016)
Provision for loan losses	988	734
Net gain on curtailment of the defined benefit pension plan	(817)	--
Net gain on sale of loans	(357)	(671)
Net gain on sale of credit card portfolio	(68)	--
Net gain on sale of securities	(345)	(27)
Net (decrease) increase in accrued interest payable	(521)	1,018
Net increase in accrued expenses and other liabilities	1,494	7,123
Total reconciliation adjustments	613	(4,969)
Net cash provided by (used in) operating activities	8,188	(986)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and calls of securities	34,137	23,326
Purchases of securities	(66,231)	(112,487)
Proceeds from sale of securities available-for-sale	33,317	7,533
Principal repayments from mortgage-backed securities	39,018	15,796
Redemption (purchases)of Federal Home Loan Bank capital stock	4,460	(3,683)
Purchase of commercial loan portfolios	(58,910)	--
Net decrease (increase) in loans	52,428	(76,990)
Purchases of fixed assets, net	(235)	(2,919)
Net cash provided by (used in) investing activities	37,984	(149,424)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	20,731	58,866
Net decrease in escrow deposits	(1,239)	(318)
Net (decrease) increase in borrowed funds	(69,290)	115,511
Dividends on common stock	(996)	(1,474)
Purchase of treasury stock	(1,357)	(5,932)
Stock options exercised	65	--
ESOP allocation	621	731
Earned portion of RRP	389	317
Net cash (used in) provided by financing activities	(51,076)	167,701
(Decrease) increase in cash and cash equivalents	(4,904)	17,291
Cash and Cash Equivalents, beginning of year	25,766	15,236
Cash and Cash Equivalents, end of period	$20,862	$32,527
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for-
Interest on deposits and borrowed funds	$17,198	$19,939
Income taxes	4,979	2,318

See accompanying Notes to Unaudited Financial Statements.

NEXT PAGE

WARWICK COMMUNITY BANCORP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.         Basis of Presentation

            The accompanying unaudited consolidated financial statements include the accounts of Warwick Community Bancorp, Inc. ("Parent Company"), its savings bank subsidiary, The Warwick Savings Bank ("Warwick Savings"), its commercial bank subsidiary, The Towne Center Bank ("Towne Center") and its title business subsidiary, Hardenburgh Abstract Company of Orange County, Inc. ("Hardenburgh"). The consolidated financial statements of the Parent Company and its subsidiaries (collectively, the "Company") conform to generally accepted accounting principles and reporting practices followed by the banking industry. Warwick Commercial Bank ("Warwick Commercial") was formed in 2001, as a subsidiary of Warwick Savings, for the purpose of accepting government deposits and whose results are included in the consolidated financial statements of the Company.

            The unaudited consolidated financial statements included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results of operations that may be expected for the entire year ending December 31, 2002. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC").

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

NEXT PAGE

Calculation of Basic and Diluted Earnings Per share
(dollars in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2002	2001	2002	2001
Net income	$ 2,602	$ 1,698	$ 7,575	$ 3,983

Basic weighted-average common shares outstanding	4,606	4,700	4,595	4,735
Plus: Dilutive stock options and awards	204	52	178	52
Diluted weighted-average common shares outstanding	4,810	4,752	4,773	4,787

Net income per common share:
Basic	$ 0.56	$ 0.36	$ 1.65	$ 0.84
Diluted	$ 0.54	$ 0.36	$ 1.59	$ 0.83

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

The Company adopted provisions of SFAS 142 on January 1, 2002. At January 1, 2002, the Company had $885,600 in recorded goodwill and $1.8 million of other intangible assets, with amortization of $227,200 per year. The cessation of amortization of goodwill upon the adoption of SFAS 142 had no significant impact on reported operations for the third quarter of 2002 or year-to-date 2002 as compared to the same periods ended September 30, 2001. Excluding the $24,000 of goodwill amortization recorded in the quarter ended September 30, 2001, the basic and diluted earnings per share were $0.37 and $0.36, respectively. Year-to-date 2001basic and diluted earnings per share excluding $65,000 of year-to-date goodwill amortization were $0.85 and $0.85, respectively.

NEXT PAGE

5.         Loan Portfolio Composition

            The following table sets forth the composition of the Company's loan portfolio in dollar amounts and percentage of the portfolio at the dates indicated.

	At September 30, 2002		At December 31, 2001
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Residential mortgage loans:
Conventional one- to four-family loans	$ 280,228	53.19%	$ 302,132	58.12%
VA and FHA loans	54	0.01	70	0.01
Home equity loans	27,269	5.18	30,145	5.80
Residential construction loans, net	3,972	0.75	28,834	5.55
Total residential mortgage loans	311,523	59.13	361,181	69.48
Commercial real estate and business loans	184,503	35.02	115,376	22.20
Consumer loans:
Automobile	29,473	5.59	40,032	7.70
Other consumer loans	1,386	0.26	3,233	0.62
Total consumer loans	30,859	5.85	43,265	8.32
Total loans	526,885	100.00%	519,822	100.00%
Allowance for loan losses	(4,622)		(3,650)
Total loans, net	$ 522,263	$ 516,172

6.         Non-Performing Assets

            The following table sets forth information regarding non-accrual loans, other past due loans and other real estate owned at the dates indicated. The $574,000 increase in non-accrual mortgage loans delinquent more than 90 days from $886,000 at December 31, 2001 to $1.5 million at September 30, 2002 resulted primarily from a residential mortgage loan in the amount of $693,000 becoming more than 90 days past due. The loan-to-value ratio on this property is 50.0%.

	September 30, 2002	December 31, 2001
	(Dollars in thousands)
Non-accrual residential mortgage loans delinquent more than 90 days	$ 1,460	$ 886
Non-accrual other loans delinquent more than 90 days	683	508
Total non-accrual loans	2,143	1,394
Total 90 days or more delinquent and still accruing	229	183
Total non-performing loans	2,372	1,577
Total foreclosed real estate, net of related allowance for losses	1,146	1,151
Total non-performing assets	$ 3,518	$ 2,728
Non-performing loans to total loans	0.45%	0.30%
Total non-performing assets to total assets	0.46%	0.34%

NEXT PAGE

7.         Allowance for Loan Losses

            The following table sets forth the activity in the Company's allowance for loan losses at and for the periods indicated.

	Nine Months Ended September 30,		Year Ended December 31,
	2002	2001	2001
	(Dollars in thousands)
Allowance for loan losses:
Balance at beginning of period	$ 3,650	$ 2,722	$ 2,722
Charge-offs:
Commercial real estate and business loans	--	--	29
Consumer loans	37	55	75
Total charge-offs	37	55	104
Recoveries:
Consumer loans	21	46	53
Total recoveries	21	46	53
Provision for loan losses	988	734	979
Balance at end of Period	$ 4,622	$ 3,447	$ 3,650
Ratio of net charge-offs during the period to average loans outstanding	--	--	0.01%
Ratio of allowance for loan losses to total loans at end of period	0.88%	0.68%	0.71%
Ratio of allowance for loan losses to non- performing loans	194.85%	167.82%	231.39%

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

General

            Warwick Community Bancorp, Inc. (the "Parent Company") is a bank holding company incorporated in September 1997 under the laws of the State of Delaware and is registered under the Bank Holding Company Act of 1956, as amended ("BHCA"). The Parent Company elected to become a financial holding company under the BHCA in October 2000. The primary business of the Parent Company is the operation of its wholly owned subsidiaries, Warwick Savings, Towne Center and Hardenburgh, the Parent Company's recently acquired title insurance agency subsidiary. Presently, the only significant assets of the Parent Company are the capital stock of Warwick Savings, Towne Center and Hardenburgh, the note evidencing the loan the Parent Company made to the ESOP to allow the ESOP to purchase 8% of the Parent Company's common stock issued in the Parent Company's initial public offering, and the investments acquired with the net proceeds of the offering retained by the Parent Company. While the following discussion of financial condition and results of operations includes the collective results of the Parent Company and its subsidiaries, this discussion reflects primarily Warwick Savings' activities. Unless otherwise disclosed, the information presented herein reflects the financial condition and results of

NEXT PAGE

operations of the Parent Company and its subsidiaries on a consolidated basis, and as used herein the term "Company" refers to the Parent Company and its subsidiaries collectively.

Financial Condition

            For the nine-month period ended September 30, 2002, total assets of the Company decreased $39.7 million from $806.7 million at December 31, 2001 to $767.0 million at September 30, 2002. This decrease in total assets was primarily attributable to a $35.3 million, or 16.8%, decrease in total securities, which decreased from $209.6 million at December 31, 2001 to $174.3 million at September 30, 2002 and the $5.0 million decrease in Federal funds sold. Partially offsetting these decreases was the $7.1 million, or 1.4%, increase in total loans, which increased from $519.8 million at December 31, 2001 to $526.9 million at September 30, 2002. The decrease in the Company's securities portfolio resulted primarily from investment security calls, sales, maturities and amortizations due to the prevailing low interest rate environment that continued into the third quarter of 2002. The increase in total loans was attributable to the growth in the commercial loan portfolio, consisting primarily of commercial real estate loans, which increased $69.1 million and was partially offset by the decrease in the residential mortgage loan and consumer loan portfolios of $49.6 million and $12.4 million, respectively. The increase in the commercial loan portfolio resulted primarily from the Company's purchase of seasoned commercial real estate mortgage loans from two separate sellers that aggregated $45.0 million and $13.9 million, respectively. Funding for the purchases was provided principally by the decreases in the Company's securities portfolio as well as by the decreases cited previously in the residential mortgage loan and consumer loan portfolios as a result of the reasons cited above. Due to increased emphasis in commercial lending and the related increased credit risk generally inherent in commercial loans as compared to residential mortgage loans and consumer loans, and as result of management's assessment of the local economy and market conditions, the Company increased the allowance for loan losses to $4.6 million at September 30, 2002 from $3.6 million at December 31, 2001. Additionally, the Federal Home Loan Bank of New York (" FHLBNY") repurchased $4.4 million, net, of its capital stock from the Company which reduced the Company's investment in FHLBNY capital stock from $16.9 million at December 31, 2001 to $12.5 million at September 30, 2002.

            Deposits increased $20.7 million, or 4.9%, from $422.2 million at December 31, 2001 to $442.9 million at September 30, 2002. This increase was primarily attributable to an increase in savings accounts of $24.6 million, an increase of $3.6 million in non-interest-bearing checking accounts and an increase of $3.0 million in NOW and money market accounts, which were partially offset by the decrease in certificates of deposit accounts of $10.5 million.

            Borrowed funds, comprised primarily of advances from the FHLBNY, decreased $66.8 million, to $224.0 million at September 30, 2002 from $290.8 million at December 31, 2001. The decrease in borrowings was funded with proceeds received from our securities and loan portfolios as set forth above, as well as increased deposits.

            Total stockholders' equity increased by $9.1 million, or 12.3%, from $74.0 million at December 31, 2001 to $83.1 million at September 30, 2002. The increase was primarily attributable to net income of $7.6 million for the nine months ended September 30, 2002 and the $2.2 million increase in unrealized appreciation of securities available for sale. The increase in total stockholders' equity was partially offset by the open market purchases of 52,935 shares of the Company's outstanding common stock during the first nine months of 2002 at a total cost of $1.4 million. The increase in stockholders' equity was also partially offset by the payment of a quarterly cash dividends to stockholders amounting to $996,000, which dividends were declared on March 20, 2002 and July 17, 2002 and paid on April 18, 2002 and August 9, 2002. On October 23, 2002, the Company declared a dividend on its common stock of $.11 per share of common stock. The dividend will be payable on November 11, 2002 to stockholders of record on November 1, 2002.

NEXT PAGE

Analysis of Net Interest Income

            Net interest income represents the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

            Average Balance Sheets. The following table sets forth certain information regarding the Company's average statements of financial condition and its statements of income for the three and nine months ended September 30, 2002 and 2001, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs were derived by dividing interest income or expense by the average balance of assets or liabilities, respectively, for the periods shown. The yields include deferred fees and discounts, which are considered yield adjustments. Average balances were computed based on month-end balances. Management believes the use of average monthly balances instead of average daily balances does not have a material effect on the information presented.

NEXT PAGE

	Three Months Ended September 30,
	2002			2001
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets:	(Dollars in thousands)
Interest-earning assets:
Residential mortgage loans, net	$ 324,912	$ 5,703	7.02%	$362,428	$ 6,877	7.59%
Consumer and commercial loans, net	219,214	4,108	7.50	154,017	3,137	8.15
Mortgage-backed securities	81,542	1,211	5.94	111,065	1,813	6.53
Investment securities	118,401	1,630	5.51	138,918	2,211	6.37
Federal funds sold	--	--	--	5,000	44	3.52
Interest earning accounts at banks	2,926	12	1.64	1,385	14	4.04
Total interest-earning assets	746,995	12,664	6.78	772,813	14,096	7.30
Non-interest earning assets	42,096			49,242
Total assets	$ 789,091			$ 822,055
Liabilities and stockholders' equity:
Interest-bearing liabilities:
Passbook deposits	$ 159,500	971	2.44%	$ 126,063	974	3.09%
Mortgage escrow deposits	6,000	30	2.00	6,800	34	2.00
NOW deposits	41,462	127	1.23	36,270	145	1.60
Money market deposits	75,809	355	1.87	71,533	583	3.26
Time deposits	112,312	842	3.00	113,605	1,424	5.01
Total deposits	395,083	2,325	2.35	354,271	3,160	3.57
Borrowed funds	243,142	3,132	5.15	331,086	4,352	5.26
Total interest-bearing liabilities	638,225	5,457	3.42	685,357	7,512	4.38
Non-interest bearing liabilities	68,751			61,637
Total liabilities	706,976			746,994
Stockholders' equity	82,115			75,061
Total liabilities and stockholders' equity	$ 789,091			$ 822,055
Net interest income/interest rate spread		$ 7,207	3.36%		$ 6,584	2.91%
Net interest-earning assets/net interest margin	$ 108,770		3.86%	$ 87,456		3.41%
Ratio of interest-earning assets to interest-bearing liabilities			117.04%			112.76%

NEXT PAGE

	Nine Months Ended September 30,
	2002			2001
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets:	(Dollars in thousands)
Interest-earning assets:
Residential mortgage loans, net	$ 341,261	$ 18,064	7.06%	$346,647	$ 19,688	7.57%
Consumer and commercial loans, net	183,285	10,220	7.43	131,259	8,238	8.37
Mortgage-backed securities	89,076	4,101	6.14	88,322	4,401	6.64
Investment securities	121,255	5,445	5.99	121,079	6,030	6.64
Federal funds sold	1,450	20	1.84	3,333	93	3.72
Interest earning accounts at banks	7,153	91	1.70	1,100	35	4.24
Total interest-earning assets	743,480	37,941	6.80	691,740	38,485	7.42
Non-interest earning assets	45,712			45,186
Total assets	$ 789,192			$ 736,926
Liabilities and stockholders' equity:
Interest-bearing liabilities:
Passbook deposits	$ 150,232	2,738	2.43%	$ 113,291	2,472	2.91%
Mortgage escrow deposits	4,400	66	2.00	4,400	66	2.00
NOW deposits	40,103	382	1.27	33,805	451	1.78
Money market deposits	77,718	1,111	1.91	69,107	1,944	3.75
Time deposits	112,515	2,702	3.20	120,630	4,880	5.39
Total deposits	384,968	6,999	2.42	341,233	9,813	3.83
Borrowed funds	256,924	9,678	5.02	269,542	11,144	5.51
Total interest-bearing liabilities	641,892	16,677	3.46	610,775	20,957	4.57
Non-interest bearing liabilities	68,366			52,118
Total liabilities	710,258			662,893
Stockholders' equity	78,934			74,033
Total liabilities and stockholders' equity	$ 789,192			$ 736,926
Net interest income/interest rate spread		$ 21,264	3.34%		$ 17,528	2.85%
Net interest-earning assets/net interest margin	$ 101,588		3.81%	$ 80,965		3.38%
Ratio of interest-earning assets to interest-bearing liabilities			115.83%			113.26%

NEXT PAGE

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

	Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001			Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001
	Increase (Decrease) in Net Interest Income Due to			Increase (Decrease) in Net Interest Income Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)			(In thousands)
Interest-earning assets:
Residential mortgage loans, net	$ (712)	$ (462)	$ (1,174)	$ (306)	$(1,318)	$(1,624)
Consumer and commercial loans, net	1,328	(357)	971	3,265	(1,283)	1,982
Mortgage-backed securities	(482)	(120)	(602)	38	(338)	(300)
Investment securities	(328)	(253)	(581)	9	(594)	(585)
Federal funds sold	(44)	--	(44)	(53)	(20)	(73)
Interest earning accounts at banks	16	(18)	(2)	193	(137)	56
Total	(222)	(1,210)	(1,432)	3,146	(3,690)	(544)
Interest-bearing liabilities:
Passbook deposits	258	(261)	(3)	806	(540)	266
Mortgage escrow deposits	(4)	--	(4)	--	--	--
NOW deposits	21	(39)	(18)	84	(153)	(69)
Money market deposits	35	(263)	(228)	242	(1,075)	(833)
Time deposits	(16)	(566)	(582)	(328)	(1,850)	(2,178)
Borrowed funds	(1,156)	(64)	(1,220)	(522)	(944)	(1,466)
Total	(862)	(1,193)	(2,055)	282	(4,562)	(4,280)
Net change in net interest income	$ 640	$ (17)	$ 623	$2,864	$ 872	$3,736

Comparison of Operating Results for the Three Months Ended September 30, 2002 and 2001

            General. For the three months ended September 30, 2002, the Company recognized net income of $2.6 million, or $0.54 per diluted share, as compared to net income of $1.7 million, or $0.36 per diluted share, for the three months ended September 30, 2001, which represents a $904,000, or 53.3%, increase. Net interest income increased $623,000, or 9.5%, for the three months ended September 30, 2002, and non-interest expense decreased $1.2 million, or 21.7% during the same period. For the third quarter ended September 30, 2002, annualized return on average assets ("ROAA") and annualized return on average equity ("ROAE") were 1.32% and 12.67%, respectively. The ROAA and ROAE for the corresponding quarter of 2001 were 0.83% and 9.05%, respectively.

            Interest Income. Interest income amounted to $12.7 million for the three months ended September 30, 2002, as compared to $14.1 million for the three months ended September 30, 2001. This decrease of $1.4 million, or 9.9%, was primarily the result of the $1.2 million decrease in interest earned on the Company's residential mortgage loan portfolio and the $1.2 million decrease in interest and dividends earned on investment

NEXT PAGE

securities. These decreases were partially offset by the $971,000 increase in interest earned on consumer and commercial loans as compared to the respective amounts earned over the three-month period ended September 30, 2001.

            The decrease in interest earned on the Company's residential mortgage loan portfolio resulted primarily from the decrease in the average yield of the portfolio to 7.02% for the three months ended September 30, 2002 from 7.59% for the three months ended September 30, 2001 coupled with a $37.5 million decrease in the average balance of residential mortgage loans for the comparable period. The increase in interest income on consumer and commercial loans was primarily the result of the increase in average balances of $65.2 million, or 42.3%, and was only partially offset by a decrease in the average yield of such portfolio to 7.50% from 8.15%.

            Interest and dividends earned on securities declined from $4.0 million to $2.8 million mainly due to the decrease in the average balances of investment securities and mortgage-backed securities, which aggregated $199.9 million for the three months ended September 30, 2002, as compared to $250.0 million for the three months ended September 30, 2001. The average yield on investment securities and mortgage-backed securities decreased to 5.51% and 5.94%, respectively, for the three months ended September 30, 2002 from 6.37% and 6.53%, respectively, for the comparable period in 2001.

            Interest Expense. Total interest expense for the three-month period ended September 30, 2002 decreased from $7.5 million to $5.5 million , a decrease of $2.0 million, or 26.7%, as compared to the same three-month period one year earlier. A $47.1 million decrease in average interest bearing liabilities coupled with a 96 basis point decrease in the cost of funds to 3.42% accounted for the decrease in interest expense. The cost of funds was influenced by a decline in rates as well as a change in the mix of deposits. Average time deposits decreased $1.3 million, or 1.1%, for the three-month period ended September 30, 2002 while lower yielding savings and interest bearing demand accounts increased $42.9 million, or 18.3% during the same period. Also contributing to this decline was the decrease in average borrowed funds of $87.9 million, or 26.6%, coupled with the decrease in the average cost of borrowed funds to 5.15% as of September 30, 2002 from 5.26% at September 30, 2001.

            Net Interest Income. Net interest income for the three months ended September 30, 2002 increased $623,000, or 9.5%, to $7.2 million compared to the three months ended September 30, 2001, primarily as a result of the decline in the cost of interest bearing liabilities resulting from a decrease in rates paid on deposits and a more favorable mix of deposits as well as the decrease in the average balance of borrowed funds. This increase was partially offset by the decrease in the average balance and the average yield of interest-earning assets and the increase in the average balances of the Company's interest-bearing deposits. Interest rate spread increased to 3.36% from 2.91%, and the net interest margin was 3.86% and 3.41%, respectively, for the three-month periods ended September 30, 2002 and 2001.

            Provision for Loan Losses. The provision for loan losses for the three months ended September 30, 2002 increased $279,000, or 109.8%, to $533,000 compared to the three months ended September 30, 2001. The increase was primarily due to the increased emphasis in commercial lending and the related increased credit risk generally inherent in commercial loans as compared to residential mortgage loans and consumer loans, and management's assessment of the local economy and market conditions.

            Non-Interest Income. Non-interest income, net, for the three months ended September 30, 2002 and 2001 totaled $1.9 million. The increases in service fee income, gain on securities transactions and other income, for the three months ended September 30, 2002 was offset by the decrease in the net gain on sale of loans. The increase in service and fee income can be attributed to the deposit and commercial loan growth, an increase in the amount of income generated from the sales of mutual funds and tax-deferred annuities and fees associated with the Company's debit card.

NEXT PAGE

            Non-Interest Expense. Non-interest expense decreased by $1.2 million for the three-month period ended September 30, 2002 as compared to September 30, 2001. Salaries and employee benefits expense decreased $1.2 million for the three months ended September 30, 2002 as compared to September 30, 2001. This is primarily the result of the $648,000 decrease in expense related to the one-time compensation charge associated with the retirement of the Company's former Chairman of the Board and Chief Executive Officer that was incurred during the third quarter of 2001. Also contributing to the decrease in salaries and employee benefits was the $403,000 decrease in salaries and employee benefits associated with the elimination of positions due to the Company's initiative to process its originated residential mortgage loans through an arrangement with an outside vendor. Professional fees and other expenses decreased $38,000 and $28,000, respectively, for the three months ended September 30, 2002 as compared to September 30, 2001. Data processing expense decreased $25,000 for the three months ended September 30, 2002 as compared to September 30, 2001. Advertising expense increased $51,000 for the three months ended September 30, 2002 as compared to September 30, 2001.

            Provision for Income Taxes. The $638,000 increase in the provision for income taxes to $1.6 million for the three-month period ended September 30, 2002, as compared to the three-month period ended September 30, 2001, was primarily attributable to the 57.3% increase in pre-tax income.

Comparison of Operating Results for the Nine Months Ended September 30, 2002 and 2001

            General. For the nine months ended September 30, 2002, the Company recognized net income of $7.6 million, or $1.59 per diluted share, as compared to net income of $4.0 million, or $0.83 per diluted share, for the nine months ended September 30, 2001. The increase was primarily attributable to the decreases in interest expense and non-interest expense coupled with increased non-interest income. Net interest income and non-interest income increased $3.7 million and $1.3 million, or 21.3% and 27.7%, respectively, for the nine months ended September 30, 2002, while non-interest expense decreased $1.6 million, or 10.4%. For the nine months ended September 30, 2002, the annualized ROAA and ROAE were 1.28% and 12.80%, respectively. The ROAA and ROAE for the corresponding period in 2001 were 0.72% and 7.17%, respectively.

            Interest Income. Interest income amounted to $37.9 million for the nine months ended September 30, 2002, as compared to $38.5 million for the nine months ended September 30, 2001. This decrease of $544,000, or 1.4%, was primarily the result of the $1.6 million decrease in interest earned on the Company's residential mortgage loan portfolio and the $885,000 decrease in interest and dividends on securities, as compared to the respective amounts earned over the nine-month period ended September 30, 2001. Partially offsetting these decreases was the increase of $2.0 million in interest earned on the Company's consumer and commercial loan portfolio.

            The decrease in interest income on the Company's residential mortgage loan portfolio was attributable to the decrease in the average yield to 7.06% for the nine months ended September 30, 2002 from 7.57% for the comparable period in 2001 and the decrease in the average balances of mortgage loans at September 30, 2002 to $341.3 million for the nine months ended September 30, 2002, as compared to $346.6 million for the nine months ended September 30, 2001. The increase in interest earned on the Company's consumer and commercial loan portfolio resulted primarily from the increase in the average balances of those loans at September 30, 2002 to $183.3 million for the nine months ended September 30, 2002, as compared to $131.3 million for the nine months ended September 30, 2001. The average yield of the portfolio declined to 7.43% for the nine months ended September 30, 2002 from 8.37% for the nine months ended September 30, 2001.

NEXT PAGE

            The decrease in interest and dividends earned on securities resulted mainly from the decrease in the average yield on investment securities and mortgage-backed securities to 5.99% and 6.14%, respectively, for the nine months ended September 30, 2002 as compared to 6.64% and 6.64%, respectively, for the nine months ended September 30, 2001. The increase was due primarily to excess liquid funds being invested in the available for sale portfolio.

            Interest Expense. Interest expense over the nine-month period ended September 30, 2002 on total interest-bearing deposits and borrowed funds decreased by $4.3 million when compared to the same nine-month period one year earlier. This decrease was a result of the decrease in the average cost and average balance of certificate accounts as well as the decrease in the average cost of money market accounts which decreased to 1.91% at September 30, 2002 from 3.75% for the comparable period in 2001. The cost of funds was influenced by a decline in rates as well as a change in the mix of deposits. The decline in the average balance and rate paid on borrowed funds also contributed to the decrease in interest expense.

            Net Interest Income. Net interest income for the nine months ended September 30, 2002 increased $3.7 million, or 21.3%, to $21.3 million compared to the nine months ended September 30, 2001, primarily as a result of the $52.0 million increase in the average balances of the Company's consumer and commercial loan portfolio and the decrease in the Company's cost of funds from 4.57% to 3.46%. This increase was partially offset by the $31.1 million increase in the average balances of the Company's interest-bearing liabilities. Interest rate spread increased to 3.34% from 2.84%, and the net interest margin increased to 3.81% from 3.38%, respectively, for the nine-month period ended September 30, 2002 compared to the nine-month period ended September 30, 2001.

            Provision for Loan Losses. The provision for loan losses for the nine months ended September 30, 2002 increased $254,000, or 34.6%, to $988,000 compared to the nine months ended September 30, 2001. The increase was primarily due to the increased emphasis in commercial lending and the related increased credit risk generally inherent in commercial loans as compared to residential mortgage loans and consumer loans, and management's assessment of the local economy and market conditions.

            Non-Interest Income. Non-interest income, net, for the nine months ended September 30, 2002 and September 30, 2001 totaled $6.0 million and $4.7 million, respectively. Other income, service and fee income and gain on sale of securities transaction increased $903,000, $510,000 and $318,000, respectively, for the nine months ended September 30, 2002, as compared to the comparable period in 2001. The increase in other income was primarily the result of the $816,000 non-recurring gain on the curtailment of the Company's pension plan. The increase in service and fee income resulted primarily from deposit and loan growth and fee income and fee income associated Company's debit and ATM cards. Partially offsetting these increases was the $110,000 decrease in the gain on sale of mortgage servicing rights and the $314,000 decrease in the net gain on sale of loans.

            Non-Interest Expense. Non-interest expense decreased by $1.6 million for the nine-month period ended September 30, 2002 as compared to September 30, 2001. Salaries and employee benefits and other expenses decreased by $1.0 million and $618,000, respectively, for the nine months ended September 30, 2002. The decrease in salaries and employee benefits resulted primarily from $960,000 in salary savings associated with the elimination of positions due to the Company's initiative to process its originated residential mortgage loans through an arrangement with an outside vendor as well as the $648,000 decrease in expense related to the one-time compensation charge associated with the retirement of the Company's former Chairman of the Board and Chief Executive Officer that was incurred during 2001. Partially offsetting these decreases was the $197,000 in non-recurring expense related to the curtailment of the Company's pension plan and the $352,000 increase in ESOP compensation. Advertising expense and data processing expense increased $69,000 and $42,000, respectively, for the nine months ended September 30, 2002.

NEXT PAGE

            Provision for Income Taxes. The increase of $2.8 million in the provision for income taxes for the nine-month period ended September 30, 2002, as compared to the same period ended September 30, 2001, was primarily attributable to the increase of 103.5% in pre-tax income.

Liquidity and Capital Resources

            Liquidity is managed using a combination of customer deposits, cash and short-term interest-earning assets, mortgage loans held for sale, investment securities held as available for sale and borrowings from the FHLBNY. At September 30, 2002, management had utilized $224.0 million in FHLBNY advances to supplement its deposit flows and liquidity needs.

            At September 30, 2002, the Company's total approved loan origination commitments outstanding totaled $56.4 million. Certificates of deposit scheduled to mature in one year or less at September 30, 2002 totaled $94.5 million. Based on historical experience, management believes that a significant portion of such deposits will remain with the Company.

            At September 30, 2002, the Company had cash and due from banks of $20.9 million and securities available for sale of $171.9 million. Management believes these amounts, together with the Company's borrowing capabilities, to be more than adequate to meet its short-term cash needs.

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

            At September 30, 2002, the Parent Company exceeded the minimum regulatory capital guidelines imposed by the Federal Reserve Board, which are substantially similar to the requirements of the FDIC, with a Tier 1 capital level of $79.0 million, or 10.04% of average assets, which is well above the required level of $31.5 million, or 4% of average assets. The Parent Company's ratio of Tier 1 capital to risk-weighted assets of 16.77% at September 30, 2002 is also well above the required level of 4%. The Parent Company's ratio of total capital to risk-weighted assets is 17.75%, which is well above the required level of 8%. In addition, Warwick Savings', Warwick Commercial and Towne Center's capital ratios qualify each of them to be treated as "well capitalized" for regulatory purposes. The following table shows Warwick Savings' regulatory capital positions and ratios at September 30, 2002.

NEXT PAGE

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Percent	Amount	Percent	Amount	Percent
Total Capital (to risk-weighted assets)	$ 69,977	16.16%	$34,646	8.00%	$43,308	10.00%
Tier 1 Capital (to risk-weighted assets)	65,766	15.19	17,323	4.00	25,985	6.00
Tier 1 Capital (to average assets)	65,766	8.85	29,737	4.00	37,171	5.00

The following table shows the Warwick Commercial's regulatory capital positions and ratios as of September 30, 2002.

	Actual Capital		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Percent	Amount	Percent	Amount	Percent
Total Capital (to risk-weighted assets)	$ 3,087	88.00%	$281	8.00%	$351	10.00%
Tier 1 Capital (to risk-weighted assets)	3,087	88.00	140	4.00	210	6.00
Tier 1 Capital (to average assets)	3,087	20.28	609	4.00	761	5.00

The following table shows the Towne Center's regulatory capital positions and ratios as of September 30, 2002.

	Actual Capital		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Percent	Amount	Percent	Amount	Percent
Total Capital (to risk-weighted assets)	$ 9,058	25.95%	$2,792	8.00%	$3,490	10.00%
Tier 1 Capital (to risk-weighted assets)	8,622	24.70	1,396	4.00	2,094	6.00
Tier 1 Capital (to average assets)	8,622	19.53	1,767	4.00	2,209	5.00

Item 3.   Quantitative And Qualitative Disclosures About Market Risk

            Quantitative and qualitative disclosure about market risk is presented at December 31, 2001 in the Company's Annual Report on Form 10-K, which was filed with the Commission on March 15, 2002. There have been no material changes in the Company's market risk at September 30, 2002 as compared to December 31, 2001. The Company's most significant form of market risk is interest rate risk, as the majority of its assets and liabilities are sensitive to changes in interest rates. As noted in Item 2, Management's Discussion and Analysis, the increase in the Company's net interest income is due, in large part, to the relative changes in the yield and cost of the Company's assets and liabilities as a result of the decreasing market interest rates in 2001 and into 2002. Should market interest rates increase, the cost of interest-bearing liabilities may increase faster than the rates on interest-bearing assets. Conversely, should market interest rates fall significantly below current levels, the Company's net interest margin may also be negatively impacted. Market risk is reviewed quarterly by the Company's Asset Liability Committee.

NEXT PAGE

Item 4.   Controls and Procedures

            (a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management within the 90-day period preceding the filing date of this quarterly report. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

            (b) Changes in Internal Controls: In the quarter ended September 30, 2002, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

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

Item 6.   Exhibits and Reports on Form 8-K

            (a) Exhibits

            See Index to Exhibits

            (b) Reports on Form 8-K

On July 24, 2002, the Company filed a Form 8-K, dated July 23, 2002, with the SEC amending the Company's news release announcing its financial results for the three and six months ended June 30, 2002.

NEXT PAGE

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Warwick Community Bancorp, Inc. (Registrant)
Date: November 14, 2002	By:	/s/ Fred G. Kowal Fred G. Kowal Chairman and Chief Executive Officer (Duly Authorized Officer)
Date: November 14, 2002	By:	/s/ Arthur W. Budich Arthur W. Budich Senior Vice President and Chief Financial Officer (Principal Financial Officer)

NEXT PAGE

CERTIFICATIONS

I, Fred G. Kowal, Principal Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Warwick Community Bancorp, Inc. (the "Registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the consolidated financial statements, and other financial information included in this quarterly report, fairly present in all material respects the consolidated financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures ( as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ( the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors ( or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could have significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Fred G. Kowal

Fred G. Kowal
Chairman of the Board and Chief Executive Officer

NEXT PAGE

CERTIFICATIONS

I, Arthur W. Budich, Principal Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Warwick Community Bancorp, Inc. (the "Registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the consolidated financial statements, and other financial information included in this quarterly report, fairly present in all material respects the consolidated financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures ( as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ( the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors ( or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could have significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Arthur W. Budich

Arthur W. Budich
Senior Vice President and Chief Financial Officer

NEXT PAGE

INDEX TO EXHIBITS

Exhibit Number	Document
3.1	Certificate of Incorporation of Warwick Community Bancorp, Inc. as currently in effect (1)
3.2	Bylaws of Warwick Community Bancorp, Inc., as amended and currently in effect (9)
4.1	Certificate of Incorporation of Warwick Community Bancorp, Inc. (See Exhibit 3.2)
4.2	Bylaws of Warwick Community Bancorp, Inc., as amended (See Exhibit 3.2)
4.3	Form of Stock Certificate of Warwick Community Bancorp, Inc (1)
4.4	Rights Agreement between Warwick Community Bancorp, Inc. and Registrar and Transfer Company, dated as of October 17, 2000 (6)
4.5	Form of Right Certificate (7)
4.6	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of Warwick Community Bancorp, Inc. (7)
4.7	First Amendment to Rights Agreement between Warwick Community Bancorp, Inc. and Registrar and Transfer Company, dated as of October 17, 2000 (11)
10.1	Employment Agreement by and between Warwick Community Bancorp, Inc. and Fred G. Kowal (8)
10.2	Employment Agreement by and between Warwick Community Bancorp, Inc. and Ronald J. Gentile (2)
10.3	First Amendment to Employment Agreement by and between Warwick Community Bancorp, Inc. and Ronald J. Gentile (4)
10.4	Employment Agreement by and between Warwick Community Bancorp, Inc. and Arthur W. Budich (2)
10.5	First Amendment to Employment Agreement by and between Warwick Community Bancorp, Inc. and Arthur W. Budich (4)
10.6	Employment Agreement by and between Warwick Community Bancorp, Inc. and Nancy L. Sobotor-Littell (2)
10.7	First Amendment to Employment Agreement by and between Warwick Community Bancorp, Inc. and Nancy L. Sobotor-Littell (4)
10.8	Employment Retention Agreement by and between The Warwick Savings Bank and Donna M. Lyons (2)

NEXT PAGE

Exhibit Number	Document
10.9	Employment Retention Agreement by and between The Warwick Savings Bank and Barbara A. Rudy (2)
10.10	Recognition and Retention Plan of Warwick Community Bancorp, Inc. (3)
10.11	First Amendment to the Recognition and Retention Plan of Warwick Community Bancorp, Inc. (5)
10.12	Second Amendment to the Recognition and Retention Plan of Warwick Community Bancorp, Inc. (8)
10.13	Trust Agreement between Warwick Community Bancorp, Inc. and Orange County Trust Company for the Recognition and Retention Plan of Warwick Community Bancorp, Inc.(2)
10.14	Stock Option Plan of Warwick Community Bancorp, Inc. (3)
10.15	First Amendment to the Stock Option Plan of Warwick Community Bancorp, Inc. (5)
10.16	Form of Amended Stock Option Agreement for Directors under the Stock Option Plan of Warwick Community Bancorp, Inc. (9)
10.17	Form of Amended Stock Option Agreement for Employees under the Stock Option Plan of Warwick Community Bancorp, Inc. (9)
10.18	Benefit Restoration Plan of Warwick Community Bancorp, Inc. (1)
10.19	Grantor Trust Agreement by and between The Warwick Savings Bank and HSBC Bank USA for the Benefit Restoration Plan of The Warwick Savings Bank (2)
10.20	The Warwick Savings Bank Outside Directors' Stock Plan (8)
10.21	Change in Control Severance Plan of Warwick Community Bancorp, Inc. and Affiliates (9)
10.22	Voluntary Retainer Stock and Deferred Compensation Plan for Directors (10)
10.23	Amendment No. 1 to Employment Agreement Dated May 1, 2001 by and between Warwick Community Bancorp, Inc. and Fred G. Kowal.
11.1	Statement re: Computation of per share earnings (See the Statement of Income and Note 2 to the Notes to Unaudited Consolidated Financial Statements in this report on Form 10-Q)
99.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to the Exhibits to the Company's Registration Statement on Form S-1, filed on September 19, 1997, Registration No. 333-36021.
(2)	Incorporated herein by reference to the Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1998.

NEXT PAGE

(3)	Incorporated herein by reference to the Company's definitive Proxy Statement for the Special Meeting of Shareholders held on June 24, 1998.
(4)	Incorporated herein by reference to the Exhibits to the Company's Annual Report on Form 10-K for the transition period from June 30, 1998 to December 31, 1998.
(5)	Incorporated herein by reference to the Company's definitive Proxy Statement for the Special Meeting of Shareholders held on April 20, 1999.
(6)	Incorporated herein by reference to the Exhibits to the Company's Registration Statement on Form 8-A, filed on October 18, 2000.
(7)	Incorporated herein by reference to the Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
(8)	Incorporated herein by reference to the Exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
(9)	Incorporated herein by reference to the Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
(10)	Incorporated herein by reference to the Company's definitive Proxy Statement for the Special Meeting of Shareholders held on April 16, 2002.
(11)	Incorporated herein by reference to the Company's Registration Statement on Form 8-A/A, filed with the on September 18, 2002.

NEXT PAGE