Form 10-K
period 2002-12-31
WARWICK COMMUNITY BANCORP INC
filed 2003-03-31
CIK 1046209

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
0-23293
(Commission File Number)

WARWICK COMMUNITY BANCORP, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	06-1497903 (I.R.S. Employer Identification Number)
18 Oakland Avenue Warwick, New York (Address of Principal Executive Offices)	10990-0591 (Zip Code)

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
YES    X        NO

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [  ]

            Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
YES    X       NO

            The aggregate market value of the voting and nonvoting common equity held by non-affiliates, as of March 10, 2003, based on the closing sale price of such equity, as of the last business day of June 2002, was $124,086,168. As of March 10, 2003, there were 4,688,407 shares of the Registrant's common stock outstanding.

NEXT PAGE

DOCUMENTS INCORPORATED BY REFERENCE

            Portions of the definitive Proxy Statement for the Registrant's 2003 Annual Meeting of Shareholders are incorporated by reference into Items 10, 11, 12 and 13 of Part III hereof.

NEXT PAGE

PART I

ITEM 1.   Business

General

            Warwick Community Bancorp, Inc. ("Warwick" and with its subsidiaries the "Company") is a bank holding company incorporated in September 1997 under the laws of the State of Delaware and is registered under the Bank Holding Company Act of 1956, as amended ("BHCA"). Warwick elected to become a financial holding company under the BHCA in October 2000. Warwick was organized for the purpose of acquiring all of the outstanding capital stock of The Warwick Savings Bank ("Warwick Savings"). Warwick's operations consist principally of the operations of Warwick Savings and, as of October 26, 1999, The Towne Center Bank ("Towne Center"), a de novo commercial bank formed by Warwick under the laws of the State of New Jersey and headquartered in Lodi, New Jersey. On February 26, 2001, the Company acquired Hardenburgh Abstract Company of Orange County, Inc. ("Hardenburgh"), to engage in the title insurance business. On July 24, 2001, the Warwick Commercial Bank ("Warwick Commercial"), a limited purpose commercial bank, was formed by Warwick Savings under the laws of the State of New York to hold deposits from public entities. The Company's deposits are insured by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC") up to the maximum amounts permitted by law.

            Warwick Savings' principal business has been and continues to be attracting retail deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, primarily in commercial business and commercial real estate loans and investing in various mortgage-backed, debt and equity securities. Warwick Savings also originates home equity loans known as "Good Neighbor Home Loans" and lines of credit and consumer loans.

            Towne Center opened for business on October 26, 1999. Towne Center's principal business consists of attracting business and consumer deposits and investing those deposits in consumer and commercial real estate and commercial business loans. Towne Center also invests in short duration U.S. Treasury and agency securities, mortgage-backed securities and other investments deemed prudent by its Board of Directors.

            The Company's revenues are derived principally from the interest on its loans and investments and, to a lesser degree, from its loan and securities sales, servicing fee income, income derived from investment products offered through WSB Financial Services, Inc. ("WSB Financial") and title insurance fees generated through Hardenburgh. The Company's primary sources of funds are deposits, borrowings, principal and interest payments on loans and securities and proceeds from the sale of loans and securities.

Company Strategy

            During the past year, the Company has adopted and has been implementing a business strategy of evolving away from its traditional savings and loan roots toward a community commercial banking institution. This strategy was selected:

  so that the Company might better address the financial needs of the communities it serves;
  to augment shareholder value, as the Company believes that successful community commercial banks generally receive a more favorable valuation in the capital markets than traditional savings and loans; and
  to develop more robust sources of income.

NEXT PAGE

The Company's commercial banking strategy incorporates:

  a relationship based approach to customer service, marketing and pricing;
  a focus on understanding the Company's customers as a means to provide enhanced service while also supporting credit quality;
  community involvement and visibility by the Company, its directors and its employees;
  a balance sheet profile presenting diversified loan and deposit portfolios;
  increasing fee income over that previously generated; and
  utilizing new technologies to better meet the financial needs of individuals, families, professionals and businesses.

The Company's accomplishments toward the advancement of its strategic plan, included:

  improved financial results, including record levels of deposits at December 31, 2002, combined with record net income for 2002;
  increased commercial real estate loans held in portfolio; and
  enhanced shareholder value.

See Part II, Item 7 of the Form 10-K for additional information on Management Strategy.

Market Area

            Warwick has been, and intends to continue to be, a community-oriented financial holding company offering a variety of financial services to meet the needs of the communities it serves. Warwick and Warwick Savings maintain their headquarters in the village of Warwick in Orange County, New York. Warwick Savings operates five additional branch offices located in the village of Monroe, the towns of Woodbury, Wallkill, and Newburgh in Orange County, New York and in the town of Carmel, Putnam County, New York. Warwick anticipates opening a seventh branch office in the village of Goshen in Orange County, New York during the second quarter of 2003. Warwick Savings' current primary lending market includes Orange, Dutchess and Putnam Counties, New York. Towne Center's current primary lending market includes Bergen and Passaic Counties, New Jersey.

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

NEXT PAGE

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

Lending Activities

            Loan Portfolio Composition. The Company's loan portfolio consists primarily of conventional first mortgage loans secured by one- to four-family residences. At December 31, 2002, the Company had total gross loans outstanding of $463.7 million, of which $232.0 million, or 50.0%, were conventional one- to four-family, owner-occupied residential first mortgage loans.

NEXT PAGE

            The following table sets forth the composition of the Company's loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated:

	At December 31,
	2002		2001		2000		1999		1998
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real Estate Loans:
One- to-four-family	$232,045	50.04%	$302,638	58.22%	$297,194	68.28%	$239,735	68.16%	$167,788	63.67%
One- to-four-family construction	3,441	0.74	28,834	5.55	10,124	2.33	9,823	2.79	9,801	3.72
Mortgage loans held for sale	---	---	---	---	1,954	0.45	4,163	1.18	13,737	5.21
Multi-family	42,305	9.12	14,220	2.74	7,267	1.67	2,231	0.63	3,988	1.51
Commercial	101,819	21.96	59,104	11.37	34,764	7.99	26,587	7.56	20,308	7.71
Construction and development	8,061	1.74	7,931	1.53	1,839	0.42	5,074	1.45	4,339	1.65
Total real estate loans	387,671	83.60	412,727	79.41	353,142	81.14	287,613	81.77	219,961	83.47

Commercial business loans	24,567	5.30	34,323	6.60	26,103	6.00	11,661	3.32	6,746	2.56

Consumer Loans:
Automobile	25,616	5.52	40,032	7.70	27,675	6.36	26,994	7.67	14,989	5.69
Home equity	24,695	5.33	29,986	5.78	25,614	5.88	22,317	6.34	18,061	6.85
Other consumer loans	1,183	0.25	2,687	0.51	2,704	0.62	3,137	0.90	3,772	1.43
Total consumer loans	51,494	11.10	72,705	13.99	55,993	12.86	52,448	14.91	36,822	13.97
Total loans	463,732	100.00%	519,755	100.00%	435,238	100.00%	351,722	100.00%	263,529	100.00%

(Discounts), premiums and deferred loan fees and cost	679		67		(318)		(460)		(339)
Allowance for loans losses	(4,932)		(3,650)		(2,722)		(1,941)		(1,727)
Total loans, net	$459,479		$516,172		$432,198		$349,321		$261,463

NEXT PAGE

            Loan Maturity. The following schedule shows the contractual maturity of the Companys loan portfolio as of December 31, 2002. Loans that have adjustable rates are shown as amortizing to final maturity rather than when the interest rates are next subject to change. Loans with balloon payments are also shown as amortizing to final maturity (i.e., when the balloon payment is due). All balances are shown on a gross basis and, thus, include no premium or discount adjustments. Savings account loans and overdraft checking balances, included in consumer loans, which have no stated final maturity, are reported as due within one year. The table does not reflect the effects of possible prepayments or scheduled principal amortization.

	At December 31, 2002
	Real Estate
	One-to Four- Family	One-to Four- Family Construction	Multi-family	Commercial	Construction and Development	Commercial Business	Consumer	Total
	(In thousands)
Amounts due:
Within one year	$ 15	$ ---	$ 1,574	$ 5,086	$ 8,016	$ 10,864	$ 4,399	$ 29,954
After one year:
One to three years	53	441	4,921	14,853	45	4,737	21,124	46,174
Three to five years	2,206	---	3,046	26,456	---	5,105	3,268	40,081
Five to 10 years	38,010	---	10,793	31,782	---	1,519	3,554	85,658
Over 10 years	191,761	3,000	21,971	23,642	---	2,342	19,149	261,865
Total due after one year	232,030	3,441	40,731	96,733	45	13,703	47,095	433,778
Total amounts due	$232,045	$3,441	$42,305	$101,819	$ 8,061	$24,567	$51,494	463,732
Premiums and deferred loan fees, net								679
Allowance for loan losses								(4,932)
Loans receivable, net								$459,479

NEXT PAGE

            The following table sets forth the dollar amounts in each loan category at December 31, 2002 that are contractually due after December 31, 2003, and whether such loans have fixed interest rates or adjustable interest rates.

	Due After December 31, 2003
	Fixed	Adjustable	Total
	(In thousands)
Real Estate:
One-to four-family	$194,930	$ 37,100	$232,030
One-to four-family construction	3,441	---	3,441
Multi-family	31,448	9,283	40,731
Commercial	78,129	18,604	96,733
Construction and development	---	45	45
Commercial business	9,614	4,089	13,703
Consumer	32,724	14,371	47,095
Total loans	$350,286	$83,492	$433,778

            Origination, Purchase, Sale and Servicing of Loans. In December 2001, Warwick Savings changed its method of originating permanent residential mortgage loans from a team of commissioned loan originators working for Warwick Savings to a third party system where an independent company processes and underwrites and closes these loans on the Company's behalf. Warwick Savings may then retain the loan in its portfolio or sell the loan in the secondary market, generally with servicing released. For the year ended December 31, 2002, Warwick Savings sold $48.4 million in loans originated in this manner. The net gain on sale realized from the sale of these loans was $349,943.

            During the quarter ended September 30, 2000, the Company made a strategic decision to exit the residential mortgage loan servicing business by contracting to sell all of its rights to service residential mortgage loans held for other investors and by transferring the servicing of its own residential mortgage portfolio loans to an outside vendor. Currently, the Company services all of its commercial business and commercial real estate (excluding participation loans purchased), home equity and consumer loans.

NEXT PAGE

            The following table sets forth the Company's loan origination, repayment and other portfolio activity for the periods indicated.

	For the Year Ended December 31,
	2002	2001	2000
	(In thousands)
Originations by type
Real estate - one-to four-family	$55,787	$ 118,610	$ 124,294
- multi-family	3,438	7,932	8,044
- commercial	43,082	33,672	21,565
- construction and development	10,738	1,166	---
Non-real estate - commercial business	14,317	42,031	36,251
- consumer	11,066	39,182	20,334
Total loans originated	138,428	242,593	210,488
Purchases:
- multi-family	29,664	---	---
- commercial	29,891	---	---
- construction and development	2,062	---	---
Total loans purchased	61,617	---	---

Sales and Repayments:
Sales:
Real estate - one-to four-family	48,071	41,653	46,931
Principal repayments	207,996	116,189	80,041
Total reductions	256,067	157,842	126,972
Net increase (decrease)	$ (56,022)	$ 84,751	$ 83,516

            One- to Four-Family Mortgage Lending. The Company offers both fixed-rate and adjustable-rate residential mortgage loans, with maturities up to 30 years, which are secured by one- to four-family residences. Most of these loans are secured by property located in its primary market area.

            At December 31, 2002, the Company's total gross loans outstanding were $463.7 million, of which $235.5 million, or 50.8%, were mortgage and construction loans secured by one- to four-family, owner-occupied residences. Of the one- to four-family residential mortgage loans outstanding at that date, 84.2%, or $198.4 million, were fixed-rate loans, and 15.8%, or $37.1 million, were adjustable-rate loans. The interest rates for the majority of the Company's adjustable-rate residential mortgage loans are indexed to the yield on one-year U.S. Treasury securities. An adjustable-rate residential mortgage loan may carry an initial interest rate that is less than the fully-indexed rate for the loan. All adjustable-rate residential mortgage loans offered have lifetime interest rate caps or ceilings. Generally, adjustable-rate mortgage loans pose credit risks somewhat greater than the credit risk inherent in fixed-rate loans primarily because, as interest rates rise, the underlying payments of the borrowers rise, increasing the potential for default.

            Commercial Real Estate Lending.As part of the Company's commercial real estate lending program, the Company originates various types of commercial real estate and construction loans. During 2002, the Company purchased seasoned commercial real estate mortgage loan portfolios from three separate sellers that aggregated $45.0 million, $13.9 million and $2.7 million, respectively. The Company's commercial real estate loan portfolio consisted of the following types of commercial loans at the dates indicated and includes the purchases mentioned above.

NEXT PAGE

	At December 31,
	2002		2001		2000		1999		1998
	Amount	Percent of Total of Loans	Amount	Percent of Total of Loans	Amount	Percent of Total of Loans	Amount	Percent of Total of Loans	Amount	Percent of Total of Loans
	(Dollars in thousands)
Commercial real estate loans by type:
Multi-family	$ 42,305	9.12	14,220	2.74	7,267	1.67	2,231	0.63	3,988	1.51
Commercial	101,819	21.96	59,104	11.37	34,764	7.99	26,587	7.56	20,308	7.71
Construction and development	8,061	1.74	7,931	1.53	1,839	0.42	5,074	1.45	4,339	1.65
Total	$152,185	32.82%	$ 81,255	15.64%	$43,870	10.08%	$33,892	9.64%	$28,635	10.87%

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

            The Company originates commercial real estate mortgage loans that are generally secured by a combination of residential property for development and retail facilities and properties used for business purposes, such as small office buildings and apartment buildings located in the Company's market area. The Company's loan policy and underwriting procedures provide that commercial real estate loans may generally be made in amounts up to the lesser of (i) 80% of the lesser of the appraised value or purchase price of the property, in the case of improved, existing commercial, investment property, (ii) 75% of the lesser of the appraised value or purchase price of the property, in the case of commercial, multi-family and non-residential construction property, (iii) 70% of the lesser of the appraised value or purchase price of the property, in the case of commercial land development, generally for subdivision or industrial park land development property and (iv) 60% of the lesser of the appraised value or purchase price of the property in the case of raw land. The Company usually engages in land development lending only with experienced local developers operating in the Company's primary market area. These loans are typically offered for the construction of properties that are pre-sold or for which permanent financing has been secured. The Company's policy is generally not to make construction loans for purposes of speculation. The borrower generally must have secured permanent financing commitments from recognized lenders for an amount greater than the amount of the loan. In most cases, the Company itself provides the permanent financing. While the number and volume of this type of specialized lending is presently limited, the Company intends to continue to emphasize its commercial real estate, including construction and development, loan activity. The largest commercial real estate loan in the Company's portfolio as of December 31, 2002 was an $8.0 million loan secured by a medical office building used primarily as a radiation, oncology and cancer research center located in Goshen, New York of which $4.0 million was participated out to another bank. As of December 31, 2002, $7.8 million remains outstanding on this loan of which $3.9 million remains on the participated portion. Also included in the commercial real estate portfolio as of December 31, 2002 was a $5.0 million loan secured by a retail shopping center located in Lacy Township, New Jersey. As of December 31, 2002, $5.0 million remains outstanding on this loan. At December 31, 2002, the Company had five other commercial mortgage loans or lending relationships with outstanding balances in excess of $4.0 million, each of which was performing in accordance with its repayment terms.

NEXT PAGE

            The Company's commercial mortgage loans are made with amortizations up to twenty-five years, generally with a five-year or ten-year balloon maturities. In reaching its decision as to whether to make a commercial real estate loan, the Company considers the qualifications of the borrower as well as the underlying property. Some of the factors considered are: the net operating income of the mortgaged premises before debt service and depreciation, the debt service ratio (the ratio of the property's net cash flow to debt service requirements).

            Residential Construction Lending. During 2002 the Company originated loans to individuals for the construction of residential property in its market area. The Company offered construction to permanent financing, and did not make residential construction loans unless the Company also approved permanent financing for the borrower. At December 31, 2002, the Company had $3.4 million of residential construction loans (net of undisbursed portion), which amounted to 0.7% of the Company's gross loans outstanding. The Company discontinued the origination of residential construction loans to individuals during the second quarter of 2002, and currently refers applicants seeking residential construction loans to a third party vendor.

            Commercial Business Lending. As part of the Company's commercial business lending program, the Company originates various types of secured and unsecured commercial business loans and lines of credit. The Company's commercial business loan portfolio consisted of the following types of commercial loans at the dates indicated.

	At December 31,
	2002		2001		2000		1999		1998
	Amount	Percent of Total of Loans	Amount	Percent of Total of Loans	Amount	Percent of Total of Loans	Amount	Percent of Total of Loans	Amount	Percent of Total of Loans
	(Dollars in thousands)
Commercial business loans by type:
Term loans	$ 8,742	1.89	7,825	1.50	8,742	2.01	4,488	1.28	2,435	0.92
Lines of credit	8,823	1.90	17,411	3.35	11,876	2.73	4,833	1.37	2,327	0.88
Other	7,002	1.51	9,087	1.75	5,485	1.26	2,340	0.67	1,984	0.76
Total	$24,567	5.30%	$34,323	6.60%	$26,103	6.00%	$11,661	3.32%	$6,746	2.56%

            Commercial business loans generally carry greater credit risks than residential mortgage loans because their repayment is more dependent on (i) the underlying financial condition of the borrower, the borrower's business and/or the value of any property or the cash flow from any property securing the loan or the business being financed and (ii) general as well as local economic conditions. The Company offers various types of short-term and medium-term commercial business loans on a secured and unsecured basis to borrowers located in the Company's market area. Borrowers in the commercial market are generally local companies engaged in retailing, wholesaling, construction and service related businesses that require traditional working capital financing. These loans include time and demand loans, term loans and lines of credit. The Company is also an approved Small Business Administration ("SBA") lender. The largest commercial business loan at December 31, 2002 was a line of credit of $4.0 million to the Warwick Valley Telephone Company of which there was no outstanding amount due at that date. At December 31, 2002, the Company had thirty-three other commercial business loans or lending relationships in excess of $1,000,000 outstanding, each of which was performing in accordance with its repayment terms.

            The Company's commercial lines of credit are typically established for one year and are subject to renewal upon satisfactory review of the borrower's financial statements and credit history. Secured short-term commercial business loans are usually collateralized by real estate and are generally guaranteed by a principal of the borrower. Interest on these loans is usually payable monthly at fixed rates or rates that fluctuate based on the prime rate as reported in the Wall Street Journal (the "Prime Rate"). The Company offers term loans with terms generally not exceeding five years. Typically, term loans have floating interest

NEXT PAGE

rates based on the prime rate. The Company also offers business loans on a revolving basis, whereby the borrower pays interest only. Interest on such loans fluctuates based on the Prime Rate. Normally these loans require periodic interest payments during the loan term, with full repayment of principal and interest at maturity. In approving a commercial business loan, the Company will consider the borrower's sources of cash flow to repay the loan, any secondary source of repayment and the borrower's credit standing. The Company offers business credit cards and merchant services to its corporate customers; however, these services are provided through third party vendors.

            Consumer Lending. The Company offers various types of secured and unsecured consumer loans, including automobile loans, home equity loans and overdraft lines of credit. The Company's consumer loans have original maturities of not more than twenty years. Interest rates charged on such loans are set at competitive rates, taking into consideration the type and term of the loan. At December 31, 2002, the Company's consumer loan portfolio totaled $51.5 million, or 11.1% of the total gross loans outstanding.

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

            Consumer loans may entail greater credit risk than residential first mortgage loans, particularly in the case of consumer loans which are secured by rapidly depreciable assets, such as automobiles. In such cases, any repossessed collateral from a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. Consumer loan collections are dependent on the borrower's continuing financial stability. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit or eliminate the amount which can be recovered on such loans.

            The Company offers fixed-rate, fixed-term home equity loans, called Good Neighbor Home Loans, and adjustable-rate home equity lines of credit in its market area. Both the home equity loans and lines of credit are offered in amounts up to 80% of the appraised value of the property (reduced by any existing first mortgage) with a maximum loan amount of up to $200,000. Fixed-rate, fixed-term Good Neighbor Home Loans are offered with terms of up to 15 years. Home equity lines of credit are offered for terms of up to 25 years, with the first ten years being offered on a revolving basis, requiring payments of interest only; thereafter, the line converts to a fully amortizing loan. As of December 31, 2002, $24.7 million, or 5.3%, of the Company's gross loans were home equity loans.

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

NEXT PAGE

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

	At December 31,
	2002	2001	2000	1999	1998
	(Dollars in thousands)
Non-accruing loans:
One-to four-family	$ 1,279	$ 886	$ 416	$ 693	$ 631
Commercial real estate	422	178	402	390	---
Home equity	---	67	10	36	16
Other consumer	---	263	117	67	17
Commercial business	84	---	13	28	55
Total	1,785	1,394	958	1,214	719
Accruing loans delinquent 90 days or more:
Construction and development	---	---	---	634	---
Commercial real estate	114	117	281	123	---
Commercial business	141	66	---	55	1,363
Home equity	---	---	---	10	---
Total	255	183	281	822	1,363
Total nonperforming loans	2,040	1,577	1,239	2,036	2,082
Foreclosed real estate:
One-to four-family	209	215	332	415	371
Commercial real estate	936	936	936	---	---
Total	1,145	1,151	1,268	415	371
Total non-performing assets	$3,185	$2,728	$2,507	$2,451	$2,453
Non-performing loans to total loans	0.44%	0.30%	0.28%	0.58%	0.81%
Total non-performing assets as a percentage of total assets	0.41%	0.34%	0.39%	0.41%	0.55%

            Interest income that would have been recorded if the non-accruing loans had been performing in accordance with their original terms aggregated approximately $57,000 and $5,500, respectively, none of which was included in interest income for the year ended December 31, 2002.

            Other Real Estate Owned. At December 31, 2002, the Company's OREO, net, which consisted of four single-family residential properties and one commercial property, totaled $1.1 million.

            Classified Assets. Federal regulations and the Company's Internal Loan Review and Grading System, which is a part of the Company's loan policy, require that the Company utilize an internal asset classification system as a means of reporting problem and potential problem assets. The Company utilizes a third party service provider to review this function. All loans are subject to review and grading on a periodic basis.

            Federal regulations provide for the classification of loans and other assets as "substandard," "doubtful" and "loss." An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies

NEXT PAGE

are not corrected. Assets classified as doubtful have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets classified as loss are those considered uncollectible and viewed as non-bankable assets, worthy of charge-off. Assets which do not currently expose the Company to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses which may or may not be out of the control of management, are categorized as "special mention."

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

            At December 31, 2002, the Company had $516,600 of assets classified as special mention and $906,500 of assets classified as substandard. There were no assets classified as doubtful or loss as of December 31, 2002. The $906,500 of loans classified as substandard were also impaired under SFAS No. 15," Accounting by Debtors s for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition Disclosures," which was adopted in fiscal 1995. SFAS No. 114 defines an impaired loan as a loan for which it is probable, based on current information, that the lender will not collect all amounts due under the contractual terms of the loan agreement.

            The following table sets forth delinquencies in the Company's loan portfolio at the dates indicated:

	At December 31, 2002				At December 31, 2001
	60-89 Days		90 Days or More		60-89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in thousands)

One- to four-family	2	$561	4	$ 1,279	9	$1,871	4	$ 886
Commercial real estate	1	120	3	536	---	---	5	295
Home equity	1	27	---	---	---	---	2	67
Other consumer	8	108	---	---	---	---	38	263
Commercial business	2	144	4	225	35	135	1	66
Total loans	14	$960	11	$2,040	44	$2,006	50	$1,577

	At December 31, 2000
	60-89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in thousands)

One- to four-family	---	$ ---	3	$ 416
Commercial real estate	1	120	3	683
Home equity	3	171	1	10
Other consumer	50	316	26	117
Commercial business	---	---	1	13
Total loans	54	$607	34	$1,239

NEXT PAGE

            Allowance for Loan Losses. The allowance for loan losses is based upon management's periodic evaluation of the loan portfolio under current economic conditions, considering factors such as asset classifications, the Company's past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrowers' ability to repay and the estimated value of the underlying collateral. During 2002, management increased the allowance for loan losses as a result of economic uncertainty in the local marketplace, and in order to manage the added credit risk attendant to the growth in, and higher concentration of, commercial real estate loans as compared to all other loan types in the portfolio. Management believes it has established an adequate allowance for loan losses and analyzes its process regularly, with modifications made if needed, and reports those results four times per year at Warwick Savings' and Towne Center's Boards of Directors meetings. Although management believes that adequate specific and general loan loss allowances have been established, actual losses are dependent upon future events and, as such, further additions to the level of specific and general loan loss allowances may become necessary. At December 31, 2002, the Company's allowance for loan losses was $4.9 million, or 1.06% of total loans, as compared to $3.6 million, or 0.71%, at December 31, 2001 and $2.7 million, or 0.63%, at December 31, 2000. The Company had non-performing loans of $2.1 million, $1.6 million and $1.2 million at December 31, 2002, 2001 and 2000, respectively. The Company will continue to monitor and modify its allowance for loan losses as conditions dictate. Future additions to the Company's allowance will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. The Company's determination as to the amount of its allowance for loan losses is subject, however, to periodic review by the FDIC, the Banking Department of the State of New York ("NYSBD") and the State of New Jersey Department of Banking and Insurance ("NJBD"). Although management believes that it uses the best information available to determine the allowance, there can be no assurance that the regulators, in reviewing the Company's loan portfolio, will not, based upon their assessment of the available information at the time of their review, require the Company to materially increase its allowance for loan losses at that time, as an integral part of their examination process.

            The following table sets forth activity in the Company's allowance for loan losses for the periods indicated.

	At or For the Year Ended December 31,
	2002	2001	2000	1999	1998
	(Dollars in thousands)

Allowance for loan losses:
Balance at beginning of period	$3,650	$2,722	$1,941	$1,727	$1,372
Charge-offs:
One- to four-family	---	---	(29)	(157)	(30)
Consumer	(56)	(29)	(63)	(161)	(56)
Commercial business	(37)	(75)	(64)	(54)	(89)
Total charge-offs	(93)	(104)	(156)	(372)	(175)
Recoveries:
One- to four-family	---	---	27	23	---
Consumer	37	---	---	42	9
Commercial business	---	53	10	21	21
Total recoveries	37	53	37	86	30
Net charge-offs	(56)	(51)	(119)	(286)	(145)
Provision for loan losses	1,338	979	900	500	500
Balance at end of period	$4,932	$3,650	$2,722	$1,941	$1,727
Ratio of net charge-offs during the period to average loans outstanding	0.01%	0.01%	0.03%	0.10%	0.07%
Ratio of allowance for loan losses to total loans at end of period	1.06%	0.71%	0.63%	0.55%	0.67%
Ratio of allowance for loan losses to non-performing loans	241.76%	231.45%	219.69%	95.33%	82.95%

NEXT PAGE

            The following table sets forth the Company's allowance for loan losses allocated by loan category and the percent of loans in each category to total loans at the dates indicated.

	At December 31,
	2002		2001		2000		1999		1998
	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans
	(Dollars in thousands)

One- to four-family	$ 590	50.78	$ 857	63.77	$ 617	71.06	$ 379	72.14	$ 373	72.60
Multi-family	841	9.12	276	2.74	162	1.67	54	0.63	110	1.51
Commercial real estate	2,056	21.96	1,031	11.37	773	7.99	642	7.56	562	7.71
Construction and development	104	1.74	154	1.53	41	0.42	123	1.44	120	1.65
Consumer	664	11.10	666	13.99	548	12.86	461	14.91	375	13.97
Commercial business	403	5.30	666	6.60	581	6.00	282	3.32	187	2.56
Unallocated	274	--	--	--	--	--	---	--	---	--
Total allowances for loan loss	$4,932	100.00%	$3,650	100.00%	$2,722	100.00%	$1,941	100.00%	$1,727	100.00%

Environmental Issues

            The Company encounters certain environmental risks in its lending activities. Under federal and state environmental laws, lenders may become liable for costs of cleaning up hazardous materials found on properties securing their loans. In addition, the existence of hazardous materials may make it unattractive for a lender to foreclose on such properties. Although environmental risks are usually associated with loans secured by commercial real estate, risks also may be substantial for residential real estate loans if environmental contamination makes security property unsuitable for use. As of December 31, 2002, the Company was not aware of any environmental issues that would subject the Company to material liability. No assurance, however, can be given that the values of properties securing loans in the Company's portfolio will not be adversely affected by unforseen environmental contamination.

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

            The Company's investment policy prohibits investment in certain types of mortgage derivative securities that management considers to be high risk. As discussed below, the Company generally purchases only short- and medium-term classes of collateralized mortgage obligations ("CMOs") guaranteed by FNMA or FHLMC. At December 31, 2002, the Company held no securities issued by any one entity with a total carrying value in excess of 10% of the Company's equity at that date, except for obligations of the U.S. government and government sponsored agencies and certain mortgage-backed securities, which are fully collateralized by mortgages held by single purpose entities and guaranteed by government-sponsored

NEXT PAGE

agencies. Approximately 99% of the Company's debt security portfolio at December 31, 2002 was classified as available-for-sale.

            Mortgage-Backed Securities. The Company invests in mortgage-backed securities and uses such investments to complement its mortgage lending activities. At December 31, 2002, the amortized cost of mortgage-backed securities totaled $116.8 million, or 14.9% of total assets. The market value of all mortgage-backed securities totaled $119.3 million at December 31, 2002. All of the Company's mortgage-backed securities are included in its available-for-sale portfolio. Additionally, the Company's securities portfolio includes CMOs, with an amortized cost of $43.2 million and a market value of $42.7 million at December 31, 2002. A CMO is a special type of debt security in which the stream of principal and interest payments on the underlying mortgages or rnortgage-backed securities is used to create classes with different maturities and, in some cases, amortization schedules as well as a residual interest, with each class possessing different risk characteristics. Management regularly monitors the risks inherent in its CMO portfolio and believes these securities may represent attractive alternatives relative to other investments due to the wide variety of maturity, repayment and interest rate options available.

            At December 31, 2002, 97.7% of the securities in the Company's mortgage-backed securities portfolio were directly or indirectly issued or guaranteed by GNMA, FNMA or FHLMC with the balance issued by private issuers whose mortgaged-backed securities are rated investment grade. The Company's mortgage-backed securities portfolio, including CMOs, had a weighted average yield of 6.07% at December 31, 2002.

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

            While mortgage-backed securities carry a reduced credit risk as compared to whole loans, such securities remain subject to the risk that a fluctuating interest rate environment, along with other factors such as the geographic distribution of the underlying mortgage loans, may alter the prepayment rate of such mortgage loans and so affect both the prepayment speed and value of such securities. In contrast to mortgage-backed pass-through securities in which cash flow is received (and, hence, prepayment risk is shared) pro rata by all securities holders, the cash flows from the mortgages or mortgage-backed securities underlying CMOs are segmented and paid in accordance with a pre-determined priority to investors holding various tranches of such securities or obligations. A particular tranche of a CMO may therefore carry prepayment risk that differs from that of both the underlying collateral and other tranches. It is the Company's strategy to purchase tranches of CMOs that are categorized as "planned amortization classes," "targeted amortization classes" or "very accurately defined maturities" and are intended to produce stable cash flows in different interest rate environments. The Company does not invest in interest only tranches of mortgage-backed securities.

NEXT PAGE

            The following table sets forth the amortized cost and market value of the Company's securities by accounting classification category and by type of security, at the dates indicated:

	At December 31,
	2002		2001		2000
	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value
	(In thousands)

Debt securities held-to-maturity:
U.S. Government obligations	$ ---	$ ---	$ 1,000	$ 1,007	$ 1,001	$ 1,005
Agency securities	---	---	---	---	1,400	1,412
Municipal bonds	2,810	2,812	2,319	2,329	1,295	1,298

Total debt securities held-to-maturity	2,810	2,812	3,319	3,336	3,696	3,715

Debt securities available-for-sale:
U.S. Government and agency securities	7,355	7,563	50,873	49,001	51,497	48,452
Municipal bonds	---	---	4,969	4,957	4,966	4,850
Other debt obligations	30,070	30,195	30,001	29,053	14,158	12,703

Total debt securities available-for-sale	37,425	37,758	85,843	83,011	70,621	66,005

Equity securities available-for-sale:
Preferred stock	6,102	6,111	6,102	6,218	1,102	956
Common stock	103	441	204	768	192	191
Mutual funds	2,762	2,455	2,762	3,015	4,886	5,592

Total equity securities available-for-sale	8,967	9,007	9,068	10,001	6,180	6,739
	49,202	49,577	98,230	96,348	80,497	76,459

Mortgage-backed securities available-for-sale:
FHLMC	28,204	28,882	25,236	25,275	1,579	1,591
GNMA	16,029	16,577	29,067	29,007	20,305	20,048
FNMA	72,537	73,832	36,179	36,856	37,691	37,950
CMOs	43,225	42,729	22,233	22,103	13,625	13,484

Total mortgage-backed securities available-for-sale	159,995	162,020	112,715	113,241	73,200	73,073

Total mortgage-backed securities	159,995	162,020	112,715	113,241	73,200	73,073
Total securities	$209,197	$211,597	$210,945	$209,589	$153,697	$149,532

            The following table sets forth certain information regarding the carrying value and weighted average yield of the Company's securities at December 31, 2002, by remaining period to contractual maturity. Actual maturities may differ from contractual maturities because certain security issuers may have the right to call or prepay their obligations.

NEXT PAGE

	At December 31, 2002
	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More Than Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
	(Dollars in thousands)
Held-to-maturity:
Municipal bonds	$2,486	1.92%	$ ---	---%	$ 253	5.81%	$ 71	4.94%	$ 2,810	2.35%
Total held-to-maturity	2,486	1.92	---	---	253	5.81	71	4.94	2,810	2.35
Available-for-sale:
Mortgage-backed securities:
Variable-Rate:
GNMA	---	---	---	---	---	---	155	5.49	155	5.49
FNMA	---	---	---	---	---	---	674	6.28	674	6.28
CMOs	---	---	---	---	---	---	---	---	---	---
Fixed -Rate:
FHLMC	---	---	141	6.68	8,242	5.76	20,499	6.19	28,882	6.07
GNMA	---	---	7	7.43	28	9.26	16,387	6.99	16,422	7.00
FNMA	---	---	380	7.33	1,502	6.79	71,276	6.09	73,158	6.11
CMOs	---	---	---	---	2,388	5.49	40,341	5.64	42,729	5.63
Total mortgage-backed securities	---	---	528	7.16	12,160	5.84	149,332	6.08	162,020	6.07

Debt securities:
Agency securities	---	---	4,399	4.12	2,645	5.62	519	4.69	7,563	4.68
Other debt obligations	750	7.06	---	---	9,135	6.87	20,310	6.31	30,195	6.50
Total debt securities	750	7.06	4,399	4.12	11,780	6.59	20,829	6.27	37,758	6.13
Equity Securities:
Preferred Stock	---	---	---	---	---	---	6,111	5.87	6,111	5.87
Common Stock	---	---	---	---	---	---	441	2.25	441	2.25
Mutual funds	---	---	---	---	---	---	2,455	2.83	2,455	2.83
Total equity securities	---	---	---	---	---	---	9,007	4.81	9,007	4.81
Total available-for-sale	750	7.06	4,927	4.45	23,940	6.21	179,168	6.04	208,785	6.03
Total securities	$3,236	3.11	$4,927	4.45	$24,193	6.21	$179,239	6.04	$211,595	5.98

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

            Deposits. The Company offers a variety of deposit accounts with a range of interest rates and terms. The Company's deposits consist of regular (passbook) savings accounts, statement savings accounts, checking accounts, NOW accounts, basic banking accounts, money market accounts and certificates of deposit. In recent years, the Company has offered certificates of deposit with maturities of up to 60 months. At December 31, 2002, the Company's core deposits, which the Company considers to consist of checking accounts, NOW accounts, money market accounts and regular and statement savings accounts, constituted 74.8% of total deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Company's deposits are obtained predominantly from the areas in proximity to its office locations. The Company relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Company's ability to attract and retain deposits. Certificate accounts in excess of $100,000 are not actively

NEXT PAGE

solicited by the Company; however, during 2002 and 2001, the Company obtained brokered deposits in the amount of $5.5 million and $5.0 million, respectively.

            The following table presents the deposit activity of the Company for the periods indicated.

	For the Year Ended December 31,
	2002	2001	2000
	(In thousands)

Deposits	$ 2,339,496	$ 2,688,139	$ 2,056,067
Withdrawals	(2,303,080)	(2,625,727)	(2,001,487)
Deposits in excess of withdrawals	36,416	62,412	54,580
Interest credited on deposits	8,014	11,703	10,478
Net increase in deposits	$ 44,430	$ 74,115	$ 65,058

            At December 31, 2002, the Company had $25.1 million in certificates of deposit accounts in amounts of $100,000 or more, including the brokered certificates of deposit, maturing as follows:

	Amount	Weighted Average Rate
	(Dollars in thousands)

Maturity Period
Three months or less	$8,242	2.37%
Over 3 through 6 months	5,973	2.71
Over 6 through 12 months	6,592	3.27
Over 12 months	4,327	3.33
Total	$25,134	2.58%

            The following table presents, by interest rate ranges, the amount of certificate accounts outstanding at the dates indicated and the period to maturity of the certificate accounts outstanding at December 31, 2002.

	Period to Maturity from December 31, 2002
	Less Than One Year	One to Two Years	Two to Three Years	Over Three Years	Total
	(In thousands)

Certificate accounts:
3.99% or less	$ 87,425	$ 10,188	$ 4,226	$ 3	$ 101,842
4.00% to 4.99%	4,601	1,107	168	4,090	9,966
5.00% to 5.99%	3,948	87	109	576	4,720
6.00% to 6.99%	707	---	---	---	707
7.00% to 7.99%	17	---	---	---	17
8.00% to 8.99%	---	---	---	---	---
Total certificates	$96,698	$11,382	$4,503	$4,669	$117,252

            Borrowings. Warwick Savings became a member of the FHLBNY in 1995 and has utilized FHLBNY advances as a source of borrowings since then. FHLBNY advances are collateralized primarily by certain of Warwick Savings' mortgage loans and mortgage-backed securities and secondarily by Warwick Savings' investment in capital stock of the FHLBNY. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLBNY will advance to member institutions, including Warwick Savings, fluctuates from time to time in accordance with the policies of the FHLBNY. At December 31, 2002, Warwick Savings had $216.5 million in outstanding FHLBNY advances and the capability to borrow additional funds of $159.0 million from the FHLBNY upon complying with the FHLBNY collateral requirements.

NEXT PAGE

            Warwick Savings at times sells securities under agreements to repurchase, which transactions are treated as financings, and the obligation to repurchase the securities sold is reflected as a liability in the statements of financial condition. The dollar amount of securities underlying the agreements remains in the asset account and are held in safekeeping. There were no securities sold under repurchase agreements outstanding at December 31, 2002 and $2.5 million and $16.8 million of securities sold under repurchase agreements outstanding at December 31, 2001 and 2000, respectively.

            The following table sets forth certain information regarding the Company's borrowed funds for the dates indicated.

	At or the Year Ended December 31,
	2002	2001	2000
	(Dollars in thousands)

FHLBNY Advances:
Average balance outstanding	$246,275	$263,897	$191,552
Maximum amount outstanding at any month-end during the period	290,400	292,824	202,375
Balance outstanding at end of period	216,495	290,785	188,800
Weighted-average interest rate during the period	5.05%	5.08%	6.10%
Weighted-average interest rate at end of period	5.16%	4.79%	6.11%

Other Borrowings:
Average balance outstanding	$ 1,240	$14,156	$ 47,189
Maximum amount outstanding at any month-end during the period	2,500	19,345	67,112
Balance outstanding at end of period	---	2,500	16,845
Weighted-average interest rate during the period	4.17%	5.83%	6.18%
Weighted-average interest rate at end of period	--	4.07%	6.10%

Total Borrowings:
Average balance outstanding	$247,515	$278,053	$238,741
Maximum amount outstanding at any month-end during the period	292,900	312,169	269,487
Balance outstanding at end of period	216,495	293,285	205,645
Weighted-average interest rate during the period	5.05%	5.36%	6.11%
Weighted-average interest rate at end of period	5.16%	4.79%	6.11%

Subsidiary Activities

            In addition to Warwick Savings and Towne Center, the Company has a title insurance agency subsidiary, Hardenburgh Abstract Company of Orange County, Inc., which was acquired in February 2001 to engage in the title insurance business. Hardenburgh contributed $256,000, before taxes, to the Company's net income for the year ended December 31, 2002.

            Warwick Savings has three active wholly owned subsidiaries, Warwick Commercial, WSB Financial, and Warsave Development Corp. ("Warsave"). During 2002, Warwick Savings discontinued operations of Towne Center Mortgage as it changed the manner in which it originates residential mortgage loans by outsourcing this function to a third party. Warwick Commercial was formed in 2001 for the purpose of accepting deposits from public entities located in New York State.

            Warwick Savings also has a real estate investment trust subsidiary, WSB Funding Corp., which was incorporated in 1999 for the purpose of investment and reinvestment of its assets in mortgage loans secured by real property, interests in mortgage loans secured by real property and possibly mortgage-backed and mortgage-related securities and U.S. government and agency obligations.

            Warwick Savings offers mutual funds and tax deferred annuities through WSB Financial to Warwick Savings' customers and members of the community. WSB Financial contributed $141,000, $164,000 and

NEXT PAGE

$150,000 in net income, before taxes, to Warwick Savings' net income for the years ended December 31, 2002, 2001 and 2000, respectively.

            Warsave was formed to acquire and hold real estate. Its single asset as of December 31, 2002 was a two-story house situated adjacent to Warwick Savings' Warwick office. The building, which may ultimately be used for future expansion, is presently rented for the purpose of generating rental income.

            Towne Center Mortgage, formerly known as WSB Mortgage Company of New Jersey, Inc., was formed in New Jersey in 1997 for the purpose of engaging in mortgage banking operations in New Jersey. A decision was made during 2002 to discontinue operations of Towne Center Mortgage as the Company changed the methodology of origination mortgage loans in late 2001.

Personnel

            As of December 31, 2002, the Company had 114 full-time and 43 part-time employees. The employees are not represented by a collective bargaining unit.

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

State Taxation

            New York State Taxation. Warwick Savings is subject to the New York State Franchise Tax on Banking Corporations in an annual amount equal to the greater of (i) 8.5% of Warwick Savings' "entire net income" allocable to New York State during the taxable year (8.0% effective for tax years beginning after June 30, 2001 and 7.5% effective for tax years beginning after June 30, 2002), or (ii) the applicable

NEXT PAGE

alternative minimum tax. The alternative minimum tax is generally the greatest of (a) 0.01% of the value of the taxable assets allocable to New York State with certain modifications, (b) 3% of Warwick Savings' "alternative entire net income" allocable to New York State or ©) $250. Entire net income is similar to federal taxable income, subject to certain modifications and alternative entire net income is equal to entire net income without certain adjustments. For purposes of computing its entire net income, Warwick Savings is permitted a deduction for an addition to the reserve for losses on qualifying real property loans. For New York State purposes, the applicable percentage to calculate bad debt deduction under the percentage of taxable income method is 32%, subject to certain limitations.

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

            New Jersey State Taxation. Towne Center is subject to New Jersey income tax. Generally, the income of financial institutions in New Jersey, which is calculated based on federal taxable income, subject to certain adjustments, is subject to New Jersey tax. The State of New Jersey enacted legislation in July 2002 retroactive to January 2002. New Jersey net operating loss carryforward from the 2001 tax years may not be utilized until the 2004 tax year. The State has extended the expiration of those net operating losses for two years. The State also enacted another method for calculating tax, the Alternative Minimum Assessment ("AMA"). The taxpayer must pay the higher of the regular tax or the AMA. The AMA is a prepaid tax and may be used to offset the regular tax in future years when the regular tax is higher than the AMA, provided, however, that the credit shall not reduce the amount of tax otherwise due by more than 50%, and shall not reduce the amount of tax otherwise due below the statutory minimum.

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

NEXT PAGE

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

            The Company, as a bank holding company controlling Warwick Savings and Towne Center, is subject to the BHCA and the rules and regulations of the Federal Reserve Board ("FRB") under the BHCA. The Company is required to file reports with, and otherwise comply with the rules and regulations of, the FRB. The Company is also required to file certain reports with, and otherwise comply with the rules and regulations of, the Securities and Exchange Commission ("SEC") under the federal securities laws. In addition, the Company must also comply with certain federal and state laws and regulations applicable to corporations generally and is regulated by the NYSBD, particularly with respect to acquisitions.

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

NEXT PAGE

            Community Reinvestment Act. Warwick Savings is also subject to provisions of the Banking Law that, like the provisions of the federal Community Reinvestment Act ("CRA"), impose continuing and affirmative obligations upon a banking institution organized in the State of New York to serve the credit needs of its local community ("NYCRA"). The obligations under the NYCRA are similar to those imposed by the CRA, and the New York Banking Board's regulations implementing the NYCRA are generally consistent with the federal regulations implementing the CRA.

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

            Dividends. Warwick is a legal entity separate and distinct from Warwick Savings and Towne Center. Warwick's principal source of revenues consists of dividends from Warwick Savings. Under the Banking Law, Warwick Savings may declare and pay a dividend on its capital stock only out of its net profits, except when capital is impaired. The approval of the Superintendent is required if the total of all dividends declared by Warwick Savings in any calendar year will exceed the net profits for that year plus the retained net profits of the preceding two years, subject to certain adjustments. In addition, Warwick Savings may not declare or pay any dividend if the effect thereof would cause its capital to be reduced below the amount required by the Superintendent or the FDIC.

            Enforcement. Under the Banking Law, the Superintendent may issue an order to a New York State chartered banking institution to appear and explain an apparent violation of law, to discontinue unauthorized or unsafe practices and to keep prescribed books and accounts. Upon a finding by the Superintendent that any director, trustee or officer of any banking organization has violated any law, or has continued unauthorized or unsafe practices in conducting the business of the banking organization after having been notified by the Superintendent to discontinue such practices, the New York Banking Board may remove such director, trustee or officer from office after notice and an opportunity to be heard. Warwick does not know of any past or current practice, condition or violation that might lead to any proceeding by the Superintendent or the NYSBD against Warwick Savings or any of its directors or officers.

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

Federal Banking Regulation

            Capital Requirements. FDIC regulations require BIF-Insured banks, such as Warwick Savings and Towne Center, to maintain minimum levels of capital. At December 31, 2002 each of Warwick's banking

NEXT PAGE

subsidiaries had capital levels which qualified it as a "well-capitalized" institution as defined by FDIC regulations. See Note 13 of the Notes to Consolidated Financial Statements.

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

            Section 24 provides an exception for investments by a bank, under certain grand fathered state law authority, in common and preferred stocks listed on a national securities exchange or the shares of registered investment companies if the bank notifies the FDIC and obtains approval from the FDIC to make or retain such investments. Upon receiving such FDIC approval, an institution's investment in such equity securities will be subject to an aggregate limit up to the amount of its Tier I capital. Warwick Savings received approval from the FDIC to retain and acquire such equity investments subject to a maximum permissible investment equal to the lesser of 100% of Warwick Savings' Tier I capital or the maximum permissible amount specified by the Banking Law.

            Before making a new investment or engaging in a new activity not permissible for a national bank or otherwise permissible under Section 24 or the FDIC regulations thereunder, an insured bank must generally seek approval from the FDIC to make such investment or engage in such activity. The FDIC will not approve the activity unless the bank meets its minimum capital requirements and the FDIC determines that the activity does not present a significant risk to the FDIC insurance funds.

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

NEXT PAGE

            Safety and Soundness Standards. Each federal banking agency, including the FDIC, has adopted guidelines establishing general standards relating to internal controls, information and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal stockholder.

            In addition, FDIC regulations require a bank that is given notice by the FDIC that it is not satisfying any of such safety and soundness standards to submit a compliance plan to the FDIC. If, after being so notified, a bank fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the FDIC may issue an order directing corrective and other actions of the types to which a significantly undercapitalized institution is subject under the "prompt corrective action" regulations described below. If a bank fails to comply with such an order, the FDIC may seek to enforce such an order in judicial proceedings and to impose civil monetary penalties.

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

            The FDIC's regulations defines the five capital categories as follows: Generally, an institution will be treated as well capitalized if its ratio of total capital to risk-weighted assets is at least 10%, its ratio of Tier I capital to risk-weighted assets is at least 6%, its ratio of Tier I capital to total assets is at least 5% and it is not subject to any order or directive by the FDIC to meet a specific capital level. An institution will be treated as adequately capitalized if its ratio of total capital to risk-weighted assets is at least 8%, its ratio of Tier I capital to risk-weighted assets is at least 4% and its ratio of Tier I capital to total assets is at least 4% (3% under certain circumstances). An institution that has a ratio of total capital to risk-weighted assets of less than 8%, a ratio of Tier I capital to risk-weighted assets of less than 4% or a ratio of Tier I capital to total assets that is less than 4% (3% under certain circumstances) would be considered to be undercapitalized. An institution that has a ratio of total capital to risk-weighted assets of less than 6%, a ratio of Tier I capital to risk-weighted assets of less than 3% or a ratio of Tier I capital to total assets that is less than 3% would be considered to be significantly undercapitalized, and an institution that has a ratio of tangible capital to total assets equal to or less than 2% would be deemed to be critically undercapitalized.

            The severity of the action authorized or required to be taken under the FDIC's prompt corrective action regulations increases as a bank's capital decreases within the three undercapitalized categories. All banks are prohibited from paying dividends or other capital distributions or paying management fees to any controlling person if, following such distribution, the bank would be undercapitalized. The FDIC is required to monitor closely the condition of an undercapitalized bank and to restrict the growth of its assets. An undercapitalized bank is required to file a capital restoration plan within 45 days of the date the bank receives notice that it is within any of the three undercapitalized categories, and the plan must be guaranteed by any parent holding company. The aggregate liability of a parent holding company is limited to the lesser of (1) an amount equal to five percent of the bank's total assets at the time it became undercapitalized, and (2) the amount that is necessary (or would have been necessary) to bring the bank into compliance with all capital standards applicable with respect to such bank as of the time it fails to comply with the plan. If a bank fails to submit an acceptable plan when required, it is treated as if it were significantly undercapitalized. Banks

NEXT PAGE

that are significantly or critically undercapitalized are subject to a wider range of regulatory requirements and restrictions, including appointment of a receiver.

            Deposit Insurance. The deposits of each bank subsidiary are insured by the BIF, which is administered by the FDIC. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. The FDIC may terminate the deposit insurance of any insured depository institution if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. Management is aware of no existing circumstances which would result in termination of the FDIC deposit insurance of any of its insured subsidiaries.

            Transactions with Affiliates. Generally transactions between an insured bank and any of its affiliates must be on terms that are substantially the same, or at least as favorable, to the institution as those that would be provided to a non-affiliate. In addition, certain of these transactions, such as loans to affiliates, are restricted to a percentage of the institution's capital and must be secured by eligible collateral. An affiliate of a bank is any company or entity which controls, is controlled by or is under common control with the bank. In a holding company context, the parent company of a bank (such as Warwick) and any companies which are controlled by such parent company are affiliates of the bank.

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

            The CRA requires the FDIC to provide a written evaluation of an institution's CRA performance and assign to them a CRA rating of "outstanding", "satisfactory", "needs improvement" or "unsatisfactory". Warwick Savings and Towne Center each received a "satisfactory" or better rating in its respective most recent CRA examination.

            Sarbanes-Oxley Act. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 ( "SOA"). The stated goals of the SOA are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities law.

            The SOA is the most far-reaching U.S. securities legislation enacted in some time. The SOA generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the SEC under the Securities and Exchange Act. Given the extensive SEC role in implementing rules relating to many of the SOA's new requirements, the final scope of many of these requirements remains to be determine.

            The SOA includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC and the Comptroller General. The SOA represents significant federal involvement in matters traditionally left to state

NEXT PAGE

regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

            The SOA addresses, among other matters:

  audit committees;

  certification of financial statements by the chief executive officer and the chief financial officer;

  the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;

  a prohibition on the sale of Company common stock by directors and executive officers during pension plan black out periods;

  disclosure of off-balance sheet transaction;

  a prohibition on certain personal loans to directors and officers; expedited filing requirements for Form 4s;

  disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code;

  "real time" filing of periodic reports;

  the formation of a public accounting oversight board;

  auditor independence; and

  various increased criminal penalties for violations of securities laws.

            The SOA contains provisions which became effective upon enactment on July 30, 2002 and provisions which became effective from within 30 days to one year of enactment. The SEC has been delegated the task of adopting rules to implement various provisions of the SOA.

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

NEXT PAGE

            Warwick Savings, as a member of the FHLBNY, is required to purchase and hold a minimum amount of shares of capital stock in the FHLBNY. At December 31, 2002, Warwick Savings was in compliance with this requirement with an investment in FHLBNY stock of $11.2 million.

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

Bank Holding Company Regulation

            General. Warwick is a bank holding company subject to examination, regulation and periodic reporting under the BHCA, as administered by the FRB. Warwick is also deemed a bank holding company for purposes of the Banking Law.

            Impact of Enactment of the Gramm-Leach-Bliley Act. Among other things, the GLB Act establishes a comprehensive framework to permit affiliations among commercial banks, insurance companies and securities firms. Generally, bank holding companies are now permitted to engage in a wider variety of financial activities than permitted under the prior law, particularly with respect to insurance and securities activities. In addition, in a change from the prior law, bank holding companies are in a position to be owned, controlled or acquired by any company engaged in financial activities.

            Activity Restrictions. The BHCA generally limits Warwick's activities to managing or controlling banks, furnishing services to or performing services for its subsidiaries and engaging in other activities that the FRB determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Effective March 11, 2000, the GLB Act expanded the range of permitted activities of certain bank holding companies to include the offering of services that are financial in nature or incidental thereto, including banking, securities underwriting, insurance (both underwriting and agency), merchant banking, acquisitions of and combinations with insurance companies and securities firms and additional activities determined to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. The list of permissible activities includes all current operations of the Company. In order to engage in these new activities, a bank holding company must qualify and register with the FRB as a financial holding company. In October 2000, the Company elected to become a financial holding company.

            Acquisition and Sale of Control. Under the federal Change in Bank Control Act ("CBCA"), any in concert, person (including a company), or group acting in concert, seeking to acquire 10% or more of the outstanding shares of Warwick's common stock will be required to submit prior notice to the FRB, unless the FRB has found that the acquisition of such shares will not result in a change in control of Warwick. Control generally is defined generally under the BHCA to mean the ownership or power to vote 25% or more of any class of voting securities of Warwick or the ability to control in any manner the election of a majority of the Warwick's directors.

            Warwick is required to obtain the prior approval of the FRB to acquire all, or substantially all, of the assets of any bank or bank holding company or to acquire direct or indirect ownership or control of any

NEXT PAGE

voting securities of any bank or bank holding company if, after giving effect to such acquisition, it would, directly or indirectly, own or control more than 5% of any class of voting shares of such bank or bank holding company.

            Capital; Dividends; Share Repurchases; Source of Strength. The FRB imposes certain capital requirements on Warwick under the BHCA, including a minimum leverage ratio and a minimum ratio of "qualifying" capital to risk-weighted assets. These minimum requirements are substantially the same as the Warwick Savings' capital requirements. Subject to its capital requirements and certain other restrictions, Warwick is able to borrow money to make a capital contribution to Warwick Savings or Towne Center, and such loans may be repaid from dividends paid by Warwick Savings or Towne Center to Warwick. Warwick is also able to raise capital for contribution to Warwick Savings or Towne Center by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws. At December 31, 2002, Warwick had capital levels that qualified as "well capitalized" under FRB regulations. See Note 13 of the Notes to Consolidated Financial Statements.

            Except as described below, Warwick is required to give the FRB prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, will be equal to 10% or more of the company's consolidated net worth. The FRB may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, FRB order or directive, or any condition imposed by, or written agreement with, the FRB. Such notice and approval is not required for a bank holding company that qualifies as well capitalized and well managed under applicable regulations of the FRB, and that is not the subject of any unresolved supervisory issues.

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

NEXT PAGE

Executive Officers

            The following individuals are the executive officers of Warwick and have the titles set forth across from their names.

Name	Positions Held with Warwick

Fred G. Kowal	Chairman of the Board and Chief Executive Officer

Ronald J. Gentile	President and Chief Operating Officer

Arthur W. Budich	Senior Vice President and Chief Financial Officer

Clarence G. Hartwick	Senior Vice President

Donna M. Lyons	Senior Vice President

Barbara A. Rudy	Senior Vice President, Shareholder Relations

Nancy L. Sobotor-Littell	Corporate Secretary

            The executive officers of Warwick are elected annually and hold office until their respective successors have been elected and qualified or until death, resignation or removal by the Board of Directors. Warwick has entered into employment agreements with certain of its executive officers which set forth the terms of their employment.

            Biographical information of the executive officers of Warwick who are not directors is set forth below.

            Arthur W. Budich, age 52, has served as Senior Vice President, Treasurer and Chief Financial Officer of Warwick Savings since 1992 and of Warwick since 1997. He has been employed by Warwick Savings in various capacities since 1986. He also serves as Treasurer of Warwick Commercial, Warsave and WSB Financial, as Vice President and Chief Financial Officer of Hardenburgh, and as Vice President and Treasurer of WSB Funding and the Foundation. Mr. Budich also serves as Senior Vice President, Treasurer and Chief Financial Officer of Towne Center Bank.

            Clarence G. Hartwick, age 61, was appointed Senior Vice President of Warwick in June 2002 after joining both Warwick Savings and Towne Center Bank as Senior Vice President, Credit Policy and Administration, in May 2002. Prior to joining Warwick, Mr. Hartwick served in a variety of senior credit positions at First Union National Bank over the previous 36 years.

            Donna M. Lyons, age 47, has served as Senior Vice President of Warwick Savings since 1992 and of Warwick since 1997. She has served as Internal Auditor of Warwick Savings since joining Warwick Savings in 1989. Mrs. Lyons also serves as Internal Auditor of Towne Center Bank.

            Barbara A. Rudy, age 50, has served as Senior Vice President of Warwick Savings since 1991 and of Warwick since 1997. She also serves as Senior Vice President of Towne Center Bank. Mrs. Rudy had been employed by Warwick Savings in various capacities since 1972.

            Nancy L. Sobotor-Littell, age 45, has served as Corporate Secretary and Director of Human Resources of Warwick Savings since 1988. She has been employed by Warwick Savings in various capacities since 1975. She is also the Corporate Secretary of Warwick. In addition, she serves as Corporate

NEXT PAGE

Secretary of Warwick Commercial, Warsave, WSB Financial, Hardenburgh and Assistant Secretary of the Foundation. She also serves as Director of Human Resources for Towne Center Bank.

Web Access to SEC Filings

            Our reports, proxy statements and other information we file with the SEC, as well as our news releases, are available free of charge through Warwick Savings' Internet site at http://www.warwicksb.com. This information can be found under "SEC Filings" on the Shareholder Information page of our Internet site. Our annual report on Form 10-K. Quarterly reports on Form 10-Q, current reports on form 8-K, and amendments to those reports files or furnished pursuant to Section 13(a) of the Exchange Act are available as soon as reasonable practicable after they have been filed with the SEC. Reference to our Internet address is not intended to incorporate any of the information contained on our Internet site into this document.

ITEM 2. Properties

            Warwick Savings conducts its business through its main office in Warwick, New York and its five branch offices located in Monroe, Woodbury, Wallkill, Newburgh and Carmel, New York. In 2002, Warwick Savings entered into a lease agreement on its proposed sixth branch office to be located in Goshen, New York. Towne Center conducts its business through its office in Lodi, New Jersey and its branch office in Moonachie, New Jersey. Management believes that its current facilities are adequate to meet the present and immediately foreseeable needs of the Company.

            The following sets forth information regarding Warwick Savings' branch offices, Towne Center's branch offices and the Hardenburgh office at December 31, 2002.

	Leased or Owned	Date Leased or Acquired	Lease Expiration Date
Warwick Savings

Main Office:
18 Oakland Avenue Warwick, New York 10990	Owned	1972	N/A

Branches:
591 Route 17M Monroe, New York 10950	Owned	1976	N/A

556 Route 32 Highland Mills, New York 10930	Owned	1979	N/A

1 Industrial Avenue Wallkill, New York 10940	Owned	1998	N/A

1425 Route 300 Newburgh, New York 12550	Land Leased	1999	12/06/29

1875 Route 6 Carmel, New York 10512	Owned	2001	N/A

Miscellaneous:

60 Matthews Street Goshen, New York	Land Leased	2002	5/31/32

NEXT PAGE

	Leased or Owned	Date Leased or Acquired	Lease Expiration Date

Towne Center

Main Office:
2 Arnot Street Lodi, New Jersey 07644	Leased	2000	07/31/12

Branch:
55 Moonachie Avenue Moonachie, New Jersey	Leased	2000	04/30/05

Hardenburgh

12 Scotchtown Avenue Goshen, New York 10924	Leased	2001	01/31/03

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

ITEM 4. Submission of Matters to a Vote of Security Holders

            None.

PART II

ITEM 5. Market for the Company's Common Equity and Related Stockholders' Matters

            The Company's common stock commenced trading on The Nasdaq Stock Market on December 23, 1997. The table below shows the high and low sales prices of the common stock for the periods indicated, as reported on the National Market System of The Nasdaq Stock Market, as well as the dividends paid during such periods.

Year	Quarter Ending	High	Low	Dividends Paid

2001	March 31	$15.69	$13.19	$0.0925
	June 30	$16.49	$14.85	$0.0950
	September 30	$18.99	$16.25	$0.0975
	December 31	$21.50	$18.65	$0.1000

2002	March 31	$24.55	$20.21	$ -- (1)
	June 30	$33.05	$23.20	$0.1000
	September 30	$29.99	$22.95	$0.1000
	December 31	$31.00	$26.00	$0.1100

(1) During the first quarter of 2002, the Board of Directors of the Company changed its policy from declaring quarterly dividends during the months of March, June September and December to declaring them in January, April, July and October. This resulted in only three dividends being paid during 2002.

NEXT PAGE

            As of March 10, 2003, there were 4,688,407 shares of the Company's common stock outstanding and approximately 1,214 holders of record. The holders of record include banks and brokers who act as nominees, each of whom may represent more than one stockholder.

            Dividend payment decisions are made with consideration of a variety of factors including earning, financial condition, market consideration and regulatory restrictions. Restrictions on dividend payments are described under "Regulation and Supervision- New York Banking Regulation - Dividends" in Part I Item I of this Form 10-K.

ITEM 6. Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA
	At December 31,
	2002	2001	2000	1999	1998
	(Dollars in thousands)
Selected Financial Data:
Total assets	$781,239	$806,702	$637,799	$597,714	$445,139
Loans receivable, net	459,479	516,172	432,198	349,321	261,463
Investment securities	211,597	209,572	149,513	186,490	155,490
Real estate owned, net	1,145	1,149	1,268	415	371
Deposits	466,676	422,246	348,131	283,072	246,886
FHLBNY advances	216,495	290,785	188,800	201,675	79,480
Securities sold under repurchase agreements	--	2,500	16,845	37,375	25,310
Stockholders' equity	81,108	74,003	72,581	66,572	84,238
	At December 31,
	2002	2001	2000	1999	1998
	(Dollars in thousands)
Selected Operating Data:
Interest income	$49,706	$52,120	$45,630	$35,562	$28,408
Interest expense	21,825	27,415	26,226	16,951	11,939
Net interest income	27,881	24,705	19,404	18,611	16,469
Provision for loans losses	1,338	979	900	500	500
Net interest income after provision for loan losses	26,543	23,726	18,504	18,111	15,969
Non-interest income:
Service and fee income	5,433	4,526	3,540	2,914	2,336
Gain (loss) on securities transactions	507	27	(878)	524	1,109
Net gain on sale of loans	350	687	600	109	168
Other income	1,577	700	2,106	258	74
Total non-interest income, net	7,867	5,940	5,368	3,805	3,687
Non-interest expense:
Salaries and employee benefits	10,423	11,642	10,109	9,536	7,795
FDIC insurance	80	72	62	31	28
Occupancy and equipment	2,136	2,191	1,889	1,452	1,160
Data processing	1,171	1,102	1,063	974	796
Advertising	304	134	182	500	336
Professional fees	1,095	1,394	1,192	1,006	920
Other operating expenses	3,334	3,912	2,908	3,308	2,601
Total non-interest expense	18,543	20,447	17,405	16,807	13,636
Income before income tax expense	15,867	9,219	6,467	5,109	6,020
Income tax expense	6,211	3,281	2,057	1,966	2,399
Net income	$ 9,656	$ 5,938	$ 4,410	$ 3,143	$ 3,621

NEXT PAGE

	At or For the Years Ended December 31,
	2002	2001	2000	1999	1998
	(Dollars in thousands)
Selected Financial Ratios and Other Data(1):
Per Share Data:
Earnings per share, Basic	$2.11	$1.27	$ 0.91	$0.57	$0.28
Earnings per share, Diluted	2.02	1.24	0.91	0.57	0.28
Dividends declared per share	0.31	0.38	0.27	0.19	0.08
Book Value(2)	16.78	16.15	14.96	13.18	12.75

Performance Ratios:
Return on average assets	1.23%	0.79%	0.70%	0.62%	0.90%
Return on average equity	12.08	7.97	6.61	4.15	4.21
Average equity to average assets	10.19	9.86	10.51	14.83	21.37
Equity to total assets	10.38	9.17	11.38	11.14	18.92
Core deposits to total deposits(3)	74.87	70.90	64.70	68.48	71.24
Net interest spread(4)	3.31	2.96	2.71	3.14	3.32
Net interest margin(5)	3.78	3.48	3.28	3.87	4.36
Operating expense to average assets	2.36	2.70	2.73	3.27	3.36
Average interest-earning assets to average interest-bearing liabilities	116.00	113.62	112.97	120.87	132.76
Efficiency ratio(6)	51.02	61.68	72.68	76.70	71.53
Dividend Payout Ratio	15.35	30.65	29.67	33.33	28.57

Regulatory Capital Ratios(1):

Warwick Savings:
Tier 1 capital to assets	8.33	7.08	8.68	9.38	11.99
Tier 1 capital to risk-weighted assets	14.88	12.87	16.33	17.60	22.82
Total capital to risk-weighted assets	15.99	13.70	17.16	18.34	23.90
Warwick Commercial:
Tier 1 capital to assets	20.60	20.18	N/A	N/A	N/A
Tier 1 capital to risk-weighted assets	89.45	93.89	N/A	N/A	N/A
Total capital to risk-weighted assets	89.45	93.89	N/A	N/A	N/A
Towne Center:
Tier 1 capital to assets	20.00	21.58	36.35	87.72	N/A
Tier 1 capital to risk-weighted assets	23.67	28.49	50.83	211.83	N/A
Total capital to risk-weighted assets	24.82	29.74	51.72	211.83	N/A
Company:
Tier 1 capital to assets	9.98	8.93	11.76	12.67	18.87
Tier 1 capital to risk-weighted assets	17.29	15.27	20.81	23.94	35.88
Total capital to risk-weighted assets	18.40	16.13	21.63	24.58	36.94

Asset Quality Ratios(1):

Non-performing loans to total loans	0.44	0.30	0.28	0.58	0.81
Non-performing loans to total assets	0.26	0.20	0.19	0.34	0.47
Non-performing assets to total assets	0.41	0.34	0.39	0.41	0.55
Allowance for loan losses to total loans	1.06	0.71	0.63	0.55	0.67
Allowance for loan losses to non-performing loans	241.76	231.45	219.69	95.33	82.95

Other Data:

Branch Offices	8	8	7	6	4

(1)	Regulatory Capital Ratios and Asset Quality Ratios are end of period ratios. With the exception of period-end ratios, all ratios are based on average monthly balances during the periods indicated.
(2)	Book Value represents total stockholders' equity divided by the shares outstanding for the period, net of unearned shares held by the ESOP and RRP.
(3)	The Company considers the following to be core deposits: checking accounts, passbook accounts, NOW accounts and money market accounts.
(4)	The interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(5)	The net interest margin represents net interest income as a percentage of average interest-earning assets.
(6)	The efficiency ratio represents non-interest expense, excluding non-recurring items and amortization of intangibles, as a percentage of the sum of net interest income and non-interest income excluding any gains or losses on sales of assets.

NEXT PAGE

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

            The primary business of Warwick is the operation of its wholly owned subsidiaries, Warwick Savings, Towne Center and Hardenburgh. Presently, the only significant assets of Warwick are the capital stock of Warwick Savings, Towne Center and Hardenburgh, the note evidencing the loan Warwick made to the Warwick Community Bancorp, Inc. Employee Stock Ownership Plan ("ESOP") to allow the ESOP to purchase 8% of the Company's common stock issued in the Company's initial public offering and the investment of the net proceeds of the offering retained by the Company. The results of operations of the Company consists primarily those of Warwick Savings' activities.

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

Critical Accounting Policies and Estimates

            "Management's Discussion and Analysis of Financial Condition and Results of Operation," is based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 of the Company's Audited Consolidated Financial Statements for the year ended December 31, 2002 contains a summary of the Company's significant accounting policies. Management believes the Company's policy with respect to the methodology for the determination of the allowance for loan losses involves a higher degree of complexity and requires management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact results of operations. This critical policy and its application is periodically reviewed with the Audit Committee and the Board of Directors.

            The allowance for loan losses is based upon management's evaluation of the adequacy of the allowance, including an assessment of known and inherent risks in the portfolio, giving consideration to the size and composition of the loan portfolio, actual loan loss experience, level of delinquencies, detailed analysis of individual loans for which full collectibility may not be assured, the existence and estimated net realizable value of any underlying collateral and guarantees securing the loans, and current economic and market conditions. Although management uses the best information available, the level of the allowance for loan losses remains an estimate which is subject to significant judgment and short-term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to make additional provisions for loan losses based upon information available to them at the time of their examination. Furthermore, the majority of the Company's loans are secured by real estate in the states of New York and New Jersey. Accordingly, the collectibility of a substantial portion of the carrying value of the Company's loan portfolio is susceptible

NEXT PAGE

to changes in local market conditions and may be adversely affected should real estate values decline or the New York and New Jersey areas experience adverse economic shock. Further adjustments to the allowance for loan losses may be necessary due to economic, operating, regulatory and other conditions beyond the Company's control.

Management Strategy

            The Company has historically employed an operating strategy that emphasizes the origination of one- to four-family residential mortgage loans in its market area with both fixed and variable rates and, to an increasing degree over the past 10 years, its commercial lending business, with loans secured by real estate located mainly in Orange, Putnam and Rockland County, New York and in Bergen and Passaic County, New Jersey. Due in part to this strategy, the Company historically has had profitable operations, resulting in a strong regulatory capital position. The Company's goal of maintaining this position has led to an overall strategy of managed growth in both deposits and assets. In December 2001, the Company modified its operating strategy by emphasizing the production of one- to four-family residential mortgage loans through a private label third party contractor that processes, underwrites and closes these loans on the Company's behalf. All residential mortgage loans originated in this manner are currently being sold by the Company. This change is expected to increase the Company's fee income while reducing the costs associated with originating residential loans. The Company intends to continue its emphasis on increasing the commercial and consumer loan (including home equity loans) portfolios as a percentage of total loans. These loans reprice more frequently, have shorter maturities, and/or higher yields than one- to four-family first mortgage loans. The major elements of the Company's operating strategy are to: (i) grow and diversify the Company's loan portfolio by continuing to originate owner-occupied, residential mortgage loans for sale and commercial business, commercial real estate, construction and consumer loans to be held in its loan portfolio; (ii) complement the Company's lending activities by investing in mortgage-backed and other securities; (iii) maintain the Company's relatively low cost of funds and (iv) manage the Company's level of interest rate risk. The Company also seeks to attract and retain customers through extended office hours, low turnover of employees and prompt, flexible and personalized production of a variety of loan products. In addition, it is a goal of the Company to increase its market share in the communities it serves through the acquisition or establishment of branch offices and, if appropriate, the acquisition of smaller financial institutions. Additionally, it is a goal of the Company to expand into new markets. The Company expanded its operations and lending into New Jersey and formed Towne Center in 1999, which is headquartered in Bergen County, New Jersey. In February 2001, the Company acquired Hardenburgh, a title insurance agency subsidiary, which operates in Goshen, New York. In addition, through the May 2001 acquisition of the Carmel, New York banking office of Country Bank, Warwick Savings expanded its operations into Putnam County, New York.

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

NEXT PAGE

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

            The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2002, which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined based on the earlier of term to repricing or the term to repayment of the asset or liability. The table is intended to provide an approximation of the projected repricing of assets and liabilities at December 31, 2002 on the basis of contractual maturities, anticipated prepayments and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be reinvested and/or repriced as a result of contractual amortization and anticipated early payoffs of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans.

NEXT PAGE

	At December 31, 2002
	Three Months or Less	More Than Three Months to Twelve Months	More Than One Year to Three Years	More Than Three Years to Five Years	More Than Five Years to Ten Years	More Than Ten Years	Total

Interest-earning assets:
One-to four-family loans(1)	$ 22,579	$ 62,005	$ 81,147	$ 35,869	$ 27,767	$6,119	$235,486
Multi family loans(1)	3,570	4,453	8,626	6,075	12,140	7,441	42,305
Commercial real estate loans(1)	18,814	10,936	24,460	16,173	18,914	12,522	101,819
Construction and development (1)	7,612	449	---	---	---	---	8,061
Commercial business loans(1)	13,386	2,221	3,873	1,965	473	2,649	24,567
Consumer loans(1)	19,688	11,153	13,589	2,143	2,985	1,936	51,494
Mortgage-backed securities	14,940	48,569	66,408	18,881	10,363	2,860	162,021
Mutual funds, common and preferred stock	2,455	---	---	---	---	6,552	9,007
Investment securities:
Held-to-maturity	1,184	1,301	---	72	253	---	2,810
Available-for-sale	10,239	2,000	5,356	---	8,490	11,673	37,758
Total interest-earning assets	114,467	143,087	203,459	81,178	81,385	51,752	675,328

Net deferred loan fees and costs(2)	112	145	203	92	86	41	679
Net interest-earning assets	114,579	143,232	203,662	81,270	81,471	51,793	676,007

Interest-bearing liabilities:
Passbook deposits(3)	52,637	---	54,846	35,827	33,722	---	177,032
NOW deposits	3,373	---	24,542	9,396	9,397	---	46,708
Money market deposits	49,057	---	21,024	---	---	---	70,081
Time deposits	34,998	61,699	15,887	4,669	---	---	117,253
Borrowed funds	11,500	32,000	111,295	59,700	2,000	---	216,495
Total interest-bearing liabilities	151,565	93,699	227,594	109,592	45,119	---	627,569
Interest rate sensitivity gap	$ (36,986)	$ 49,533	$(23,932)	$ (28,322)	$ 36,352	$ 51,793	$ 48,438
Cumulative interest rate sensitivity gap	$ (36,986)	$ 12,547	$(11,385)	$(39,707)	$(3,355)	$ 48,438
Cumulative interest rate sensitivity gap as a percentage of total assets	(4.73)%	1.61%	(1.46)%	(5.08)%	(0.43)%	6.20%
Cumulative net interest-earning assets as a percentage of cumulative interest-bearing liabilities	75.60%	105.12%	97.59%	93.18%	99.47%	107.72%

(1)	For purposes of the gap analysis, real estate, commercial business and consumer loans are not reduced for the allowance for loan losses and non-performing loans.
(2)	For purposes of the gap analysis, unearned fees and deferred loan origination costs are prorated.
(3)	For purposes of the gap analysis, based upon the Company's historical experience, management traditionally slots 20-25% of total savings account balances into the twelve-month time horizon.

            At December 31, 2002, the Company's total interest-earning assets maturing or repricing within one year exceeded its total interest-bearing liabilities maturing or repricing in the same time period by $12.5 million, representing a one-year cumulative "gap," as defined above, as a percentage of total assets of 1.61%.

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

            The Company's interest rate sensitivity is also monitored by management through the use of a model which internally generates estimates of the change in net portfolio value ("NPV") over a range of interest rate

NEXT PAGE

change scenarios. NPV is the present value of expected cash flows from assets, liabilities and offbalance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. For purposes of the NPV table, prepayment speeds similar to those used in the "gap" table were used, reinvestment rates were those in effect for similar products being offered and rates on core deposits were modified to reflect recent trends. The following table sets forth the Company's NPV as of December 31, 2002, as calculated by the Company.

	Net Portfolio Value			Portfolio Value of Assets
	(Dollars in thousands)
Rate in Basis Points (Rate Shock)	$ Amount	$ Change	% Change	NPV Ratio	% Change(1)

200	80,344	(11,105)	(12)	10.80	(0.78)
100	89,454	(1,995)	(2)	11.64	0.06
Static	91,449	---	---	11.58	---
(100)	84,032	(7,417)	(8)	10.47	(1.11)
(200)	N/M	N/M	N/M	N/M	N/M

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

            Average Balance Sheets. The following table sets forth certain information relating to the Company's consolidated statements of financial condition and consolidated statements of income for the years ended December 31, 2002, 2001 and 2000 and reflects the average yield on assets and average cost of liabilities for the periods shown. The yields and costs were derived by dividing interest income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances were computed based on average daily balances. The yields include deferred fees and discounts which are considered yield adjustments.

NEXT PAGE

	For the Years Ended December 31,
	2002			2001			2000
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
One-to four-family loans, net(1)	$299,976	$21,537	7.18%	$321,664	$24,139	7.50%	$286,953	$21,514	7.50%
Multi-family loans(1)(2)	29,656	2,511	8.47	12,468	1,161	9.31	6,921	749	10.82
Commercial real estate loans(1)(2)	82,545	6,372	7.72	45,607	3,752	8.23	31,231	2,796	8.95
Construction and development loans(1)(2)	8,708	538	6.18	4,256	320	7.52	2,814	295	10.48
Commercial business loans(1)(2)	32,662	1,975	6.05	34,781	2,698	7.75	18,609	1,697	9.12
Consumer loans(1)(2)	63,189	4,588	7.26	69,529	5,571	8.01	53,660	4,403	8.21
Mortgage-backed securities	110,575	6,259	5.66	93,036	6,041	6.49	88,895	6,296	7.08
Federal funds sold	1,801	20	1.11	3,753	116	3.09	272	13	4.78
Interest-earning accounts at banks	13,025	187	1.44	1,099	41	3.73	810	51	6.30
Investment securities	95,755	5,718	5.97	123,114>	8,281	6.72	101,956	7,816	7.67
Total interest-earning assets	737,892	49,705	6.74	709,307	52,120	7.35	592,121	45,630	7.71
Non-interest earning assets	46,020			45,570			42,037
Total assets	$783,912			$754,877			$634,158

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Savings deposits	$153,913	3,730	2.42	$114,952	3,314	2.88	$ 91,888	2,581	2.81
Mortgage escrow funds	3,883	79	2.03	4,850	97	2.00	6,800	136	2.00
NOW deposits	42,065	523	1.24	34,772	578	1.66	25,473	367	1.44
Money market deposits	75,621	1,408	1.86	70,982	2,356	3.32	53,772	2,502	4.65
Time deposits	113,094	3,526	3.12	120,692	6,168	5.11	107,462	6,041	5.62
Total deposits	388,576	9,266	2.38	346,248	12,513	3.61	285,395	11,627	4.07
Borrowed funds	247,515	12,558	5.07	278,053	14,902	5.36	238,741	14,599	6.11
Total interest-bearing liabilities	636,091	21,824	3.43	624,301	27,415	4.39	524,136	26,226	5.00
Non-interest bearing liabilities	67,915			56,112			43,350
Total liabilities	704,006			680,413			567,486
Stockholders' Equity	79,906			74,464			66,672
Total liabilities and stockholders' equity	$783,912			$754,877			$634,158
Net interest income/interest rate spread(2)		$27,881	3.31%		$24,705	2.96%		$19,404	2.71%
Net interest-earning assets/net interest margin(3)	$ 101,801		3.78%	$ 85,006		3.48%	$ 67,985		3.28%
Ratio of interest-earning assets to interest-bearing liabilities			116.00%			113.62%			112.97%

(1) In computing the average balance of loans, non-accrual loans have been included.
(2) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3) Net interest margin on interest-bearing assets represents net interest income as a percentage of average-earning assets.

NEXT PAGE

            Rate/Volume Analysis. The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume) and (iii) the net change. The changes attributable to the combined impact of volume and rate (net change) have been allocated proportionately to the changes due to volume and the changes due to rate.

	Year Ended December 31, 2002 Compared to Year Ended December 31, 2001			Year Ended December 31, 2001 Compared to Year Ended December 31, 2000
	Increase (Decrease) In Net Interest Income Due to			Increase (Decrease) In Net Interest Income Due to
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)

Interest-earning assets:
One-to four-family loans, net	$(1,627)	$ (975)	$(2,602)	$2,603	$ 22	$2,625
Multi family loans, net	1,601	(251)	1,350	600	(188)	412
Commercial real estate loans, net	3,039	(419)	2,620	1,287	(331)	956
Construction and development loans, net	335	(117)	218	151	(126)	25
Commercial business loans, net	(165)	(558)	(723)	1,467	(466)	1,001
Consumer loans, net	(508)	(475)	(983)	1,303	(135)	1,168
Mortgage-backed securities	1,139	(921)	218	291	(546)	(255)
Federal funds sold	(60)	(36)	(96)	166	(63)	103
Interest-earning accounts at banks	445	(299)	146	18	(28)	(10)
Investment securities	(1,840)	(723)	(2,563)	1,622	(1,157)	465
Total	2,359	(4,774)	(2,415)	9,508	(3,018)	6,490

Interest-bearing liabilities:
Savings deposits	1,123	(707)	416	648	85	733
Mortgage escrow funds	(19)	1	(18)	(39)	---	(39)
NOW deposits	119	(174)	(55)	134	77	211
Money market deposits	154	(1,102)	(948)	801	(947)	(146)
Time deposits	(387)	(2,255)	(2,642)	744	(617)	127
Borrowed funds	(1,636)	(708)	(2,344)	2,404	(2,101)	303
Total	(646)	(4,945)	(5,591)	4,692	(3,503)	1,189

Net change in net interest income	$3,005	$ 171	$3,176	$4,816	$ 485	$5,301

Comparison of Financial Condition at December 31, 2002 and December 31, 2001

            Total assets decreased $25.5 million to $781.2 million at December 31, 2002 from $806.7 million at December 31, 2001. This decrease in total assets was primarily the result of a $55.4 million or 10.7% decrease in the Company's loan portfolio. One-to four-family real estate loans decreased $70.6 million, or 23.3% at December 31, 2002 to $232.0 million from $302.6 million at December 31, 2001. Partially offsetting this decrease was the $42.7 million, or 72.27% increase in commercial real estate loans. The increase in the commercial real estate loan portfolio resulted primarily from the Company's purchase of seasoned commercial real estate mortgage loans from two separate sellers that aggregated $45.0 million and $13.9 million, respectively. Funding for the purchases was provided principally by amortization in the residential mortgage loan and consumer loan portfolio, as well as, investment securities maturities and amortizations. Securities available-for-sale increased $2.5 million to $208.8 million at December 31, 2002 from $206.3 million at December 31, 2001.

            Due to increased emphasis in commercial lending and the related increased credit risk generally inherent in commercial loans as compared to residential mortgage loans and consumer loans, and as a result of management's assessment of the local economy and market conditions, the Company increased the

NEXT PAGE

allowance for loan losses to $4.9 million at December 31, 2002 from $3.6 million at December 31, 2001. Additionally, the FHLBNY repurchased $5.7 million, net, of its capital stock from the Company which reduced the Company's investment in FHLBNY capital stock from $16.9 million at December 31, 2001 to $11.2 million at December 31, 2002.

            Deposits increased $44.5 million, or 10.5%, from $422.2 million at December 31, 2001 to $466.7 million at December 31, 2002. The increase in deposits was primarily reflected in changes to the following accounts: a $43.4 million increase in savings accounts, a $8.0 million increase in NOW accounts and a $4.2 million increase in non-interest-bearing checking accounts and a decrease in certificates of deposit of $6.1 million and a decrease in money market accounts of $5.6 million. The Company remains a deposit-driven financial institution with emphasis on core deposit accumulation and retention as a basis for sound growth and profitability. The Company believes its record of sustaining core deposit growth is reflective of the Company's retail approach to banking which emphasizes convenient branch locations, extended hours of operation, quality service and active marketing.

            Borrowed funds, comprised primarily of advances from the FHLBNY, decreased $74.3 million, to $216.5 million at December 31, 2002 from $290.8 million at December 31, 2001. The decrease in borrowings was funded with proceeds received from our securities and loan portfolios as set forth above, as well as increased deposits and reduced the Company's reliance on FHLBNY advances.

            Total stockholders' equity increased $7.1 million, or 9.6%, from $74.0 million at December 31, 2001 to $81.1 million at December 31, 2002. The increase was primarily attributable to net income of $9.7 million, a decrease in unearned ESOP and RRP common stock which resulted in a $2.1 million increase in stockholders' equity and a $1.4 million increase in other comprehensive income (loss), net. The increase in stockholders' equity was partially offset by stock repurchases of 163,235 shares of the Company's outstanding stock at a total cost of $4.6 million. The increase in stockholders' equity was also partially offset by the payment of quarterly cash dividends to stockholders amounting to $1.5 million. On January 22, 2003, the Company declared a dividend on its common stock of $0.14 per share of common stock. The dividend was paid on February 14, 2003 to stockholders of record on February 3, 2003.

Comparison of Operating Results for the Years Ended December 31, 2002 and 2001

            General. For the year ended December 31, 2002, the Company recognized net income of $9.7 million, or $2.02 per diluted share, compared to net income of $5.9 million, or $1.24 per diluted share, for the comparable period in 2001. The increase was primarily attributable to the decreases in interest expense and non-interest expense coupled with increased non-interest income. Net interest income and non-interest income increased $2.8 million and $1.9 million, or 11.9% and 32.4%, respectively for the year ended December 31, 2002, while non-interest expense decreased $1.9 million, or 9.3%. Partially offsetting these increases was the 83.7% increase in the provision for income taxes. For the year ended December 31, 2002, the return on average assets ("ROAA") and the return on average equity ("ROAE") were 1.23% and 12.08%, respectively. The ROAA and ROAE for the corresponding period in 2001 were 0.79% and 7.97%, respectively.

            Net Interest Income. Net interest income for the year ended December 31, 2002 increased $2.8 million, or 11.3%, to $27.5 million, from $24.7 million for the year ended December 31, 2001.

            Net interest margin is net interest income expressed as a percentage of total average earning assets. For the year ended December 31, 2002, the net interest margin was 3.78% as compared to 3.48% for the year ended December 31, 2001. This increase was primarily attributable to an increase in average interest-earning assets coupled with a 96 basis point decrease in the average rate paid on interest-bearing liabilities. The

NEXT PAGE

decrease in the average rate paid on interest-bearing liabilities was primarily attributable to a 199 basis point decrease in the average rate paid on certificates of deposit, a 46 basis point decrease in the average rate paid on money market accounts and a 46 basis point decrease in the average rate paid on passbook accounts as compared to the year ended December 31, 2001. The lower average rates in 2002 resulted from the lower interest rate environment and a shift in deposit mix from relatively higher cost certificates of deposit toward relatively lower cost transaction accounts. Average interest-earning assets increased $28.6 million from $709.3 million for the year ended December 31, 2001 to $737.9 million for the year ended December 31, 2002, while average interest-bearing liabilities increased $11.8 million from $624.3 million to $636.1 million for the same period.

            Interest Income. Interest income amounted to $49.3 million for the year ended December 31, 2002, as compared to $52.1 million for the year ended December 31, 2001. This decrease of $2.8 million, or 5.4%, was primarily the result of the $2.6 million decrease in interest earned on the Company's residential mortgage loan portfolio and the $2.3 million decrease in interest and dividends earned on the securities, as compared to the respective amounts earned for the year ended December 31, 2001. Partially offsetting these decreases was the increase of $4.2 million in interest earned on the Company's commercial real estate loan portfolio.

            The decrease in interest income on the Company's one-to four-family mortgage loan portfolio was attributable to the decrease in the average yield to 7.18% for the year ended December 31, 2002 from 7.50% for the comparable period in 2001 and the decrease in the average balances of these loans at December 31, 2002 to $300.0 million for the year ended December 31, 2002, as compared to $321.7 million to the year ended December 31, 2001. The increase in interest earned on the Company's commercial real estate loan portfolio resulted primarily from the increase in the average balances of these loans at December 31, 2002 to $120.9 million for the year ended December 31, 2002, as compared to $62.3 million for the comparable period in 2001. The average yield of the portfolio declined to 7.60% at December 31, 2002 from 8.38% for the year ended December 31, 2001.

            The decrease in interest and dividends earned on securities resulted mainly from the decrease in the average yield on investment securities and mortgage-backed securities to 5.66% and 5.97%, respectively, for the year ended December 31, 2002 as compared to 6.50% and 6.73% , respectively, for the year ended December 31, 2001.

            Interest Expense. Interest expense for the year ended December 31, 2002 on total interest-bearing deposits and borrowed funds decreased by $5.6 million when compared to the comparable period in 2001. This decrease was a result of the decrease in the average cost and average balance of certificate accounts, as well as the decrease in the average cost of money market accounts which decreased to 1.86% at December 31, 2002 from 3.32% for the comparable period in 2001. The decline in the average balance of certificate accounts is attributable to the low interest rate environment that continued into 2002 coupled with a shift in the deposit mix away from relatively higher cost certificates of deposit toward relatively lower cost transaction accounts. The cost of funds was influenced by a decline in rates as well as a change in the mix of deposits. The decline in the average balance and rate paid on borrowed funds also contributed to the decrease in interest expense. Partially offsetting these decreases was the increase of $39.0 million in the average balance of passbook deposits.

            Provisions for Loan Losses. The provision for loan losses for the year ended December 31, 2002 increased $359,000, or 36.6%, to $1.3 million compared to the year ended December 31, 2001. The increase was primarily due to the increased emphasis in commercial lending and the related increased credit risk generally inherent in commercial loans as compared to residential mortgage loans and consumer loans, and management's assessment of the local economy and market conditions.

NEXT PAGE

            Non-Interest Income. Non-interest income, net, for the year ended December 31, 2002 and December 31, 2001 totaled $7.9 million and $5.9 million, respectively. Other income, service and fee income and gain on sale of securities transactions increased $986,000, $906,000 and $480,000, respectively, for the year ended December 31, 2002, as compared to the year ended December 31, 2001. The increase in other income was primarily the result of the $816,000 non-recurring gain on the curtailment of the Company's pension plan. The increase in service and fee income resulted primarily from deposit and commercial loan growth, fee income generated from the title insurance company and income generated from the sales of mutual funds and tax-deferred annuities. Partially offsetting these increases was the $337,000 decrease in net gain on sale of loans and the $110,000 decrease in the gain on sale of mortgage servicing rights.

            Non-Interest Expense. Non-interest expense decreased by $1.9 million, or 9.3%, to $18.5 million for the year ended December 31, 2002, as compared to $20.4 million for the year ended December 31, 2001. Salaries and employee benefits and other expenses decreased $1.2 million and $578,000, respectively, for the year ended December 31, 2002. The decrease in salaries and employee benefits resulted primarily from $1.2 million in salary savings associated with the elimination of positions due to the Company's initiative to process its originated residential mortgage loans through an arrangement with an outside vendor, as well as, the $870,000 decrease in expense related to the one-time compensation charge associated with the retirement of the Company's former Chairman of the Board and Chief Executive Officer that was incurred during 2001. Professional fees decreased $299,000 for the year ended December 31, 2002, primarily due to expenses incurred during 2001 for the purchase of Hardenburgh and the Carmel, New York branch purchase. Other expenses decreased $578,000 for the year ended December 31, 2002. The decrease was primarily attributable to cost savings achieved with the processing of originated residential mortgage loans through an outside vendor. Partially offsetting these decreases was $197,000 in non-recurring expense related to the curtailment of the Company's pension plan, a $446,000 increase in ESOP compensation and a $169,000 increase in advertising expense.

            Provision for Income Taxes. The provision for income taxes increased from $3.3 million for the year ended December 31, 2001 to $6.2 million for the year ended December 31, 2002 due to a rise in pre-tax income of 72.1%. The Company's effective tax rate increased to 39.14% at December 31, 2002 from 35.58% at December 31, 2001, partially due to an increase in state income taxes.

Comparison of Operating Results for the Years Ended December 31, 2001 and 2000

            General. Net income for the year ended December 31, 2001 totaled $5.9 million, or $1.27 per basic share, compared to a net income of $4.4 million, or $0.91 per share, for the comparable period in 2000. Fully diluted earnings per share were $1.24 and $0.91 for the year ended December 31, 2001 and 2000, respectively. The increase was primarily attributable to the increase of 27.3% in net interest income and 10.7% in non-interest income, and was partially offset by a 17.6% increase in non-interest expenses.

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

NEXT PAGE

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

            Provisions for Loan Losses. The provision for loan losses for the years ended December 31, 2001 and 2000 was $979,200 and $900,000, respectively. The increase in the provision was a result of management's assessment of the growth in the loan portfolio and its assessment of the local economy and market conditions. At December 31, 2001, the allowance for loan losses totaled $3.6 million, and the ratio of such allowance to non-performing loans was 231.45%.

            Non-Interest Income. Non-interest income, consisting primarily of service and fee income and gains and losses on securities and loan transactions, increased by $572,000, or 10.7%, to $5.9 million for the year ended December 31, 2001, as compared to $5.4 million for the year ended December 31, 2000. This increase was primarily attributable to a $986,000 increase in service and fee income and a $87,000 increase in gain on the sale of loans partially offset by a $275,000 decrease in other income. The increase in service and fee income was primarily from deposit and loan growth, an increase in the amount of fee income generated from the sales of mutual funds and tax-deferred annuities and fee income associated with the Company's debit card. The gain on the sale of loans was attributable to an increase in the number of originated mortgage loans that were sold with servicing released in conjunction with the Company's decision to exit the residential mortgage loan servicing business.

            Non-Interest Expense. Non-interest expense increased by $3.0 million, or 17.3%, to $20.4 million for the year ended December 31, 2001, as compared to $17.4 million for the year ended December 31, 2000. This increase resulted primarily from an increase in salaries and employee benefits of $1.5 million attributable to additions to staff necessary to attract and service a growing number of loan account and deposit account customers, and to the costs associated with the retirement of the former Chairman of the

NEXT PAGE

Company. Occupancy expense and data processing expense increased $302,000 and $39,000, respectively, due primarily to Towne Center and Warwick Savings' new full-service branch. Professional fees increased $201,000 due to expenses incurred with Hardenburgh and the Carmel, New York branch purchase. The increase in other expenses was the result of non-recurring charges associated with exiting the mortgage loan servicing business and charges associated with the integration of Hardenburgh and the Carmel, New York branch with the Company's operational platforms. Partially offsetting these increases was the decrease in advertising expense of $48,000.

            Provision for Income Taxes. The provision for income taxes increased from $2.1 million for the year ended December 31, 2000 to $3.3 million for the year ended December 31, 2001. This increase was attributable to the increase in pre-tax income of 42.6%.

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

            Both Warwick Savings and Towne Center maintain appropriate levels of liquid assets. As a member of the FHLBNY, Warwick Savings has the availability of one line of credit for borrowing in the amount of $35.0 million on an over-night basis. In accordance with the FHLBNY's credit policy, the Company now has total credit facilities available of nearly $159.0 million, inclusive of the aforementioned amounts, before the delivery of qualifying collateral is required. Additionally, the Company has another source of liquidity if the need arises which is to borrow up to $5 million from a commercial bank on an unsecured basis.

            The primary investing activities of the Company are the origination of one- to four-family residential mortgage loans, commercial real estate and commercial business loans, a variety of consumer loans, and the purchase of mortgage-backed securities and debt and equity securities. During the years ended December 31, 2002, 2001 and 2000, the Company's disbursements for loan originations totaled $138.4 million, $242.6 million and $210.5 million, respectively. Purchases of mortgage-backed securities totaled $68.4 million, $57.6 million and $4.6 million for the years ended December 31, 2002, 2001 and 2000, respectively. Other debt and equity securities purchased during the years ended December 31, 2002, 2001 and 2000 were $71.8 million, $60.8 million and $9.1 million, respectively. The Company's investing activities are funded primarily by net deposit inflows, sales of loans and securities and principal repayments on loans and securities.

            At December 31, 2002, the Company's total approved loan origination commitments outstanding totaled $25.3 million and the unadvanced/unused portion of lines of credit totaled $41.6 million. Management of the Company believes it will have sufficient funds available to meet its current originations and other lending commitments. Certificates of deposit scheduled to mature in one year or less from December 31, 2002 totaled $96.7 million. Based on historical experience and pricing strategy, management believes that a significant portion of such deposits will remain with the Company.

            At December 31, 2002, the Company had cash and due from banks of $59.7 million and securities available for sale of $208.8 million. Management believes these amounts, together with the Company's borrowing capabilities, to be more than adequate to meet its short-term cash needs.

NEXT PAGE

            The Company's liquidity is available to, among other things, support future expansion of operations or diversification into other banking related businesses, pay dividends or repurchase its common stock. During the year ended December 31, 2002, the Company used its liquidity to repurchase a total of 163,235 shares of the Company's outstanding common stock at a total cost of $4.6 million. Total dividends declared and paid for the year ended December 31, 2002 aggregated $0.31 per share, or a total of $1.5 million. The declaration and payment of dividends are subject to, among other things, Warwick's financial condition and results of operations, regulatory capital requirements, tax considerations, industry standards, economic conditions, regulatory restrictions, general business practices and other factors.

Regulatory Capital Position

            Warwick Savings, Warwick Commercial and Towne Center are subject to minimum regulatory capital requirements imposed by the FDIC which vary according to an institution's capital level and the composition of its assets. An insured institution is required to maintain Tier I capital of not less than 3.00% of total assets plus an additional amount of at least 100 to 200 basis points ("leverage capital ratio"). An insured institution must also maintain a ratio of total capital to risk-based assets of at least 8.00%. Although the minimum leverage capital ratio is 3.00%, FDICIA stipulates that an institution with less than a 4.00% leverage capital ratio is deemed to be an undercapitalized institution, which results in the imposition of regulatory restrictions. Warwick Savings', Warwick Commercial's and Towne Center's capital ratios qualify them to be deemed well capitalized under FDICIA. In addition, Warwick's capital ratios exceed the minimum regulatory capital requirements imposed by the Federal Reserve Board, which are substantially similar to the requirements of the FDIC. See Note 13 to the Notes to Consolidated Financial Statements for Warwick and Warwick Savings' regulatory capital position as of December 31, 2002 and 2001.

Impact of Inflation and Changing Prices

            The Financial Statements and Notes thereto presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. Unlike industrial companies, nearly all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

Impact of New Accounting Standards

            See Note 1 to Notes to the Consolidated Financial Statements.

ITEM 7A.   Quantitative and Qualitative Disclosures About Market Risk

            The information required by this item appears under the caption "Management of Interest Rate Risk" under Item 7 above.

NEXT PAGE

ITEM 8. Financial Statements and Supplementary Data

Consolidated Statements of Financial Condition
	December 31,
Assets	2002	2001

ASSETS
Cash on hand and due from banks	$ 59,667,363	$ 20,765,609
Federal Funds Sold	---	5,000,000
Securities-
Available-for-sale, at fair value	208,786,899	206,252,898
Held-to-maturity, at amortized cost (fair value of $2,812,182 in 2002 and $3,335,831 in 2001)	2,810,238	3,318,857
Total securities	211,597,137	209,571,755

Real estate loans, net	387,676,632	412,179,060
Consumer loans, net	52,115,500	73,409,277
Commercial business loans, net	24,619 253	34,233,231
Allowance for loan losses	(4,931,851)	(3,649,666)
Accrued interest receivable	3,381,466	3,680,483
Federal Home Loan Bank stock	11,199,800	16,934,800
Bank premises and equipment, net	9,266,157	9,925,328
Other real estate owned, net	1,144,900	1,149,220
Bank owned life insurance	12,063,849	11,338,664
Goodwill and other intangible assets	2,609,025	2,815,833
Other assets	10,829,536	9,348,101
Total assets	$781,238,767	$806,701,695

Liabilities and Stockholders' Equity

LIABILITIES:
Deposits	$466,676,130	$422,245,892
Mortgage escrow funds	3,368,018	3,675,987
Securities sold under agreements to repurchase	---	2,500,000
Federal Home Loan Bank advances	216,495,000	290,785,000
Accrued expenses and other liabilities	13,591,285	13,491,819
Total liabilities	700,130,433	732,698,698
COMMITMENTS AND CONTINGENCIES (NOTE 14)

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 5,000,000 share authorized; none issued	---	---
Common stock, $.01 par value; 15,000,000 shares authorized; 6,632,814 shares and 6,628,148 shares issued in 2002 and 2001, respectively; 4,833,407 and 4,991,976 shares outstanding in 2002 and 2001, respectively	66,328	66,281
Additional paid-in capital	64,518,468	63,680,835
Retained earnings - subject to restrictions	47,855,206	39,739,355
Accumulated other comprehensive income (loss), net	585,075	(822,225)
Less - Unallocated common stock held by ESOP	(4,069,172)	(4,900,359)
Less - Unearned common stock held by RRP	(1,488,565)	(2,001,377)
Less - Treasury stock (1,799,407 and 1,636,172 shares in 2002 and 2001, respectively)	(26,359,006)	(21,759,513)
Total stockholders' equity	81,108,334	74,002,997
Total liabilities and stockholders' equity	$781,238,767	$806,701,695

The accompanying notes are an integral part of these consolidated statements.

NEXT PAGE

Consolidated Statements of Income
	For the Years Ended December 31,
	2002	2001	2000
INTEREST INCOME:
Interest on real estate loans	$30,958,381	$29,371,717	$25,353,885
Interest on consumer loans	4,587,810	5,571,000	4,402,496
Interest on commercial business loans	1,974,594	2,697,384	1,697,092
Interest on securities	11,977,708	14,322,268	14,112,074
Interest on federal funds sold	20,399	116,174	13,395
Interest on short-term money market instruments	186,811	41,269	50,673
Total interest income	49,705,703	52,119,812	45,629,615

INTEREST EXPENSE:
Time deposits	3,526,844	6,167,925	6,040,913
Money market deposits	1,407,875	2,356,414	2,502,378
Savings deposits	4,252,879	3,890,974	2,948,015
Mortgagors' escrow funds	78,844	96,813	136,356
Borrowed funds	12,557,963	14,902,415	14,597,927
Total interest expense	21,824,405	27,414,541	26,225,589
Net interest income	27,881,298	24,705,271	19,404,026

PROVISION FOR LOAN LOSSES	1,338,000	979,200	900,000
Net interest income after provision for loan losses	26,543,298	23,726,071	18,504,026

NON-INTEREST INCOME:
Service and fee income	5,432,312	4,526,090	3,540,306
Gain (loss) on securities transactions	507,282	26,717	(877,691)
Net gain on sale of loans	349,943	687,012	600,397
Gain on sale of mortgage servicing rights	---	109,581	1,238,991
Gain on curtailment of pension plan	816,815	---	---
Other income	760,460	591,054	866,162
Total non-interest income, net	7,866,812	5,940,454	5,368,165

NON-INTEREST EXPENSE:
Salaries and employee benefits	10,423,390	11,641,807	10,108,593
FDIC insurance	79,935	72,014	62,377
Occupancy	2,136,097	2,191,354	1,889,087
Data processing	1,171,219	1,101,969	1,063,209
Advertising	303,646	134,456	182,387
Professional fees	1,094,643	1,393,755	1,192,364
Other	3,334,102	3,912,086	2,907,448
Total non-interest expense	18,543,032	20,447,441	17,405,465
Income before provision for income taxes	15,867,078	9,219,084	6,466,726

PROVISION FOR INCOME TAXES	6,211,492	3,280,612	2,056,473
Net income	$ 9,655,586	$ 5,938,472	$ 4,410,253

WEIGHTED AVERAGE:
Common shares	4,585,678	4,689,255	4,872,499
Dilutive stock instruments	191,239	98,029	---
Diluted common shares	4,776,917	4,787,284	4,872,499
Earnings Per Share:
Basic	$ 2.11	$ 1.27	$ 0.91
Diluted	$ 2.02	$ 1.24	$ 0.91

The accompanying notes are an integral part of these consolidated statements.

NEXT PAGE

Consolidated Statements of Changes in Stockholders' Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss) Net	Unallocated ESOP Common Stock	Unearned RRP Common Stock	Treasury Stock	Compre- hensive Income

BALANCE, December 31, 1999	$66,065	$62,977,982	$32,429,671	$ (6,831,889)	$(6,515,035)	$(3,262,607)	$(12,292,122)
Net income	---	---	4,410,253		---	---	---	$ 4,410,253
Unrealized appreciation on securities available-for-sale, net tax of $2,879,489	---	---	---	4,323,389	---	---	---	4,323,389
Comprehensive income		---	---	---	---	---	---	$ 8,733,642
Allocation of ESOP stock	---	33,825	---	---	794,695	---	---
Cash dividends paid ($0.27 per share)	---	---	(1,480,836)	---	---	---	---
Earned portion of RRP	---	27,278	---	---	---	891,742	---
Valuation adjustment related to net increase in deferred tax benefit	---	---	414,633	---	---	---	---
Purchase of treasury stock	---	---	---	---	---	---	(3,406,520)
BALANCE, December 31, 2000	66,065	63,039,085	35,773,721	(2,508,500)	(5,720,340)	(2,370,865)	(15,698,642)
Net income	---	---	5,938,472	---	---	---	---	$ 5,938,472
Unrealized appreciation on securities available-for-sale, net tax of $1,124,535	---	---	---	1,686,275	---	---	---	1,686,275
Comprehensive income		---	---	---	---	---	---	$ 7,624,747
Allocation of ESOP stock	---	247,168	---	---	819,981	---	---
Cash dividends paid ($0.38 per share)	---	---	(1,972,838)	---	---	---	---
Earned portion of RRP	---	27,598	---	---	---	369,488	---
Exercise of stock options	216	366,984	---	---	---	---	---
Purchase of treasury stock	---	---	---	---	---	---	(6,060,871)
BALANCE, December 31, 2001	66,281	63,680,835	39,739,355	(822,225)	(4,900,359)	(2,001,377)	(21,759,513)
Net income	---	---	9,655,586	---	---	---	---	$ 9,655,586
Unrealized appreciation on securities available-for-sale, net tax of $1,511,607	---	---	---	2,262,447	---	---	---	2,262,447
Minimum pension liability adjustment, net tax of $570,098	---	---	---	(855,147)	---	---		(855,147)
Comprehensive income		---	---	---	---	---	---	$11,062,886
Allocation of ESOP stock	---	626,894	---	---	831,187	---	---
Cash dividends paid ($0.31 per share)	---	---	(1,539,735)	---	---	---	---
Earned portion of RRP	---	145,668	---	---	---	512,812	---
Exercise of stock options	47	65,071	---	---	---	---	(27)
Purchase of treasury stock	---	---	---	---	---	---	(4,599,466)
BALANCE, December 31, 2002	$66,328	$64,518,468	$47,855,206	$ 585,075	$(4,069,172)	$(1,488,565)	$(26,359,006)

The accompanying notes are an integral part of these consolidated statements.

NEXT PAGE

Consolidated Statements of Cash Flows
	For the Year Ended December 31,
	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 9,655,586	$ 5,938,472	$ 4,410,253
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation	916,809	953,517	851,891
Amortization of core deposit intangibles	206,756	227,239	---
Net accretion on investment securities, net	(650,072)	(1,852,430)	(2,291,465)
Net decrease (increase) in accrued interest receivable	299,016	(321,509)	(142,612)
Net increase BOLI and other assets	(2,206,620)	(8,151,192)	(6,494,619)
Provision for loan losses	1,338,000	979,200	900,000
Net gain on sale of mortgage servicing rights	---	(109,581)	(1,238,991)
Net gain on curtailment of the defined benefit pension plan	(816,815)	---	---
Mortgage loans originated for sale	(47,628,073)	(17,032,796)	(42,639,574)
Proceeds from mortgage loan sales	48,070,943	41,653,821	43,239,971
Net gain on sales of loans	(349,943)	(687,012)	(600,397)
Net gain on sale of credit card portfolio	(68,510)	---	---
Net (gain) loss on sale of securities	(507,282)	(26,717)	877,691
(Decrease) increase in accrued interest payable	(624,770)	695,601	(122,387)
Net increase in accrued expenses and other liabilities	724,236	3,805,897	1,581,208
Net cash provided by (used in) operating activities	8,359,261	26,072,510	(1,669,031)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and calls of securities	42,137,132	28,326,221	13,650,000
Purchases of securities	(140,157,878)	(118,449,335)	(13,615,940)
Proceeds from sales of securities available-for-sale	33,316,642	7,532,699	34,913,186
Principal repayments from mortgage-backed securities	67,101,133	27,203,632	11,523,699
Redemption (purchases) of Federal Home Loan Bank stock	5,735,000	(3,682,500)	(1,500,300)
Purchase of commercial loan portfolios	(61,617,858)	---	---
Net decrease (increase) in loans	116,620,022	(109,717,063)	(86,713,932)
Purchases of banking premises and equipment, net	(193,811)	(3,258,578)	(642,734)
Net cash provided by (used in) investing activities	62,940,382	(172,044,924)	(42,386,021)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	44,430,238	74,115,265	65,058,246
Net (decrease) increase in mortgage escrow funds	(307,969)	1,223,544	964,682
Net (decrease) increase in borrowed funds	(76,790,000)	87,640,000	(33,405,000)
Cash dividends paid on common stock	(1,539,735)	(1,972,838)	(1,480,836)
Purchase of treasury stock	(4,599,466)	(6,060,871)	(3,406,520)
Stock options exercised	65,044	367,200	---
ESOP allocation	831,187	819,981	794,695
Earned portion of RRP	512,812	369,488	891,742
Net cash (used in) provided by financing activities	(37,397,889)	156,501,769	29,417,009
Increase (decrease) in cash and cash equivalents	33,901,754	10,529,355	(14,638,043)
Cash and cash equivalents, beginning of year	25,765,609	15,236,254	29,874,297
Cash and cash equivalents, end of year	$ 59,667,363	$ 25,765,609	$ 15,236,254
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for-
Interest on deposits and borrowed funds	$ 22,449,175	$ 26,718,940	$ 26,347,975
Income taxes	7,222,593	3,474,789	1,802,750

The accompanying notes are an integral part of these consolidated statements.

NEXT PAGE

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

            Basis of Presentation. The accompanying consolidated financial statements include the accounts of the Parent Company, its savings bank subsidiary, The Warwick Savings Bank ("Warwick Savings"), its commercial bank subsidiary, The Towne Center Bank ("Towne Center") and its title business subsidiary, Hardenburgh Abstract Company of Orange County, Inc. ("Hardenburgh"). All significant intercompany balances and transactions are eliminated in consolidation. Towne Center was established by the Parent Company as of October 26, 1999. Warwick Commercial Bank ("Warwick Commercial") was formed in 2001, as a subsidiary of Warwick Savings, for the purpose of accepting government deposits. Hardenburgh was acquired in 2001 to engage in the title insurance business.

            Use of Estimates in the Preparation of Financial Statements. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported assets and liabilities as of the date of the consolidated statements of financial condition. The same is true of revenues and expenses reported for the period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant changes relate to the allowance for loan losses.

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

            Securities. The Company classifies its securities as trading securities, available-for-sale securities, or held-to-maturity securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Trading securities are debt and equity securities that are bought principally for the purpose of selling them in the near term, and are carried at fair value with unrealized gains and losses included in earnings. Securities classified as held-to-maturity consist of debt securities which the Company has the positive intent and ability to hold to maturity and are carried at amortized cost. Securities considered neither trading nor held-to-maturity are classified as available-for-sale securities and are carried at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity (net of related deferred taxes). Realized gains or losses are recognized when securities are sold or called using the specific identification method. The estimated fair market value of all investment securities is determined by use of quoted market price. At December 31, 2002 and 2001, the Company did not have any securities classified as trading.

            Federal Home Loan Bank stock is considered restricted stock under SFAS No. 115 and, accordingly, is carried at cost.

            Loans. Loans are stated at the principal amount outstanding, net of deferred fees and costs. Loans are generally placed on non-accrual status when management has determined that the borrower will be unable to meet contractual principal or interest obligations or when interest or principal payments are 90 days past due. When a loan is classified as non-accrual, the recognition of interest income ceases. Interest previously

NEXT PAGE

accrued and remaining unpaid is reversed against income. Cash payments received are applied to principal and interest income is not recognized unless management determines that the financial condition and payment record of the borrower warrants the recognition of income.

            Allowance for Loan Losses. The allowance for loan losses is a significant estimate based upon management's periodic evaluation of the loan portfolio under current economic conditions, considering factors such as the Company's past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, and the estimated value of the underlying collateral. Establishing the allowance for loan losses involves significant management judgment, utilizing the best available information at the time of review. Those judgments are subject to further review by various sources, including Warwick Savings' and Towne Center's regulators, who may require the Company to recognize additions to the allowance based on their judgement about information available to them at the time of their examination. While management estimates loan losses using the best available information, future adjustments to the allowance may be necessary based on changes in economic and real estate market conditions, further information obtained regarding known problem loans, the identification of additional problem loans, and other factors.

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

            Mortgage Loans Held-for-Sale. Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate, with net unrealized losses (if any) reported in earnings. Realized gains and losses on sales of loans are based on the cost of the specific loans sold. Mortgage loans held-for-sale are carried net of deferred fees, which are recognized into income at the time the loans are sold to investors. Gains or losses on the sale of mortgage loans held for sale are recognized at the settlement date and are determined by the difference between the net proceeds and the amortized cost.

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

NEXT PAGE

            Goodwill and Other Intangibles. Goodwill and other intangible assets consist of goodwill and core deposit premiums. Goodwill represents the excess of the purchase price over the estimated fair value of identifiable net assets acquired through purchase acquisition.

            Goodwill resulting from the acquisition of Hardenburgh in 2001 was being amortized on a straight line basis over 10 years prior to the adoption of Statement No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002. Effective that date, the Company ceased the amortization of goodwill.

            Core deposit premiums resulting from the acquisition of branches are being amortized over 10 years.

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

            Employee Benefit Costs. The Company maintains a noncontributory retirement pension plan that was curtailed in April 2002 as well as a benefit restoration plan covering certain executives. The costs of these plans, based on actuarial computations of current and future benefits for employees, are charged to current operating expenses. The Company also provides certain postretirement medical and life insurance benefits to substantially all employees and retirees, as well as dental benefits to a closed group of retirees. The cost of postretirement benefits other than pensions is recognized on an accrual basis as employees perform services to earn benefits.

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

            Employee Stock Ownership Plan. Compensation expense is recognized for shares committed to be released to directly compensate employees equal to the fair value of the shares committed. In addition, leveraged ESOP debt and related interest expense are reflected in the Company's financial statements. Fluctuations in compensation expense will occur as a result of changes in the fair value of the Company's common stock; however, any such compensation expense fluctuations will result in an offsetting adjustment to paid-in capital.

            Stock Options. At December 31, 2002, the Company has a stock-based employee compensation plan, which is described more fully in Note 1. The Company accounts for this plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Financial

NEXT PAGE

Accounting Standards Board ("FASB") Statement No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123") to stock-based employee compensation.

	Years Ended December 31,
	2002	2001	2000

Net income, as reported	$9,655,586	$5,938,472	$4,410,253
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(623,987)	(368,572)	(312,672)

Pro forma net income	$ 9,031,599	$5,569,900	$4,097,581

Earnings per share:
Basic-as reported	$2.11	$1.27	$0.91
Basic-pro forma	$1.97	$1.19	$0.84

Diluted- as reported	$2.02	$1.24	$0.91
Diluted-pro forma	$1.89	$1.16	$0.84

            Recognition and Retention Plan. The Company's Recognition and Retention Plan ("RRP") is also accounted for in accordance with APB Opinion No. 25. The fair value of the shares awarded, measured at the grant date, is recognized as unearned compensation (a component of stockholders' equity) and allocated to compensation expense as the shares become vested.

            Earnings Per Share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period, adjusted for the unallocated portion of the shares held by the ESOP and issued but unearned shares held by the RRP trust. Diluted earnings per share, which reflects the potential dilution that could occur if outstanding stock options were exercised and resulted in the issuance of common stock that then shared in the earnings of the Company, is computed by dividing net income by the weighted average number of common shares and dilutive instruments.

            Calculation of Basic and Diluted Earnings Per share

	Year Ended December 31,
	2002	2001	2000

Net income	$ 9,655,586	$ 5,938,472	$ 4,410,253

Basic weighted-average common shares outstanding	4,585,678	4,689,255	4,872,499
Plus: Dilutive stock options	191,239	98,029	---
Diluted weighted-average common shares outstanding	4,776,917	4,787,284	4,872,499

Net income per common share:
Basic	$ 2.11	$ 1.27	$ 0.91
Diluted	$ 2.02	$ 1.24	$ 0.91

            Comprehensive Income. Comprehensive income includes net income and all other changes in equity during a period except those resulting from investment by owners and distributions to owners. Other comprehensive income includes revenues, expenses, gains, and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income. Comprehensive income and accumulated other comprehensive income are reported net of related income taxes. Accumulated other comprehensive income for the Company consists of unrealized holding gains or losses on available-for-sale securities and an adjustment for the minimum pension liability.

NEXT PAGE

            Acquisitions. On February 26, 2001, the Parent Company purchased the Hardenburgh Abstract Company of Orange County, Inc. to engage in the title insurance business. The transaction was accounted for under the purchase method of accounting. Warwick recorded $975,000 of goodwill to be amortized over 10 years prior to the adoption of FASB Statement No. 142, "Goodwill and Other Intangible Assets,"(SFAS No. 142). On January 1, 2002, the Company ceased the amortization of goodwill. The unamortized balance at was $885,625 at January 1, 2002.

            On May 11, 2001 Warwick Savings' purchased the Carmel Branch of Country Bank. This transaction was accounted for under the purchase method of accounting. Warwick Savings recorded $2.1 million of core deposits intangibles that are to be amortized over 10 years. The unamortized balance at December 31, 2002 and December 31, 2001 was $1,723,400 and $1,930,208, respectively. Amortization expense for the year ended December 31, 2002 and 2001 was $206,756 and $137,864, respectively

            New Accounting Pronouncements. On July 20, 2001, the FASB issued SFAS 142. This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB Opinion No. 17, "Intangible Assets". It addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values and periodically reviewed for impairment.

            The Company adopted provisions of SFAS No. 142 on January 1, 2002. At January 1, 2002, the Company had $885,625 in recorded goodwill and $1,723,400 of other intangible assets, with amortization of $227,200 per year. The cessation of amortization of goodwill of $96,000 per year upon the adoption of SFAS No. 142 had no significant impact on reported operations for the year-to-date 2002 as compared to the same period ended 2001. Year-to-date 2001 basic and diluted earnings per share excluding $89,000 of year-to-date goodwill amortization were $1.29 and $1.26, respectively. The Company reviews goodwill for impairment annually and believes that goodwill has not been impaired at December 31, 2002.

            In December, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an Amendment to SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both interim and annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company elected to remain on its historic accounting method related to stock-based awards. The Company has provided the expanded disclosures required by SFAS No. 148 in Note 1 herein. The interim reporting requirements of SFAS No. 148 are effective for interim periods beginning after December 31, 2002.

            Reclassifications. Certain reclassifications have been made to the prior year's financial statements to conform to the current year's presentation.

(2)   Shareholder Rights Plan

            On October 17, 2000, the Board of Directors of the Company declared a dividend payable November 1, 2000, of one preferred share purchase right (a "Right") for each outstanding share of Company common stock held of record at the close of business on November 1, 2000 (the "Record Date"), or issued thereafter and prior to the "distribution date" as defined in the Rights Agreement. The Rights were issued pursuant to

NEXT PAGE

a Rights Agreement, dated as of October 17, 2000 and as amended as of September 17, 2002 (the "Rights Agreement"), between the Company and Registrar and Transfer Company, as Rights Agent. Each Right entitles its registered holder to purchase from the Company, after the distribution date, a one one-hundredth (1/100th) interest in a share of Series A Junior Participating Preferred Stock, par value $0.01 per share of the Company, at a price of $71.00, subject to adjustment.

            The Rights expire in 2010 if they are not redeemed before then. The Rights Agreement protects shareholders from possible, unsolicited attempts to acquire the Company. In the event of the acquisition by any potential acquirer of 10 percent of the outstanding stock, the Rights then entitle the holder to purchase, at the then-current exercise price, a number of shares of common stock of the Company having a market value equal to twice the exercise price of the Right. Additionally, if exercisable and the Company is acquired in a merger or other business combination transaction, each Right will entitle its holder to purchase, at the then-current exercise price, a number of shares of common stock of the acquiring company having a market value at that time equal to twice the exercise price of the Right.

(3)   Securities

            A summary of securities at December 31, 2002 and 2001 follows:

	December 31, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Securities available-for-sale:
Debt securities-
U.S. Government and agency obligations	$ 7,355,535	$ 207,295	$ ---	$ 7,562,830
Industrial and financial	30,069,826	775,174	(649,568)	30,195,432
Collateralized mortgage obligations	43,225,053	60,690	(556,353)	42,729,390
Mortgage-backed securities	116,770,521	2,613,059	(91,773)	119,291,807
Total debt securities	197,420,935	3,656,218	(1,297,694)	199,779,459
Common stock	103,004	338,312	(142)	441,174
Preferred stock	6,101,654	100,000	(90,654)	6,111,000
Mutual fund shares	2,762,508	---	(307,242)	2,455,266
Total securities available-for-sale	206,388,101	4,094,530	(1,695,732)	208,786,899
Securities held-to-maturity:
Obligations of state and political subdivisions	2,810,238	1,944	---	2,812,182
Total securities held-to-maturity	2,810,238	1,944	---	2,812,182
Total securities	$209,198,339	$4,096,474	$(1,695,732)	$211,599,081

NEXT PAGE

	December 31, 2001
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Securities available-for-sale:
Debt securities-
U.S. Government and agency obligations	$ 50,873,063	$ 70,200	$(1,941,833)	$ 49,001,430
Obligations of state and political subdivisions	4,968,564	---	(12,064)	4,956,500
Industrial and financial	30,000,571	184,564	(1,131,759)	29,053,376
Collateralized mortgage obligations	22,232,756	2,684	(132,228)	22,103,212
Mortgage-backed securities	90,482,431	793,286	(137,595)	91,138,122
Total debt securities	198,557,385	1,050,734	(3,355,479)	196,252,640
Common stock	204,142	564,139	(748)	767,533
Preferred stock	6,101,654	251,646	(135,000)	6,218,300
Mutual fund shares	2,762,508	251,917	---	3,014,425
Total securities available-for-sale	207,625,689	2,118,436	(3,491,227)	206,252,898
Securities held-to-maturity:
U.S. Government and agency obligations	1,000,000	6,969	---	1,006,969
Obligations of state and political subdivisions	2,318,857	10,005	---	2,328,862
Total securities held-to-maturity	3,318,857	16,974	---	3,335,831
Total securities	$210,944,546	$2,135,410	$(3,491,227)	$209,588,729

            A summary of the carrying value of debt securities at December 31, 2002 by contractual maturity is shown below. Actual maturities may differ from contractual maturities because certain security issuers may have the right to call or prepay their obligations.

	One Year or Less	After One Through Five Years	After Five Through Ten Years	After Ten Years	Total

Securities available-for-sale-
U.S. Government and agency obligations	$ ---	$4,398,580	$ 2,645,000	$ 519,250	$ 7,562,830
Industrial and financial	750,000	---	9,135,000	20,310,432	30,195,432
Collateralized mortgage obligations	---	---	2,388,376	40,341,014	42,729,390
Mortgage-backed securities	---	529,630	9,771,349	108,990,828	119,291,807
Total securities available-for-sale	$ 750,000	$4,928,210	$23,939,725	$170,161,524	$199,779,459

Securities held-to-maturity-
Obligations of state and political subdivisions	$2,485,657	$ ---	$ 252,943	$ 71,638	$ 2,810,238
Total securities held-to-maturity	$2,485,657	$ ---	$ 252,943	$ 71,638	$ 2,810,238
Total debt securities	$3,235,657	$4,928,210	$24,192,668	$170,233,162	$202,589,697

            Proceeds from sales of securities (available-for-sale) are summarized as follows:

	Years Ended December 31,
	2002	2001	2000

Proceeds from sales	$33,316,642	$7,532,699	$34,913,186
Gross gains on sales	$ 532,875	$ 68,913	$ 550,621
Gross losses on sales	$ 25,593	$ 42,196	$ 1,428,312

NEXT PAGE

(4)   Real Estate Loans, Net

            A summary of real estate loans, net at December 31, 2002 and 2001 follows:

	December 31,
	2002	2001

One-to four-family residential loans	$232,044,778	$302,637,866
One-to four-family construction loans	3,441,152	28,834,502
Multi family loans	42,304,872	14,220,330
Commercial real estate loans	101,818,785	59,103,580
Construction and development loans	8,061,095	7,930,781
	387,670,682	412,727,059
Net deferred loan fees and costs	5,950	(547,999)
	$387,676,632	$412,179,060

            Real estate loans on non-accrual status at December 31, 2002 and 2001 were approximately $1,701,300 and $1,063,600, respectively. Included in non-accrual is $1,279,500 and $886,000 of one-to four-family residential loans at December 31, 2002 and 2001, respectively. Interest income that would have been recorded if the loans had been performing in accordance with their original terms aggregated approximately $57,400,$55,900 and $ 86,400 during the years ended December 31, 2002, 2001 and 2000, respectively. At December 31, 2002 and 2001, there were $536,000 and $294,300, respectively, of loans identified by the Company as impaired, as defined under SFAS No. 114, with no specific reserve for losses.

(5)   Consumer Loans, Net

            A summary of consumer loans at December 31, 2002 and 2001 follows:

	December 31,
	2002	2001

Home equity	$24,695,222	$29,986,105
Automobile	25,616,136	40,032,868
Student	---	69,211
Credit card	---	901,956
Other consumer loans	1,182,677	1,713,996
	51,494,035	72,704,136
Net premiums and deferred loan fees and costs	621,465	705,141
	$52,115,500	$73,409,277

            At December 31, 2002 there were no consumer loans in non-accrual status. At December 31, 2001 there were approximately $330,000 of consumer loans in non-accrual status. Interest income for the years ended December 31, 2001 and 2000 that would have been recorded if the loans had been performing in accordance with their original terms was $ 13,000 and $11,300, respectively.

NEXT PAGE

(6)   Commercial Business Loans, Net

            A summary of commercial business loans at December 31, 2002 and 2001 follows:

	December 31,
	2002	2001

Term loans	$8,741,664	$17,410,693
Lines of credit	8,823,433	7,824,860
Other commercial loans	7,002,540	9,087,179
	24,567,637	34,322,732
(Discounts) and deferred loan fees, net	51,616	(89,501)
	$24,619,253	$34,233,231

            Commercial business loans on non-accrual status at December 31, 2002 and 2001 were approximately $84,000 and $0, respectively. Interest income that would have been recorded if the loans had been performing in accordance with their original terms was $5,500, $0 and $1,300 during the years ended December 31, 2002, 2001 and 2000, respectively. At December 31, 2002 and 2001, there were $370,500 and $59,800, respectively, of loans identified by the Company as impaired, as defined under SFAS No. 114, with no specific reserve for losses.

            Certain directors and executive officers of the Company were customers of and had other transactions with the Company in the ordinary course of business. Loans to these parties were made under normal credit terms, including interest rate and collateralization. Such loans approximated $3,159,200 and $2,023,800 at December 31, 2002 and 2001, respectively. During 2002 there were $1,440,000 in new loans and $304,600 in repayments on these loans.

(7)   Allowance For Loan Losses

            The activity in the allowance for loan losses is as follows:

	Years Ended December 31
	2002	2001	2000

Balance at beginning of period	$3,649,666	$2,722,274	$1,941,157
Provision for loan losses	1,338,000	979,200	900,000
Charge-offs	(92,534)	(104,080)	(156,190)
Recoveries	36,719	52,272	37,307
Balance at end of period	$4,931,851	$3,649,666	$2,722,274

(8)   Bank Premises And Equipment

            A summary of bank premises and equipment at December 31, 2002 and 2001 follows:

	December 31
	2002	2001

Land	$ 2,444,321	$ 2,433,163
Buildings and improvements	7,606,034	7,621,566
Equipment	4,065,992	3,994,322
Furniture and fixtures	1,257,050	1,210,921
	15,373,397	15,259,972
Less-Accumulated depreciation	(6,107,240)	(5,334,644)
	$ 9,266,157	$ 9,925,328

NEXT PAGE

(9)   Deposits

            Deposit account balances and stated interest rates at December 31, 2002 and 2001 are summarized as follows:

	December 31, 2002		December 31, 2001
	Stated Rates	Account Balances	Stated Rates	Account Balances

Demand checking	---%	55,603,893	---%	51,368,519
Negotiable order of withdrawal (NOW)	1.00 - 2.00	46,707,554	1.00 - 1.75	38,692,599
Savings	0.00 - 2.38	177,031,544	2.00 - 3.00	133,654,941
Money market	0.00 - 2.00	70,080,604	1.00 - 3.00	75,646,284
Time certificates	1.25 - 3.75	111,751,535	1.75 - 3.75	117,882,549
Brokered certificates of deposit	2.50 - 3.50	5,501,000	2.40 - 3.50	5,001,000
Total deposits		$466,676,130		$422,245,892

            Time certificate balances at December 31, 2002 and 2001 are summarized by remaining period to contractual maturity as follows:

	For the years ended December 31,
	2002	2001

Under one year	$96,698,091	$106,092,367
One year to under three years	15,885,865	14,862,198
Three years and over	4,668,579	1,928,984
	$117,252,535	$122,883,549

            The aggregate amount of time certificates in denominations of $100,000 or more was approximately $25.1 million and $34.2 million, at December 31, 2002 and 2001, respectively.

(10)   Income Taxes

            Provision for income taxes is comprised of the following:

	Years Ended December 31
	2002	2001	2000

Current
Federal	$5,533,856	$2,866,087	$2,056,108
State	1,171,636	464,002	211,088
	6,705,492	3,330,089	2,267,196
Deferred
Federal	(387,331)	(75,527)	(190,922)
State	(106,669)	26,050	(19,801)
	(494,000)	(49,477)	(210,723)
	$6,211,492	$3,280,612	$2,056,473

NEXT PAGE

            The tax effects of temporary differences that give rise to the Company's deferred tax assets and deferred tax liabilities, for federal and state tax purposes at December 31, 2002 and 2001, are as follows:

	December 31
	2002	2001
	(000's omitted)

Deferred tax assets
Deferred mortgage loan fees	$ ---	$ 203
Depreciation	69	---
Prepaid pension expense	14	191
Charitable contribution benefit	---	66
Allowance for loan losses	1,545	1,436
State net operating loss	149	161
Accrued postretirement benefits	1,010	852
Unrealized loss on pension benefit obligation	570	---
Net unrealized loss on securities available-for-sale	---	552
Goodwill	294	---
Other deductible temporary differences	324	53
Total gross deferred tax assets	3,975	3,514
Deferred tax liabilities
Bad debt reserves for income tax purposes in excess of the base-year reserves	24	108
Loans fees and costs	216	---
Depreciation	---	322
Net unrealized loss on securities available-for-sale	813	---
Other taxable temporary differences	271	120
Total gross deferred tax liabilities	1,324	550
Deferred tax asset valuation reserve	(148)	(161)
Net deferred tax asset (included in other assets) after valuation reserve	$2,503	$2,803

            The provision for income taxes differs from that computed at the federal statutory rate as follows:

	Years Ended December 31
	2002	2001	2000

Tax at federal statutory rate	$5,394,807	$3,134,489	$2,198,687
Tax exempt income	(285,890)	(257,068)	(223,462)
State taxes, net of federal income tax benefit	702,878	323,434	126,249
ESOP fair market adjustment	181,855	---	---
Other	217,842	79,757	(45,001)
Total income tax expense	$6,211,492	$3,280,612	$2,056,473
Effective rate	39.14%	35.58%	31.80%

            Warwick Savings ,as a thrift institution, is subject to special provisions in the federal and New York State tax laws regarding its allowable tax bad debt deductions and related tax bad debt reserves. These deductions historically have been determined using methods based on loss experience or a percentage of taxable income. Tax bad debt reserves are maintained for qualifying real property loans and for non-qualifying, loans in amounts equal to the excess of allowable deductions over actual bad debt losses and other reserve reductions. A supplemental reserve is also maintained. The qualifying and non-qualifying loan reserves consist of a defined base-year amount, plus additional amounts ("excess reserves") accumulated after the base year. SFAS No. 109, "Accounting for Income Taxes," requires recognition of deferred tax liabilities with respect to such excess reserves, as well as any portion of the base-year amount or the supplemental reserve which is expected to become taxable (or "recaptured") in the foreseeable future.

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

NEXT PAGE

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

(11)   Benefit Plans

            Pension Plan. All eligible employees of the Company, as of the curtailment date of April 30, 2002, are included in a noncontributory defined benefit pension plan ("Pension Plan") administered by Actuarial Pension Analysts, Inc. Under the terms of the Pension Plan, participants vest 100% upon completion of five years of service as defined in the plan document. Warwick Savings' policy is to fund the consulting actuary's recommended contribution. Assets of the Pension Plan are invested in various debt and equity securities. The Plan was amended effective April 30, 2002 to cease the accrual of benefits. The curtailment of the Pension Plan resulted in the recognition of a gain of $816,815 in 2002.

            The following table sets forth the Pension Plan's change in benefit obligation:

	December 31
	2002	2001

Benefit obligation at beginning of period	$7,695,101	$6,896,525
Actuarial gain	(196,984)	---
Service cost	327,126	509,870
Interest cost	464,440	475,668
Increase due to change in assumptions	414,320	---
Adjustment due to curtailment	(2,080,948)	---
Benefits paid	(297,558)	(186,962)
Benefit obligation at end of period	$6,325,497	$7,695,101

            The following table sets forth the Pension Plan's change in plan assets:
	December 31
	2002	2001

Fair value of plan assets at beginning of period	$ 5,569,320	$ 8,383,595
Actual return on plan assets	(379,013)	(2,600,519)
Benefits paid	(314,247)	(213,756)
Actual contributions	---	---
Fair value of plan assets at end of period	$ 4,876,060	$ 5,569,320

Funded status	$(1,449,437)	$(2,125,781)
Unrecognized prior service cost	---	(17,157)
Additional liability	(1,411,944)	---
Unrecognized actuarial loss	1,411,944	1,664,814
Accrued cost	$ (1,449,437)	$ (478,124)

NEXT PAGE

	For the Years Ended December 31,
	2002	2001	2000

Net pension cost includes the following components:
Service costs - benefits earned during the period	$ 327,126	$ 509,870	$ 347,379
Interest cost on projected benefit obligation	471,245	475,668	411,688
Actual return on assets	379,013	(662,586)	(560,375)
Amortization of unrecognized (gain)loss	28,191	(60,517)	(73,582)
Asset loss	(825,579)	---	---
Pension cost due to curtailment	(816,815)	---	---
Amortization of prior service cost	(3,812)	(6,534)	(6,534)
Net pension cost	$(440,631)	$ 255,901	$ 118,576

Major assumptions utilized as follows:
Discount rate	6.50%	7.00%	7.00%
Rate of increase in compensation levels	N/A	5.50	5.50
Expected long-term rate of return on plan assets	8.00	8.00	8.00

            Postretirement Benefits Other Than Pensions. The Company also provides postretirement health care (medical and dental) benefits and life insurance benefits to certain retirees if they meet certain age and length of service requirements prior to retirement. The continuation of such benefits to a retiree is conditioned upon the retiree contributing all or a portion of the cost of such benefits. The Plan Administrator has the authority to determine the cost of the benefit that is to be borne by the retirees. The Plan Administrator may change the cost of the benefits that is to be borne by the retirees, at any time. There is also reserved to the Company the right to amend, suspend or terminate the Plan, in whole or in part, at any time.

            At December 31, 2002 and 2001, the actuarial and accrued liabilities for postretirement health care and life insurance benefits were as follows:

	December 31
	2002	2001

Accumulated Postretirement Benefit Obligation (APBO):
APBO at beginning of period	$3,312,247	$1,837,866
Service cost	247,290	116,373
Interest cost	194,462	123,293
Actuarial (gain)loss	(750,100)	1,265,189
Benefits paid	(103,723)	(30,474)
APBO at end of period	$2,900,176	$3,312,247

Funded status:
Funded status	$ 2,900,176	$ 3,312,247
Unrecognized net actuarial gain	(394,017)	(1,162,258)
Accrued postretirement benefit cost	$ 2,506,159	$ 2,149,989
Effect of 1% increase in health care cost trend rate - accumulated postretirement benefit obligation	$ 514,030	$ 520,023
Effect of 1% decrease in health care cost trend rate - accumulated postretirement benefit obligation	$ 384,549	$ 414,031

            Net periodic postretirement benefit cost is included in the following components:

	Years Ended December 31
	2002	2001	2000

Service cost - benefits attributed to service during period	$247,290	$116,373	$ 88,845
Interest cost on APBO	194,462	123,293	104,546
Amortization of prior service cost	---	---	---
Amortization of (gains) losses	18,141	(11,984)	(11,952)
Net periodic postretirement benefit cost	$459,893	$227,682	$181,439

NEXT PAGE

            The accumulated postretirement benefit obligation was determined using the projected unit cost method, as required by SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pension," and a discount rate of 6.82% in 2002 and 7.26% in 2001. The assumed rate of increase in future health care costs was 7.00% in 2002 and 10.00% in 2001, gradually decreasing to 5.0% in the year 2006 and remaining at that level thereafter.

            401(k) Plan. The Company has a 401(k) plan covering full-time employees who satisfy the eligibility requirements and elect to participate in the 401(k) plan. The 401(k) plan provides for employer matching contributions subject to a specified maximum. Amounts charged to operations related to the 401(k) plan for the years ended December 31, 2002, 2001 and 2000 were $120,647, $143,021 and $116,689, respectively.

            Benefit Restoration Plan. Warwick Savings adopted the Benefit Restoration Plan of The Warwick Savings Bank ("BRP") to provide certain designated employees with the benefits that would be due to such employees under the Pension Plan, the 401(k) plan and the ESOP if such benefits were not limited under the Internal Revenue Code. Expense related to the BRP included in the consolidated statements of income was $79,452, $164,595 and $107,303 for the years ended December 31, 2002, 2001 and 2000, respectively.

            Employee Stock Ownership Plan. The Company has established an ESOP for eligible employees. Generally, full-time employees of the Company who have been credited with at least 1,000 hours during a twelve-month period are eligible to participate.

            The ESOP borrowed $8,509,774 at an interest rate of 8.00% from the Company and used the funds to purchase 528,523 shares of the Company's common stock in connection with Warwick Savings' conversion to stock form. Generally, the loan is repaid principally from Warwick Savings' discretionary contributions to the ESOP over a 10-year period. At December 31, 2002 and 2001, the loan had an outstanding balance of $3,917,985 and $4,768,963, respectively. Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is paid. Contributions to the ESOP and shares released from the loan collateral in an amount proportional to the repayment of the ESOP loan are allocated among participants on the basis of compensation, as described in the plan, in the year of allocation. Benefits generally become 100% vested over seven years of continuous service and are immediately vested on death, retirement or disability. In addition, in the event of a change in control, as defined in the plan, any unvested portion of benefits shall vest immediately. Forfeitures are used to reduce employer contributions. Benefits are payable upon death, retirement, disability, or separation from service based on vesting status and share allocations made.

            As of December 31, 2002 and 2001, 52,797 and 52,824 shares, respectively, were allocated to participants and none were committed to be released. As shares are released from collateral, the shares become outstanding for earnings per share computations. As of December 31, 2002, the fair market value of the 243,204 unallocated shares in the ESOP was $6,889,969.

            Recognition and Retention Plan ("RRP"). The Company maintains the RRP. The RRP acquired an aggregate of 264,261 shares of the Company's common stock in open market purchases, which have been awarded to eligible directors, directors emeritus, officers and employees of the Company. Such awards represent deferred compensation and have been accounted for as a reduction of stockholders' equity. Awards generally vest over seven years, commencing one year from the date of award. Awards become 100% vested upon termination of service due to death or disability, or normal retirement or upon a change of control of the Company.

            The Company recorded ESOP and RRP combined expense for employees of $1,678,834, $1,141,556 and $1,228,753, respectively, for the years ended December 31, 2002, 2001 and 2000, which was included

NEXT PAGE

in salary and employee benefits in the consolidated statements of income. The Company recorded an RRP expense for directors of $181,704, $129,321 and $226,835, respectively, for the years ended December 31, 2002, 2001 and 2000, which was included in director fees in the consolidated statements of income.

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

            The following table presents options granted, exercised or expired:

	December 31,
	2002		2001		2000
	Options	Exercise Price Per Share	Options	Exercise Price Per Share	Options	Exercise Price Per Share

Balance, beginning of year	533,816	$10.13-$20.81	623,216	$10.13-$17.00	561,552	$ 17.00
Options granted	10,000	24.42	50,000	20.81	62,664	10.13
Options exercised	4,666	10.13- 17.00	21,600	17.00	---	---
Options expired or terminated	267	10.13	117,800	17.00	1,000	17.00
Balance, at end of year	538,883	$10.13-$24.42	533,816	$10.13-$20.81	623,216	$10.13-$17.00

            338,974 options are currently exercisable. The fair value of each option was estimated on the date granted using the Black-Scholes option pricing model. The fair value of the options granted in 2002, 2001, and 2000 was estimated to be $7.25, $5.59 and $3.80, respectively. The following weighted-average assumptions were used for grants in 2002, 2001 and 2000: risk free interest rate of 4.49%, 4.52% and 6.32%; expected dividend yield of 1.2%; expected life of five years; and expected volatility of 28.75%, 26.79%, and 29.05%.

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

            Information relating to borrowings under repurchase agreements is summarized as follows:

	Years Ended December 31
	2002	2001	2000

Average balance during the year	$1,239,726	$14,156,164	$47,189,107
Average interest rates during the year	4.07%	5.83%	6.18%
Maximum month-end balance during the year	$2,500,000	$19,345,000	$67,112,000
Securities underlying agreement at year-end
Amortized cost	---	5,042,960	21,112,081
Estimated market value	---	5,019,000	20,741,684

NEXT PAGE

            FHLBNY advances are as follows at December 31, 2002 and 2001:

December 31, 2002	Available	Outstanding	Rate	Maturity

Short term -
Revolving line of credit	$35,000,000	$ ---	-- %	Daily

Long term -

Scheduled repayment of FHLBNY term loans as of December 31, 2002 are as follows:	Amount	Weighted average rate

Maturing 1 year or less	$ 33,000,000	5.63%
After 1 through 5 years	66,395,000	5.14
After 5 through 10 years	117,100,000	5.04
	$216,495,000	5.16%

December 31, 2001	Available	Outstanding	Rate	Maturity

Short term -
Revolving line of credit	$32,974,850	$6,200,000	1.85%	Daily

Long term -

Scheduled repayment of FHLBNY term loans as of December 31, 2001 are as follows:	Amount	Weighted average rate

Maturing 1 year or less	$ 72,090,000	3.67%
After 1 through 5 years	95,395,000	5.53
After 5 through 10 years	117,100,000	5.05
	$284,585,000	4.86%

            FHLBNY advances are made at fixed rates and are collateralized by all FHLBNY stock owned by Warwick Savings in addition to a blanket pledge of eligible assets in an amount required to be maintained so that the estimated fair value of such eligible assets exceeds, at all times, 110% of the outstanding advances.

            As a member of the FHLBNY, Warwick Savings has the availability of a line of credit for borrowings in the amount of $35.0 million on an overnight basis. In accordance with the FHLBNY's credit policy, Warwick Savings now has total credit facilities available of nearly $159.0 million, inclusive of the aforementioned amount, before the delivery of qualifying collateral is required. Additionally, Warwick Savings has another source of liquidity if the need arises which is to borrow up to $5 million from a commercial bank on an unsecured basis.

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

            Quantitative measures established by regulation to ensure capital adequacy require the Parent Company and its bank subsidiaries to maintain minimum amounts and ratios (set forth in the table below)

NEXT PAGE

of total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2002, that the Parent Company, Warwick Savings, Warwick Commercial and Towne Center meet all capital adequacy requirements to which it is subject.

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

            Warwick Savings' actual capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
			(000's omitted)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2002:
Total Capital (to risk weighted assets)	$65,109	15.99%	$32,572	>8.0%	$40,715	>10.0%
Tier 1 Capital (to risk weighted assets)	$60,565	14.88	$16,286	>4.0	24,429	>6.0%
Tier 1 Capital (to average assets)	$60,565	8.33	$29,078	>4.0	36,347	>5.0%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
			(000's omitted)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2001:
Total Capital (to risk weighted assets)	$60,609	13.70%	$35,386	>8.0%	$44,233	>10.0%
Tier 1 Capital (to risk weighted assets)	$56,919	12.87	$17,693	>4.0	26,540	>6.0%
Tier 1 Capital (to average assets)	$56,919	7.08	$32,135	>4.0	40,169	>5.0%

            The Parent Company's actual capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
			(000's omitted)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2002:
Total Capital (to risk weighted assets)	$82,008	18.40%	$35,648	>8.0%	$44,560	>10.0%
Tier 1 Capital (to risk weighted assets)	77,058	17.29	17,824	>4.0	26,736	>6.0
Tier 1 Capital (to average assets)	77,058	9.98	30,872	>4.0	38,590	>5.0

NEXT PAGE

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
			(000's omitted)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2001:
Total Capital (to risk weighted assets)	$76,214	16.13%	$37,798	>8.0%	$47,247	>10.0%
Tier 1 Capital (to risk weighted assets)	72,146	15.27	18,899	>4.0	28,348	>6.0
Tier 1 Capital (to average assets)	72,146	8.93	32,323	>4.0	40,404	>5.0

(14)   Commitments And Contingencies

            Lease Commitments. Rental expense included in the statements of income was approximately $351,000, $389,000, and $340,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Warwick Savings has entered into an agreement with a company to provide data processing services. Such agreement expires in April 2005. The commitment for future payments fluctuates with the level of service provided. The costs incurred in connection with this agreement are included in data processing expenses in the accompanying statements of income.

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

            The Company leases certain branches and equipment under various noncancelable operating leases. The future minimum payments by years and the aggregate under all significant noncancelable operating leases with initial or remaining terms of one year or more are as follows:

Year ending December 31:
2003	$ 1,103,250
2004	1,096,637
2005	683,255
2006	482,250
2007 and thereafter	4,193,150
Total	$7,558,542

            Loan Commitments. Loan commitments and unused lines of credit as of December 31, 2002 are as follows (with comparative totals as of December 31, 2001):

	Commitments to Originate Loans	Unused Lines of Credit	Total

Real estate loans	$20,130,945	$ 10,248,296	$30,379,241
Commercial business loans	5,140,000	18,461,773	23,601,773
Other loans	---	12,895,687	12,895,687
Total as of December 31, 2002	$25,270,945	$41,605,756	$66,876,701
Total as of December 31, 2001	$33,562,371	$20,155,482	$53,717,853

            Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other

NEXT PAGE

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

            Concentration of Credit Risk. Warwick Savings grants residential mortgage loans, construction loans, commercial loans and consumer loans to customers located primarily in Orange County, New York and the surrounding counties of Rockland and Dutchess in New York. Towne Center grants commercial loans and consumer loans to customers located primarily in Bergen County and Passaic County, New Jersey. The borrowers' ability to repay loan principal and accrued interest is dependent upon, among other things, the economic conditions prevailing in Warwick Savings and Towne Center's lending area.

            Litigation. The Company is involved in legal proceedings incurred in the normal course of business. In the opinion of management, none of these proceedings are expected to have a material effect on the consolidated financial position or results of operations of the Company.

(15)   Disclosures About Fair Values of Financial Instruments

            The following, methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

            Cash on Hand and Due from Banks and Federal Funds Sold. For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

            Accrued Interest and FHLB Stock. The carrying amount is a reasonable estimate of fair value.

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

            Deposit Accounts. The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

            Borrowed Funds. The estimated fair value of FHLBNY advances and borrowings under repurchase agreements is based on the discounted value of their contractual cash flows. The discount rate used in the present value computation is estimated by comparison to the current interest rates charged by the FHLBNY and other major securities firms for borrowings of similar remaining maturities.

NEXT PAGE

            Mortgage Escrow Funds. The carrying amount is a reasonable estimate of fair value.

            The following is a summary of the carrying values and estimated fair values of the Company's financial assets and liabilities at December 31, 2002 and 2001:

	December 31, 2002		December 31, 2001
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(000's omitted)

Financial assets:
Cash on hand and due from banks	$ 59,667	$59,667	$ 20,766	$20,766
Federal funds sold	---	---	5,000	5,000
Securities	211,597	211,599	209,572	209,589
Loans, net	459,479	471,842	516,172	530,425
Accrued interest receivable	3,381	3,381	3,680	3,680
Federal Home Loan Bank stock	11,200	11,200	16,935	16,935

Financial liabilities:
Demand, NOW, statement savings and passbook, and money market deposits	$349,424	$349,424	$299,362	$299,362
Time certificate deposits	117,252	118,353	122,884	124,041
Mortgage escrow funds	3,368	3,368	3,676	3,676
Borrowed funds	216,495	235,196	293,285	286,978
Accrued interest payable	1,523	1,523	2,148	2,148

(16)   Warwick Community Bancorp, Inc. - Parent Company Only Financial Statements

            The following statements of financial condition as of December 31, 2002 and 2001, and the related statements of income and cash flows for each of the years in the three year period ended December 31, 2002, reflect the Parent Company's investment in Warwick Savings and Towne Center, using the equity method of accounting.

NEXT PAGE

Statements of Financial Condition
	December 31,
	2002	2001
	(000's omitted except share amounts)

Assets
Assets:
Cash and cash equivalents	$ 2,397	$ 609
Investment securities available-for-sale	1,068	1,162
Accrued interest receivable	13	13
Fixed assets	1	2
Other assets	667	460
ESOP loan to the trustee of the ESOP	3,918	4,769
Investment in subsidiaries	73,247	67,236
Total assets	$81,311	$74,251

Liabilities and Stockholders' Equity
Liabilities:
Other liabilities	$ 75	$ 43
Income taxes payable	128	205
Total liabilities	203	248
Stockholders' Equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued	---	---
Common stock, $.01 par value; 15,000,000 shares authorized, 6,632,814 shares and 6,628,148 shares issued in 2002 and 2001, respectively, 4,833,407 and 4,991,976 shares outstanding in 2002 and 2001, respectively	66	66
Additional paid-in capital	64,518	63,681
Retained earnings - subject to restrictions	47,856	39,739
Accumulated other comprehensive income (loss), net	585	(822)
Less - Unallocated common stock held by ESOP	(4,069)	(4,900)
Less - Unearned common stock held by RRP	(1,489)	(2,001)
Less - Treasury stock (1,799,407 and 1,636,172 shares in 2002 and 2001, respectively)	(26,359)	(21,760)
Total stockholders' equity	81,108	74,003
Total liabilities and stockholders' equity	$ 81,311	$ 74,251

NEXT PAGE

Statements of Income
	For the Years Ended December 31,
	2002	2001	2000
	(000's omitted)

Interest income:
ESOP loan to the trustee of the ESOP	$ 381	$ 450	$ 519
Investment securities	64	68	114
Total interest income	445	518	633
Interest expense	---	---	---
Net interest income before provision for loan losses	445	518	633
Provision for loan losses	---	---	---
Net interest income after provision for loan losses	445	518	633

Non-interest income:
Gain on sale of investment securities	86	14	579
Other income	4	---	---
	90	14	579
Non-interest expense	229	175	494
Income before provision for income taxes and undistributed earnings of subsidiary banks	306	357	718

Equity in undistributed earnings of subsidiary banks	9,492	5,782	4,027
Income tax expense	142	201	335
Net income	$9,656	$5,938	$ 4,410

NEXT PAGE

Statements of Cash Flows
	For the Years Ended December 31,
	2002	2001	2000
	(000's omitted)

Cash flows from operating activities:
Net income	$ 9,656	$ 5,938	$ 4,410
Adjustments to reconcile net income to net cash provided by operating activities -
Undistributed earnings of subsidiary banks	(9,492)	(5,782)	(4,027)
Depreciation	1	1	---
Gain on sale of securities	(86)	(14)	(579)
(Increase) decrease in assets -
Other assets	(207)	553	(201)
Increase (decrease) in liabilities -
Other liabilities	32	(28)	92
Income taxes payable	(77)	(426)	594
Net cash (used in) provided by operating activities	(173)	242	289

Cash flows from investing activities:
Investment in Hardenburgh Abstract Company of Orange County, Inc.	---	(498)	---
Dividend from Warwick Savings	7,000	4,700	5,200
Capital contribution to Towne Center	---	---	(3,770)
Purchases of securities available-for-sale	---	(99)	(281)
Proceeds from sale of securities available-for-sale	186	709	3,483
Purchase of fixed assets, net	---	---	(2)
Net cash provided by investing activities	7,186	4,812	4,630

Cash flows from financing activities:
Decrease in ESOP loan receivable	850	852	825
Proceed of issuance of stock options	65	367	--
Purchase of treasury stock	(4,600)	(6,061)	(3,407)
Dividends paid on common stock	(1,540)	(1,973)	(1,481)
Net cash used in financing activities	(5,225)	(6,815)	(4,063)
Net increase (decrease) in cash and cash equivalents	1,788	(1,761)	856
Cash and cash equivalents, beginning of year	609	2,370	1,514
Cash and cash equivalents, end of year	$ 2,397	$ 609	$ 2,370

NEXT PAGE

(17)   Quarterly Results of Operations (Unaudited)

            The following is a summary of the quarterly results of operations for the years ended December 31, 2002 and 2001:

	Three Months Ended
	December 31, 2002	September 30, 2002	June 30, 2002	March 31, 2002
	(000's omitted)

Total interest income	$11,633	$12,755	$12,509	$12,809
Total interest expense	5,147	5,457	5,527	5,693
Net interest income	6,486	7,298	6,982	7,116
Provision for loan losses	350	533	225	230
Non-interest income	1,974	1,840	2,483	1,583
Non-interest expense and provision for income taxes	6,030	6,003	6,718	6,017
Net income	2,080	2,602	2,522	2,452
Basic earnings per common share	0.46	0.56	0.55	0.54
Diluted earnings per common share	0.43	0.54	0.53	0.52

Reconciliation:
Total interest income, as reported	11,388	12,664	12,480	12,796
Adjustment	245	91	29	13
Total interest income, as adjusted	11,633	12,755	12,509	12,809

Net interest income, as reported	6,241	7,207	6,953	7,103
Adjustment	245	91	29	13
Net interest income, as adjusted	6,486	7,298	6,982	7,116

Non-interest income, as reported	2,219	1,931	2,512	1,596
Adjustment	(245)	(91)	(29)	(13)
Non-interest income, as reported	1,974	1,840	2,483	1,583

	Three Months Ended
	December 31, 2001	September 30, 2001	June 30, 2001	March 31, 2001
	(000's omitted)

Total interest income	$13,640	$14,096	$12,835	$11,549
Total interest expense	6,458	7,512	7,026	6,419
Net interest income	7,182	6,584	5,809	5,130
Provision for loan losses	245	254	245	235
Non-interest income	1,218	1,942	1,519	1,261
Non-interest expense and provision for income taxes	6,199	6,574	5,887	5,068
Net income	1,956	1,698	1,196	1,088
Basic earnings per common share	0.43	0.36	0.25	0.23
Diluted earnings per common share	0.42	0.36	0.25	0.23

Certain reclassifications were made in the 2002 quarterly results as compare to amounts previously reported. Such reclassifications had no impact on quarterly net income or earnings per share.

NEXT PAGE

Independent Auditors' Report

The Board of Directors & Stockholders
Warwick Community Bancorp, Inc:

            We have audited the accompanying consolidated statement of financial condition of Warwick Community Bancorp, Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The 2001 and 2000 consolidated financial statements of Warwick Community Bancorp, Inc. and subsidiaries were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated January 29, 2002.

            We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

            In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Warwick Community Bancorp, Inc. and subsidiaries as of December 31, 2002 , and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Short Hills, New Jersey
January 27, 2003

NEXT PAGE

ITEM 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

            On May 30, 2002, the Company dismissed its independent public auditors, Arthur Andersen LLP and, on June 3, 2002, the Company retained KPMG LLP as its new independent public auditors. The change in auditors was approved by the Company's Board of Directors, upon the recommendation of the Audit Committee of the Board of Directors. KPMG LLP reviewed the Company's financial statements for its fiscal quarters ended June 30, 2002 and September 30, 2002, and audited the Company's financial statements for the fiscal year ended December 31, 2002.

            During the Company's 2000 and 2001 fiscal years, and the subsequent interim periods through March 31, 2002, there were no disagreements between the Company and Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Arthur Andersen LLP's satisfaction, would have caused Arthur Andersen LLP to make reference to the subject matter of the disagreement in connection with its reports on the Company's financial statements for such periods. None of the reportable events described under Item 304(a)(1)(v) of Regulation S-K occurred during the Company's two fiscal years ended December 31, 2001, or during any subsequent interim period through March 31, 2002.

            The audit reports issued by Arthur Andersen LLP on the Company's consolidated financial statements as of and for the fiscal years ended December 31, 2000 and December 31, 2001 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. The Company provided Arthur Andersen LLP with a copy of the foregoing disclosures, and a letter from Arthur Andersen LLP confirming its agreement with these disclosures was filed as an exhibit to the Company's Current Report on Form 8-K/A, filed with the SEC on June 3, 2002.

            During the Company's two fiscal years ended December 31, 2001 and through March 31, 2002, the Company did not consult with KPMG LLP with respect to the application of accounting principles to a specified transaction or regarding any of the other matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

PART III

ITEM 10.   Directors and Executive Officers of the Registrant

Directors

            Information concerning the Directors of Warwick Community Bancorp, Inc. is contained under the caption "Election of Directors" in the definitive proxy statement for the annual meeting of shareholders to be held in May 2003, a copy of which will be filed not later than 120 days after the close of the fiscal year, and is incorporated herein by reference.

Executive Officers

            Information concerning Executive Officers of Warwick Community Bancorp, Inc. is contained under the caption "Executive Officers" in Part I of this Form 10-K, and is incorporated herein by reference.

NEXT PAGE

Compliance with Section 16(a)

            Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is contained under the caption "Compliance with Section 16(a) of the Securities Exchange Act" in the definitive proxy statement for the annual meeting of shareholders to be held in May 2003, a copy of which will be filed not later than 120 days after the close of the fiscal year, and is incorporated herein by reference.

ITEM 11.   Executive Compensation

            Information concerning executive compensation is contained under the captions "Director Compensation" and "Executive Compensation" in the definitive proxy statement for the annual meeting of shareholders to be held in May 2003, a copy of which will be filed not later than 120 days after the close of the fiscal year, and is incorporated herein by reference.

ITEM 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

            Information concerning security ownership of certain beneficial owners and management, and related stockholder matters is contained under the captions "Stock Ownership of the Company" and "Equity Compensation Plan Information Table" in the definitive proxy statement for the annual meeting of shareholders to be held in May 2003, a copy of which will be filed not later than 120 days after the close of the fiscal year, and is incorporated herein by reference.

ITEM 13.   Certain Relationships and Related Transactions

            Information concerning certain relationships and related transactions is contained under the captions "Director Compensation" and "Transactions with Certain Related Persons" in the definitive proxy statement for the annual meeting of shareholders to be held in May 2003, a copy of which will be filed not later than 120 days after the close of the fiscal year, and is incorporated herein by reference.

ITEM 14.   Controls and Procedures

            An evaluation of the Company's disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Securities Exchange Act of 1934 (the "Exchange Act")) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management within the 90-day period preceding the filing date of this annual report. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Since the date of this evaluation there have been no significant changes in, or corrective actions taken regarding, the Company's internal controls or in other factors that could significantly affect these controls.

            The Company intends to continually review and evaluate the design and effectiveness of its disclosure controls and procedures and to improve its controls and procedures over time and to correct any deficiencies that it may discover in the future. The goal is to ensure that senior management has timely access to all material financial and non-financial information concerning the Company's business. While the Company believes the present design of its disclosure controls and procedures is effective to achieve its

NEXT PAGE

goal, future events affecting its business may cause the Company to modify its disclosure controls and procedures.

PART IV

ITEM 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	1.	The following consolidated financial statements of the Company and its subsidiaries, and the independent auditors' report thereon, are filed as part of this report:

Consolidated Statements of Financial Condition as of December 31, 2002 and December 31, 2001;

Consolidated Statements of Income for Each of the Years in the Three-Year Period Ended December 31, 2002;

Consolidated Statements of Changes in Stockholders' Equity for Each of the Years in the Three-Year Period Ended December 31, 2002;

Consolidated Statements of Cash Flows for Each of the Years in the Three-Year Period Ended December 31, 2002;

Notes to Consolidated Financial Statements.

	2.	All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

	3.	The following exhibits are filed as part of this report, except as otherwise indicated.

		2	Purchase and Assumption Agreement, dated December 22, 2000, between The Warwick Savings Bank and Country Bank (8)

		3.1	Certificate of Incorporation of Warwick Community Bancorp, Inc. (1)

		3.2	Bylaws of Warwick Community Bancorp, Inc., as amended (9)

		4.1	Certificate of Incorporation of Warwick Community Bancorp, Inc. (See Exhibit 3.1 hereto)

		4.2	Bylaws of Warwick Community Bancorp, Inc., as amended (See Exhibit 3.2 hereto)

		4.3	Form of Stock Certificate of Warwick Community Bancorp, Inc. (1)

4.4	Rights Agreement between Warwick Community Bancorp, Inc. and Registrar and Transfer Company, dated as of October 17, 2000, as amended by Amendment No. One to the rights Agreement dated September 17, 2002 (6)

		4.5	Form of Right Certificate (7)

NEXT PAGE

4.6	Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock of Warwick Community Bancorp, Inc. (7)

10.1	Employment Agreement by and between Warwick Community Bancorp, Inc. and Fred G. Kowal (8)

10.2	Amendment No. 1 to the Employment Agreement by and between Warwick Community Bancorp, Inc. and Fred G. Kowal (10)

10.3	Employment Agreement by and between Warwick Community Bancorp, Inc. and Ronald J. Gentile (2)

10.4	First Amendment to Employment Agreement by and between Warwick Community Bancorp, Inc. and Ronald J. Gentile (4)

10.5	Employment Agreement by and between Warwick Community Bancorp, Inc. and Arthur W. Budich (2)

10.6	First Amendment to Employment Agreement by and between Warwick Community Bancorp, Inc. and Arthur W. Budich (4)

10.7	Employment Agreement by and between Warwick Community Bancorp, Inc. and Nancy L. Sobotor-Littell (2)

10.8	First Amendment to Employment Agreement by and between Warwick Community Bancorp, Inc. and Nancy L. Sobotor-Littell (4)

10.9	Employee Retention Agreement by and between The Warwick Savings Bank and Donna M. Lyons (2)

10.10	Employee Retention Agreement by and between The Warwick Savings Bank and Barbara A. Rudy (2)

10.11	Recognition and Retention Plan of Warwick Community Bancorp, Inc. (3)

10.12	First Amendment to the Recognition and Retention Plan of Warwick Community Bancorp, Inc. (5)

10.13	Second Amendment to the Recognition and Retention Plan of Warwick Community Bancorp, Inc. (8)

10.14	Trust Agreement between Warwick Community Bancorp, Inc. and Orange County Trust Company for the Recognition and Retention Plan of Warwick Community Bancorp, Inc. (2)

10.15	Stock Option Plan of Warwick Community Bancorp, Inc. (3)

10.16	First Amendment to the Stock Option Plan of Warwick Community Bancorp, Inc. (5)

NEXT PAGE

10.17	Form of Amended Stock Option Agreement for Directors under the Stock Option Plan of Warwick Community Bancorp, Inc (9)

10.18	Form of Amended Stock Option Agreement for Employees under the Stock Option Plan of Warwick Community Bancorp, Inc.(9)

10.19	Benefit Restoration Plan of The Warwick Savings Bank (1)

10.20	Grantor Trust Agreement by and between The Warwick Savings Bank and HSBC Bank USA for the Benefit Restoration Plan of The Warwick Savings Bank (2)

10.21	Change in Control Severance Plan of Warwick Community Bancorp, Inc. and Affiliates (9)

11.1	Statement re: Computation of per share earnings (See Note 1 of the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Form 10-K).

21.1	Subsidiaries of the Company (9)

23.1	Consent of KPMG LLP, Independent Auditors

23.2	Information Regarding Consent of Arthur Andersen LLP

99.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to the Exhibits to the Company's Registration Statement on Form S-1, filed on September 19, 1997, Registration No. 333-36021.

(2)	Incorporated herein by reference to the Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1998.

(3)	Incorporated herein by reference to the Company's definitive Proxy Statement for the Special Meeting of Shareholders held on June 24, 1998.

(4)	Incorporated herein by reference to the Exhibits to the Company's Annual Report on Form 10-K for the transition period from June 1, 1998 to December 31, 1998.

(5)	Incorporated herein by reference to the Company's definitive Proxy Statement for the Annual Meeting of Shareholders held on April 20, 1999.

(6)	Incorporated herein by reference to the Exhibits to the Company's Registration Statement on Form 8-A, filed on October 18, 2000.

(7)	Incorporated herein by reference to the Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(8)	Incorporated herein by reference to the Exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

NEXT PAGE

(9)	Incorporated herein by reference to the Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(10)	Incorporated herein by reference to Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(b)	On December 10, 2002, the Company filed a press release and slide presentation on a Current Report on Form 8-K relating to an analyst presentation given by the Chief Executive Officer of the Company

NEXT PAGE

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WARWICK COMMUNITY BANCORP, INC.
Dated: March 31, 2003	BY: /s/ Fred G. Kowal Fred G. Kowal Chairman of the Board and Chief Executive Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Fred G. Kowal Fred G. Kowal	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 31, 2003

/s/ Ronald J. Gentile Ronald J. Gentile	President, Chief Operating Officer and Director	March 31, 2003

/s/ Arthur W. Budich Arthur W. Budich	Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2003

/s/ Anthony R. Bottini Anthony R. Bottini	Director	March 31, 2003

/s/ Thomas G. Kahn Thomas G. Kahn	Director	March 31, 2003

NEXT PAGE

Signature	Title	Date

/s/ R. Michael Kennedy R. Michael Kennedy	Director	March 31, 2003

/s/ Fred M. Knipp Fred M. Knipp	Director	March 31, 2003

/s/ Emil R. Krahulik Emil R. Krahulik	Director	March 31, 2003

/s/ David F. McBride David F. McBride	Director	March 31, 2003

/s/ John J. McDermott, III John J. McDermott, III	Director	March 31, 2003

/s/ John W. Sanford, III John W. Sanford, III	Director	March 31, 2003

/s/ Robert N. Smith Robert N. Smith	Director	March 31, 2003

NEXT PAGE

CERTIFICATIONS

I, Fred G. Kowal, Principal Executive Officer, certify that:

1. I have reviewed this annual report on Form 10-K of Warwick Community Bancorp, Inc. (the "Registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the consolidated financial statements, and other financial information included in this annual report, fairly present in all material respects the consolidated financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

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

b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report ( the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors ( or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could have significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ Fred G. Kowal

Fred G. Kowal
Chairman of the Board and Chief Executive Officer

NEXT PAGE

CERTIFICATIONS

I, Arthur W. Budich, Principal Financial Officer, certify that:

1. I have reviewed this annual report on Form 10-K of Warwick Community Bancorp, Inc. (the "Registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the consolidated financial statements, and other financial information included in this annual report, fairly present in all material respects the consolidated financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures ( as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report ( the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors ( or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could have significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ Arthur W. Budich

Arthur W. Budich
Senior Vice President and Chief Financial Officer

NEXT PAGE