Form 10-Q
period 2003-03-31
WARWICK COMMUNITY BANCORP INC
filed 2003-05-14
CIK 1046209

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003
OR
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

YES  X  NO

            As of May 14, 2003, there were 4,626,673 shares of the registrant's common stock outstanding.

NEXT PAGE

FORM 10-Q
Warwick Community Bancorp, Inc.
INDEX

PART I -- FINANCIAL INFORMATION		Page Number
Item 1.	Financial Statements -- Unaudited
	Consolidated Statements of Financial Condition at March 31, 2003and December 31, 2002	4
	Consolidated Statements of Income for the three months ended March 31, 2003 and 2002	5
	Consolidated Statements of Changes in Equity for for the three months ended March 31, 2003 and 2002	6
	Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and 2002	7
	Notes to Unaudited Consolidated Financial Statements	8-13
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13-20
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20
Item 4.	Controls and Procedures	21
PART II -- OTHER INFORMATION
Item 1.	Legal Proceedings	21
Item 2.	Changes in Securities	21
Item 3.	Defaults Upon Senior Securities	21
Item 4.	Submission of Matters to a Vote of Security Holders	21
Item 5.	Other Information	21
Item 6.	Exhibits and Reports on Form 8-K	21-22
Signature Page		23
Financial Statement Certifications

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

NEXT PAGE

PART I -- FINANCIAL INFORMATION

Item 1.    Financial Statements -- Unaudited

WARWICK COMMUNITY BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
	March 31, 2003	December 31, 2002
	(Dollars in thousands)
ASSETS
Cash on hand and in banks	$ 64,646	$ 59,667
Securities:
Available-for-sale, at fair value	289,461	208,787
Held-to-maturity, at amortized cost (fair value of $2,506 at March 31, 2003 and $2,812 at December 31, 2002)	2,504	2,810
Total securities	291,965	211,597
Real estate loans, net	353,153	387,677
Real estate loans held for sale	3,546	4,794
Consumer loans, net	47,095	52,115
Commercial business loans, net	29,530	24,619
Total loans	433,324	469,205
Allowance for loan losses	(5,013)	(4,932)
Total loans, net	428,311	464,273
Accrued interest receivable	3,534	3,381
Federal Home Loan Bank stock	10,825	11,200
Bank premises ∓ equipment, net	9,207	9,266
Other real estate owned, net	1,104	1,145
Bank owned life insurance	12,242	12,064
Goodwill and other intangible assets	2,558	2,609
Other assets	6,362	6,036
Total assets	$ 830,754	$ 781,238

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
NOW and money market	$ 152,194	$ 116,788
Savings	198,873	177,031
Certificates of deposit	111,962	117,253
Non-interest-bearing checking	60,089	55,604
Total depositor accounts	523,118	466,675
Mortgage escrow funds	2,868	3,368
Accrued interest payable	1,493	1,523
Federal Home Loan Bank advances	214,495	216,495
Other liabilities	11,309	12,069
Total liabilities	753,283	700,130

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 5,000,000 authorized; none issued	--	--
Common stock, $.01 par value; 15,000,000 shares authorized; 6,634,814 and 6,632,814 shares issued as of March 31, 2003 and December 31, 2002, respectively; 4,646,040 and 4,833,407 shares outstanding as of March 31, 2003 and December 31, 2002, respectively	66	66
Additional paid-in capital	64,753	64,518
Retained earnings	49,155	47,855
Accumulated other comprehensive income, net	680	585
Unallocated ESOP common stock	(3,860)	(4,069)
Unearned RRP common stock	(1,365)	(1,488)
	109,429	107,467
Treasury stock (1,988,774 and 1,799,407 shares at March 31, 2003 and December 31, 2002, respectively)	(31,958)	(26,359)
Total stockholders' equity	77,471	81,108
Total liabilities and stockholders' equity	$ 830,754	$ 781,238
See accompanying Notes to Unaudited Financial Statements.

NEXT PAGE

WARWICK COMMUNITY BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended March 31,
	2003	2002
	(In thousands, except per share amounts)
Interest Income:
Interest on loans	$ 7,859	$ 9,354
Interest and dividends on securities	2,940	3,426
Interest on federal funds sold	--	20
Interest on short-term money market instruments	113	9
Total interest income	10,912	12,809

Interest Expense:
Time deposits	771	985
Money market deposits	275	378
Savings deposits	1,108	979
Mortgagors' escrow deposits	13	14
Borrowed funds	2,790	3,337
Total interest expense	4,957	5,693
Net interest income	5,955	7,116

Provision for Loan Losses	(80)	(230)
Net interest income after provision for loan losses	5,875	6,886

Non-Interest Income:
Service and fee income	1,429	1,131
Gain on securities transactions	123	242
Net gain on sale of loans	135	46
Other income	198	164
Total non-interest income	1,885	1,583

Non-Interest Expense:
Salaries and employee benefits	2,649	2,628
FDIC insurance	20	19
Occupancy	537	539
Data processing	333	276
Advertising	54	39
Professional fees	193	247
Other	756	733
Total non-interest expense	4,542	4,481

Income before provision for income taxes	3,218	3,988
Provision for Income Taxes	1,241	1,536
Net income	$ 1,977	$ 2,452

Weighted Average:
Common shares	4,424	4,582
Dilutive stock options	230	134
	4,654	4,716
Earnings per Share:
Basic	$ 0.45	$ 0.54
Diluted	$ 0.42	$ 0.52

See accompanying Notes to Unaudited Financial Statements.

NEXT PAGE

WARWICK COMMUNITY BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income(Loss), net	Unallocated Common Stock Held by ESOP	Unearned Common Stock Held by RRP	Treasury Stock	Comprehensive Income(Loss)
	(In thousands)

BALANCE, December 31, 2001	$ 66	$ 63,681	$ 39,739	$ (822)	$ (4,900)	$ (2,001)	$ (21,760)
Net Income, January 1, 2002 - March 31, 2002	--	--	2,452	--	--	--	--	$ 2,452
Unrealized appreciation on securities available-for-sale, net	--	--	--	760	--	--	--	760
Comprehensive income(loss)	--	--	--	--	--	--		$ 3,212
Purchase of treasury stock	--	--	--	--	--	--	(120)
Allocation of ESOP stock	--	88	--	--	205	--	--
Cash dividends paid	--	--	(499)	--	--	--	--
Stock option plan.	--	21	--	--	--	--	--
Earned portion of RRP	--		--	--	--	124	--
BALANCE, March 31, 2002	$ 66	$ 63,790	$ 41,692	$ (62)	$ (4,695)	$ (1,877)	$ (21,880)
BALANCE, December 31, 2002	$ 66	$ 64,518	$ 47,855	$ 585	$ (4,069)	$ (1,488)	$ (26,359)
Net Income, January 1, 2003 - March 31, 2003	--	--	1,977	--	--	--	--	$ 1,977
Unrealized appreciation on securities available-for-sale, net	--	--	--	95	--	--	--	95
Comprehensive income	--	--	--	--	--	--	--	$ 2,072
Purchase of treasury stock	--	--	--	--	--	--	(5,603)
Allocation of ESOP stock	--	212	--	--	209	--	--
Cash dividends paid	--	--	(677)	--	--	--	--
Stock option plan.	--	23	--	--	--	--	4
Earned portion of RRP	--	--	--	--	--	123	--
BALANCE, March 31, 2003	$ 66	$ 64,753	$ 49,155	$ 680	$ (3,860)	$ (1,365)	$ (31,958)

See accompanying Notes to Unaudited Financial Statements.

NEXT PAGE

WARWICK COMMUNITY BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,

	2003	2002
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 1,977	$ 2,452
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	205	238
Amortization of goodwill	52	52
Amortization (accretion) of discount on investment securities	748	(608)
Net (increase) decrease in accrued interest receivable	(153)	353
Net decrease (increase) in BOLI and other assets	507	(781)
Provision for loan losses	80	230
Net gain on sales of loans	(135)	(46)
Mortgage loans funded	(20,303)	(4,511)
Mortgage loans sold	21,593	4,555
Net gain on sales of securities	(123)	(242)
Net decrease in accrued interest payable	(30)	(413)
Net decrease in accrued expenses and other liabilities	(760)	(387)
Total reconciliation adjustments	1,681	(1,560)
Net cash provided by operating activities	3,658	892
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and calls of securities	1,934	6,094
Purchases of securities	(115,182)	(11,912)
Proceeds from sale of trading securities and securities available-for-sale	2,180	4,067
Principal repayments from mortgage-backed securities	30,232	13,124
Redemption of Federal Home Loan Bank capital stock	375	2,587
Net decrease in loans	33,928	7,254
Purchases of fixed assets, net	(166)	(54)
Net cash (used in) provided by investing activities	(46,699)	21,160
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	56,443	9,418
Net decrease in escrow deposits	(501)	(124)
Net decrease in borrowed funds	(2,000)	(39,790)
Dividends on common stock	(677)	(499)
Purchase of treasury stock	(5,603)	(120)
Stock options exercised	25	21
ESOP allocation	210	205
Earned portion of RRP.	123	124
Net cash provided by (used in) financing activities	48,020	(30,765)
Net increase (decrease) in cash	4,979	(8,713)
Cash and Cash Equivalents, beginning of year	59,667	25,766
Cash and Cash Equivalents, end of period	$ 64,646	$ 17,053
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for-
Interest on deposits and borrowed funds	$ 4,987	$5,280
Income taxes	728	321

See accompanying Notes to Unaudited Financial Statements.

NEXT PAGE

WARWICK COMMUNITY BANCORP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            Certain information and footnote disclosures normally included in the unaudited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the December 31, 2002 Annual Report on Form 10-K.

            Basis of Presentation

            The accompanying unaudited consolidated financial statements include the accounts of Warwick Community Bancorp, Inc. (" Parent Company"), its savings bank subsidiary, The Warwick Savings Bank ("Warwick Savings"), and its commercial bank subsidiary, The Towne Center Bank ("Towne Center") and its title business subsidiary, Hardenburgh Abstract Company of Orange County, Inc. ("Hardenburgh"). The consolidated financial statements of the Parent Company and its subsidiaries (collectively, the "Company") conform to generally accepted accounting principles and reporting practices followed by the banking industry. All significant intercompany balances and transactions are eliminated in consolidation.

            The unaudited consolidated financial statements included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results of operations that may be expected for the entire year ending December 31, 2003. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC").

            These unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the SEC on March 31, 2003.

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

NEXT PAGE

	For the Three Months Ended March 31,
	2003	2002
	(Dollars in thousands)
Net income	$ 1,977	$ 2,452

Basic weighted-average common shares outstanding	4,424	4,582
Plus: Dilutive stock options	230	134
Diluted weighted-average common shares outstanding	4,654	4 ,716

Net income per common share:
Basic	$ 0.45	$ 0.54
Diluted	$ 0.42	$ 0.52

            Stock-Based Compensation

            At March 31, 2003, the Company has stock-based employee compensation plans. The Company accounts for this plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS")No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

	For the Three Months Ended March 31,
	2003	2002
	(Dollars in thousands)
Net income, as reported	$ 1,977	$2,452
Add: Stock-based compensation expense included in reported net income, net of related tax effects	76	77
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(235)	(237)
Pro forma net income	$ 1,818	$2,292

Earnings per share:
Basic-as reported	$0.45	$0.54
Basic-pro forma	$0.41	$0.50

Diluted- as reported	$0.42	$0.52
Diluted-pro forma	$0.39	$0.49

371,185 options are currently exercisable. The fair value of each option was estimated on the date granted using the Black-Scholes option pricing model. The fair value of the options granted in 2003 and 2002 was estimated to be $8.86 and $7.25, respectively. The following weighted-average assumptions were used for grants in 2003 and 2002: risk free interest rate of 2.90% and 4.49%; expected dividend yield of 1.2%; expected life of five years; and expected volatility of 35.06% and 28.75%.

NEXT PAGE

            Comprehensive Income

            Comprehensive income includes net income and all other changes in equity during a period except those resulting from investments by owners and distributions to owners. Other comprehensive income includes revenues, expenses, gains and losses that, under accounting principles generally accepted in the United States of America, are included in comprehensive income but excluded from net income. Comprehensive income and accumulated other comprehensive income are reported net of related income taxes. Accumulated other comprehensive income for the Company consists solely of unrealized holding gains or losses on available for sale securities and an adjustment for the minimum pension liability.

            New Accounting Pronouncements

            In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 addresses disclosures to be made by a guarantor in its financial statements about its obligations under guarantees. The interpretation also requires the recognition, at estimated fair value, of a liability by the guarantor at the inception of certain guarantees issued or modified after December 31, 2002. This recognition requirement did not have a material impact on the Company's consolidated financial statements.

            FASB Interpretation No.6, "Consolidation of Variable Interest Entities," was issued in January 2003. The Interpretation provides guidance on the identification of entities controlled through means other than voting rights. The Interpretation specifies how a business enterprise should evaluate its interests in a variable interest entity to determine whether to consolidate that entity. A variable interest entity must be consolidated by its primary beneficiary if the entity does not effectively disperse risks among the parties involved. Adoption of this interpretation did not have a significant effect on the Company's consolidated financial statements.

NEXT PAGE

2.          Loan Portfolio Composition

            The following table sets forth the composition of the Company's loan portfolio in dollar amounts and percentage of the portfolio at the dates indicated.

	At March 31, 2003		At December 31, 2002
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real Estate Loans:
One- to four-family	$ 198,227	45.82%	$ 232,045	49.53%
One-to four-family held for sale	3,546	0.81	4,794	1.02
One-to four-family construction	130	0.03	3,441	0.73
Multi family	51,180	11.83	42,305	9.03
Commercial real estate	98,746	22.83	101,819	21.73
Construction and development	4,807	1.11	8,061	1.72
Total real estate loans	356,636	82.43	392,465	83.77
Commercial business loans	29,493	6.82	24,567	5.24
Consumer loans:
Automobile	22,398	5.18	25,616	5.47
Home equity	23,176	5.36	24,695	5.27
Other consumer loans	911	0.21	1,186	0.25
Total consumer loans	46,485	10.75	51,494	10.99
Total loans	432,614	100.00%	468,526	100.00%
Premiums and deferred loan fees,net	710		679
Allowance for loan losses	(5,013)		(4,932)
Total loans, net	$ 428,311		$ 464,273

NEXT PAGE

3.        Non-Performing Assets

            The following table sets forth information regarding non-accrual loans, other past due loans and other real estate owned at the dates indicated.

	March 31, 2003	December 31, 2002
	(Dollars in thousands)
Non-accruing loans:
One- to four-family	$1,970	$ 1,279
Commercial real estate	338	422
Commercial business loans	55	84
Consumer loans	8	--
Total non-accrual loans	2,371	1,785
Accruing loans delinquent 90 days or more:
Commercial real estate	--	14
Commercial business loans	129	141
Total	129	255
Total non-performing loans	2,500	2,040
Foreclosed real estate:
One- to four-family	168	209
Commercial real estate	936	936
Total	1,104	1,145
Total non-performing assets	$ 3,604	$ 3,185
Non-performing loans to total loans	0.58%	0.44%
Total non-performing assets to total assets	0.43%	0.41%

NEXT PAGE

4.        Allowance for Loan Losses

            The following table sets forth the activity in the Company's allowance for loan losses at and for the periods indicated.

	Three Months Ended March 31,		Year Ended December 31,
	2003	2002	2002
	(Dollars in thousands)
Allowance for loan losses:
Balance at beginning of period	$ 4,932	$ 3,650	$ 3,650
Charge-offs:
Commercial business	--	--	56
Consumer loans	9	17	37
Total charge-offs	9	17	93
Recoveries:
Consumer loans	10	7	37
Total recoveries	10	7	37

Provision for loan losses	80	230	1,338
Balance at end of Period	$ 5,013	$ 3,870	$ 4,932

Ratio of net charge-offs during the period to average loans outstanding	0.00%	0.00%	0.01%
Ratio of allowance for loan losses to total loans at end of period	1.16%	0.75%	1.06%
Ratio of allowance for loan losses to non- performing loans	200.48%	167.82%	241.76%

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

General

            Warwick Community Bancorp, Inc. is a bank holding company incorporated in September 1997 under the laws of the State of Delaware and is registered under the Bank Holding Company Act of 1956, as amended ("BHCA"). The Parent Company elected to become a financial holding company under the BHCA in October 2000. The primary business of the Parent Company is the operation of its wholly owned subsidiaries, Warwick Savings, Towne Center and Hardenburgh, the Parent Company's title insurance agency subsidiary. Presently, the only significant assets of the Parent Company are the capital stock of Warwick Savings, Towne Center and Hardenburgh, the note evidencing the loan the Parent Company made to the ESOP to allow the ESOP to purchase 8% of the Parent Company's common stock issued in the Parent Company's initial public offering, and the investments acquired with the net proceeds of the offering retained by the Parent Company. While the following discussion of financial condition and results of operations includes the collective results of the Parent Company and its subsidiaries, this discussion reflects primarily Warwick Savings' activities. Unless otherwise disclosed, the information presented herein reflects the financial condition and results of operations of the Parent Company and its subsidiaries on a consolidated basis, and as used herein the term "Company" refers to the Parent Company and its subsidiaries collectively.

NEXT PAGE

Critical Accounting Policies and Estimates

            "Management's Discussion and Analysis of Financial Condition and Results of Operation" is based upon the Company's consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 of the Company's Audited Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and filed with the SECcontains a summary of the Company's significant accounting policies. Management believes the Company's policy with respect to the methodology for the determination of the allowance for loan losses involves a higher degree of complexity and requires management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact results of operations. This critical policy and its application is periodically reviewed with the Board of Directors.

The allowance for loan losses is based upon management's evaluation of the adequacy of the allowance, including an assessment of known and inherent risks in the portfolio, giving consideration to the size and composition of the loan portfolio, actual loan loss experience, level of delinquencies, detailed analysis of individual loans for which full collectibility may not be assured, the existence and estimated net realizable value of any underlying collateral and guarantees securing the loans, and current economic and market conditions. Although management uses the best information available, the level of the allowance for loan losses remains an estimate which is subject to significant judgment and short-term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to make additional provisions for loan losses based upon information available to them at the time of their examination. Furthermore, the majority of the Company's loans are secured by real estate in the states of New York and New Jersey. Accordingly, the collectibility of a substantial portion of the carrying value of the Company's loan portfolio is susceptible to changes in local market conditions and may be adversely affected should real estate values decline or the New York and New Jersey areas experience adverse economic shock. Further adjustments to the allowance for loan losses may be necessary due to economic, operating, regulatory and other conditions beyond the Company's control.

Financial Condition

            For the three-month period ended March 31, 2003, total assets of the Company increased $49.5 million from $781.2 million at December 31, 2002 to $830.7 million at March 31, 2003. This increase in total assets was primarily attributable to an $80.4 million, or 38.0%, increase in securities, which increased from $211.6 million at December 31, 2002 to $292.0 million at March 31, 2003 and the $5.0 million increase in cash and due from banks. Partially offsetting these increases was the $35.9 million, or 7.6%, decrease in total loans, which decreased from $469.2 million at December 31, 2002 to $433.3 million at March 31, 2003. The increase in the Company's securities portfolio was the result of the reinvestment of the significant cash flows from loan repayments into investment securities rather than long-term fixed-rate residential loans. The decrease in total loans was attributable to the $38.4 million decrease in one-to four- family real estate loans and the $5.0 million decrease in consumer loans, resulting from very high loan prepayments. Partially offsetting these decreases were the increases of $8.9 million and $4.9 million in multi family real estate loans and commercial business loans, respectively. The allowance for loan losses increased to $5.0 million at March 31, 2003 from $4.9 million at December 31, 2002. Additionally, the Federal Home Loan Bank of New York ("FHLBNY") repurchased $375,000 of its capital stock from the Company which reduced the Company's investment in FHLBNY capital stock from $11.2 million at December 31, 2002 to $10.8 million at March 31, 2003.

NEXT PAGE

            Deposits increased $56.4 million, or 12.1%, from $466.7 million at December 31, 2002 to $523.1 million at March 31, 2003. This increase was primarily attributable to an increase of $35.4 million in NOW and money market accounts, an increase in savings accounts of $21.8 million and an increase of $4.5 million in non-interest-bearing checking accounts, which were partially offset by the decrease in certificates of deposit accounts of $5.3 million. The Company remains a deposit-driven financial institution with emphasis on core deposit accumulation and retention as a basis for sound growth and profitability. The Company believes its record of sustaining core deposit growth is reflective of the Company's retail approach to banking which emphasizes convenient branch locations, extended hours of operation, quality service and active marketing.

            Borrowed funds, comprised primarily of advances from the FHLBNY, decreased $2.0 million, to $214.5 million at March 31, 2003 from $216.5 million at December 31, 2002. The decrease in borrowings was funded by the deposit growth detailed above.

            Total stockholders' equity decreased by $3.6 million, or 4.5%, from $81.1 million at December 31, 2002 to $77.5 million at March 31, 2003. The decrease in total stockholders' equity was primarily attributable to the repurchases of 189,500 shares of the Company's outstanding common stock during the first three months of 2003 at a total cost of $5.6 million. Also contributing to the decrease in stockholders' equity was the payment of a quarterly cash dividend to shareholders amounting to $ 676,700, which dividend was declared on January 22, 2003 and paid on February 14, 2003. On April 16, 2003, the Company declared a dividend on its common stock of $0.15 per share of common stock. The dividend was paid on May 9, 2003 to stockholders of record on April 28, 2003. The decrease in stockholders' equity was partially offset by net income of $2.0 million for the three months ended March 31, 2003 and a decrease in unearned ESOP and RRP common stock which resulted in a $545,000 increase in stockholders' equity.

Analysis of Net Interest Income

            Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

            Average Balance Sheets. The following table sets forth certain information regarding the Company's average statements of financial condition and its statements of income for the three months ended March 31, 2003 and 2002 and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs were derived by dividing interest income or expense by the average balance of assets or liabilities, respectively, for the periods shown. The yields include deferred fees and discounts, which are considered yield adjustments. Average balances were computed based on month-end balances. Management believes the use of average monthly balances instead of average daily balances does not have a material effect on the information presented.

NEXT PAGE

	Three Months Ended March 31,
	2003			2002
	Average Balance	Interest	Average Yield/ Cost	Average Balance(1)	Interest	Average Yield/ Cost
Assets:	(Dollars in thousands)
Interest-earning assets:
One-to four-family loans, net	$ 221,791	$ 3,815	6.88%	$ 327,960	$5,868	7.16%
Multi family loans	45,550	895	7.86	14,358	281	7.83
Commercial real estate loans, net	102,305	1,814	7.09	65,490	1,235	7.54
Construction and development, net	6,558	97	5.92	8,339	128	6.10
Commercial business loans, net	26,672	411	6.16	35,134	546	6.22
Consumer loans, net	49,630	827	6.67	70,952	1,296	7.31
Mortgage-backed securities	200,649	2,136	4.26	95,445	1,494	6.26
Federal funds sold	--	--	--	5,743	20	1.39
Interest earning accounts at banks	44,206	113	1.02	1,740	9	2.07
Investment securities	60,373	804	5.33	124,090	1,932	6.23
Total interest-earning assets	757,734	10,912	5.76	749,301	12,809	6.84
Non-interest earning assets	43,934			44,848
Total assets	$ 801,668			$ 794,149
Liabilities and retained earnings:
Interest-bearing liabilities:
Passbook accounts	$ 188,810	997	2.11%	$ 141,515	854	2.41%
Escrow deposits	2,379	13	2.19	2,800	14	2.00
NOW accounts	44,769	111	0.99	39,244	125	1.27
Money market accounts	82,087	275	1.34	78,186	378	1.93
Certificate accounts	113,675	771	2.71	113,656	985	3.47
Total deposits	431,720	2,167	2.01	375,401	2,356	2.51
Borrowed funds	216,556	2,790	5.15	278,447	3,337	4.79
Total interest-bearing liabilities	648,276	4,957	3.06	653,848	5,693	3.48
Non-interest bearing liabilities	73,927			64,503
Total liabilities	722,203			718,351
Retained earnings	79,465			75,798
Total liabilities and retained earnings	$ 801,668			$ 794,149
Net interest income/interest rate spread		$ 5,955	2.70%		$ 7,116	3.36%
Net interest-earning assets/net interest margin	$ 109,458		3.14%	$ 95,453		3.80%
Ratio of interest-earning assets to interest-bearing liabilities			116.88%			114.60%

(1) Certain reclassifications have been made to escrow and non-interest bearing deposits.

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

	Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002
	Increase (Decrease) in Net Interest Income Due to
	Volume	Rate	Net
	(In thousands)
Interest-earning assets:
One-to four-family loans, net	$ (1,900)	$ (153)	$ (2,053)
Multi family loans	610	4	614
Commercial real estate loans, net	694	(115)	579
Construction and development, net	(28)	(3)	(31)
Commercial business loans, net	(132)	(3)	(135)
Consumer loans, net	(389)	(80)	(469)
Mortgage-backed securities	1,647	(1,005)	642
Federal funds sold	(20)	--	(20)
Interest earning accounts at banks	220	(116)	104
Investment securities	(992)	(136)	(1,128)
Total	(290)	(1,607)	(1,897)

Interest-bearing liabilities:
Passbook accounts	285	(142)	218
Escrow accounts	(2)	1	(1)
NOW accounts	18	(32)	(14)
Money market accounts	19	(122)	(103)
Certificates of deposit	--	(213)	(213)
Borrowed funds	(742)	195	(547)
Total	(422)	(313)	(735)
Net change in net interest income	$ 132	$ (1,294)	$(1,162)

Comparison of Operating Results for the Three Months Ended March 31, 2003 and 2002

            General. For the three months ended March 31, 2003, the Company recognized net income of $2.0 million, or $0.42 per diluted share, as compared to net income of $2.4 million, or $0.52 per diluted share, for the three months ended March 31, 2002, which represents a $475,000, or 19.4%, decrease. Net interest income decreased $1.2 million, or 16.3%, for the three months ended March 31, 2003 and non-interest expense increased $61,000, or 1.4% during the same period. For the first quarter ended March 31, 2003, annualized return on average assets ("ROAA") and annualized return on average equity ("ROAE") were 0.99% and 9.95%,

NEXT PAGE

respectively. The ROAA and ROAE for the corresponding quarter of 2002 were 1.24% and 12.94%, respectively.

            Interest Income. Interest income amounted to $10.9 million for the three months ended March 31, 2003, as compared to $12.8 million for the three months ended March 31, 2002. This decrease of $1.9 million, or 14.8%, was primarily the result of the $2.0 million decrease in interest earned on the Company's residential mortgage loan portfolio, the $469,000 decrease in interest earned on consumer loans and the $486,000 decrease in interest and dividends earned on securities, as compared to the respective amounts earned over the three-month period ended March 31, 2002. These decreases were partially offset by the $1.2 million increase in interest earned on commercial real estate loans as compared to the respective amounts earned over the three-month period ended March 31, 2002.

            The decrease in interest earned on the Company's one-to four-family mortgage loan portfolio in the first quarter of 2003 resulted primarily from the $106.2 million decrease in the average balance of one-to four-family mortgage loans over the comparable period in 2002. The decrease in interest earned on consumer loans was primarily the result of the decrease in average balances of $21.3 million, or 30.1%. The increase in interest earned on commercial real estate was attributable to the $36.8 million increase in the average balances for the three month period ended March 31, 2003 as compared to the respective period in 2002.

            Interest Expense. Total interest expense for the three-month period ended March 31, 2003 decreased from $5.7 million to $5.0 million, a decrease of $735,000, or 12.9%, as compared to the same three-month period one year earlier. A $5.6 million decrease in average interest bearing liabilities coupled with a 42 basis point decrease in the cost of funds to 3.06% accounted for the decrease in interest expense. The cost of funds was influenced by the continued decline in rates. Average borrowed funds decreased $61.9 million, or 22.2% while average deposit balances increased $56.3 million, or 21.5% for the three months ended March 31, 2003.

            Net Interest Income. Net interest income for the three months ended March 31, 2003 decreased $1.2 million, or 16.3%, to $5.9 million compared to the three months ended March 31, 2002, primarily as a result of the $106.2 million decrease in the average balance of one-to four-family mortgage loans coupled with a decrease of 108 basis points in the average yield earned on total interest earning assets and was only partially offset by the decrease in the cost of interest bearing liabilities. Interest rate spread decreased to 2.70% from 3.36%, and the net interest margin was 3.14% and 3.80%, respectively, for the three-month periods ended March 31, 2003 and 2002.

            Provision for Loan Losses. The provision for loan losses for the three months ended March 31, 2003 decreased $150,000, or 65.2%, to $80,000 compared to the three months ended March 31, 2002. The decrease in the provision was a result of management's assessment of the loan portfolio and its assessment of the local economy and market conditions.

            Non-Interest Income. Non-interest income, net, for the three months ended March 31, 2003 and 2002 totaled $1.9 million and $1.6 million, respectively. The increases in service and fee income, net gain on sale of loans and other income, for the three months ended March 31, 2003 was partially offset by the decrease in the gain on securities transactions. The increase in service and fee income resulted primarily from increased commercial loans fees, fees generated from the sales of mutual funds and tax-deferred annuities and fees attributable to services provided to a growing customer base.

            Non-Interest Expense. Non-interest expense remained relatively constant at $4.5 million for the three month period ended March 31, 2003 as compared to March 31, 2002. Salaries and employee benefits expense increased $21,000 for the three months ended March 31, 2003 as compared to the comparable period in 2002. Data processing expense and other expense increased $57,000 and $23,000, respectively, for the three months

NEXT PAGE

ended March 31, 2003 as compared to March 31, 2002. Professional fees decreased $54,000 for the three months ended March 31, 2003 as compared to March 31,2002.

            Provision for Income Taxes. The $295,000 decrease in the provision for income taxes to $1.2 million for the three-month period ended March 31, 2003, as compared to the three-month period ended March 31, 2002, was primarily attributable to the 19.3% decrease in pre-tax income. The applicable tax rates for the first quarter of 2003 and 2002 were 38.56% and 38.52%, respectively.

Liquidity and Capital Resources

            Liquidity is managed using a combination of customer deposits, cash and short-term interest-earning assets, mortgage loans held for sale, investment securities held as available for sale and borrowings from the FHLBNY.

            At March 31, 2003, the Company's total approved loan origination commitments outstanding totaled $48.8 million. Certificates of deposit scheduled to mature in one year or less at March 31, 2003 totaled $86.3 million. Based on historical experience, management believes that a significant portion of such deposits will remain with the Company.

            At March 31, 2003, the Company had cash and due from banks of $64.6 million and securities available for sale of $289.5 million. Management believes these amounts, together with the Company's borrowing capabilities, to be more than adequate to meet its short-term cash needs.

Regulatory Capital Position

            The Company's primary regulator, the Federal Reserve Board (the "Federal Reserve") which regulates bank holding companies, has issued guidelines classifying and defining bank holding capital into the following components: (1) Tier I capital, which includes tangible stockholders' equity for common stock and certain perpetual preferred stock, and (2) Tier II capital, which includes a portion of the allowance for loan losses and preferred stock that does not qualify as Tier I capital. The risk-based capital guidelines require financial institutions to maintain specific defined credit risk factors (risk-adjusted assets). As of March 31, 2003 the minimum Tier I and combined Tier I and Tier II capital ratios required by the Federal Reserve for capital adequacy were 4% and 8%, respectively.

            Warwick Savings, Warwick Commercial Bank and Towne Center are subject to minimum regulatory capital requirements imposed by the Federal Deposit Insurance Corporation ("FDIC"), which requirements are, as a general matter, based on the amount and composition of an institution's assets. Insured institutions in the strongest financial and managerial condition, with a rating of 1 (the highest examination rating of the FDIC under the Uniform Financial Institutions Rating System) are required to maintain Tier 1 capital of not less than 3.0% of total assets (the "leverage capital ratio"). For all other banks, the minimum leverage capital ratio is 4.0%, unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the institution.

NEXT PAGE

            The following table shows Warwick Savings' regulatory capital positions and ratios at March 31, 2003.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Percent	Amount	Percent	Amount	Percent
Total Capital (to risk-weighted assets)	$ 63,139	15.73%	$ 32,120	8.00%	$40,150	10.00%
Tier 1 Capital (to risk-weighted assets)	58,563	14.59%	16,060	4.00%	24,090	6.00%
Tier 1 Capital (to average assets)	58,563	7.78%	30,126	4.00%	37,657	5.00%

            The following table shows the Parent Company's regulatory capital positions and ratios as of March 31, 2003.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Percent	Amount	Percent	Amount	Percent
Total Capital (to risk-weighted assets)	$78,360	17.72%	$ 35,385	8.00%	$44,231	10.00%
Tier 1 Capital (to risk-weighted assets)	73,347	16.58	17,693	4.00	26,539	6.00
Tier 1 Capital (to average assets)	73,347	9.18	31,964	4.00	39,956	5.00

Item 3.   Quantitative And Qualitative Disclosures About Market Risk

            Quantitative and qualitative disclosure about market risk is presented at December 31, 2002 in the Company's Annual Report on Form 10-K, which was filed with the SEC on March 31, 2003. There have been no material changes in the Company's market risk at March 31, 2003 as compared to December 31, 2002. The Company's most significant form of market risk is interest rate risk, as the majority of its assets and liabilities are sensitive to changes in interest rates. As noted in Item 2, Management's Discussion and Analysis, the decrease in the Company's net interest income is due, in part, to the relative changes in yield and cost of the Company's assets and liabilities as a result of the decreasing market interest rates in 2002 and into 2003. Should market interest rates increase, the cost of interest-bearing liabilities may increase faster than the rates on interest-bearing assets. Conversely, should market interest rates fall significantly below current levels, the Company's net interest margin may also be negatively impacted. Market risk is reviewed quarterly by the Company's Asset Liability Committee.

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

            The Company intends to continually review and evaluate the design and effectiveness of its disclosure controls and procedures and to improve its controls and procedures over time and to correct any deficiencies that it may discover in the future. The goal is to ensure that senior management has timely access to all material financial and non-financial information concerning the Company's business. While the Company believes the present design of its disclosure controls and procedures is effective to achieve its goal, future events affecting its business may cause the Company to modify its disclosure controls and procedures.

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

Item 6.   Exhibits and Reports on Form 8-K

               (a) Exhibits

               See Index to Exhibits.

               (b) Reports on Form 8-K

NEXT PAGE

On February 26, 2003, the Company filed a Form 8-K, dated February 26, 2003, with the SEC amending the Company's news release announcing the reclassification of interest income for the three and twelve months ended December 31, 2002.

On March 19, 2003, the Company filed a Form 8-K, dated March 19, 2003, with the SEC announcing the Company's ninth stock repurchase program.

NEXT PAGE

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Warwick Community Bancorp, Inc. (Registrant)
Date: May 14, 2003	By:	/s/ Fred G. Kowal Fred G. Kowal Chairman and Chief Executive Officer (Duly Authorized Officer)
Date: May 14, 2003	By:	/s/ Arthur W. Budich Arthur W. Budich Senior Vice President and Chief Financial Officer (Principal Financial Officer)

NEXT PAGE

CERTIFICATIONS

I, Fred G. Kowal, certify that:

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

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors ( or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could have significantly affected internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ Fred G. Kowal

Fred G. Kowal
Chairman of the Board and Chief Executive Officer

NEXT PAGE

CERTIFICATIONS

I, Arthur W. Budich, certify that:

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

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors ( or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could have significantly affected internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ Arthur W. Budich

Arthur W. Budich
Senior Vice President and Chief Financial Officer

NEXT PAGE

INDEX TO EXHIBITS

Exhibit Number	Document
3.1	Certificate of Incorporation of Warwick Community Bancorp, Inc. (1)

3.2	Bylaws of Warwick Community Bancorp, Inc., as amended (9)

4.1	Certificate of Incorporation of Warwick Community Bancorp, Inc. (11)

4.2	Bylaws of Warwick Community Bancorp, Inc., as amended (11)

4.3	Form of Stock Certificate of Warwick Community Bancorp, Inc. (1)

4.4	Rights Agreement between Warwick Community Bancorp, Inc. and Registrar and Transfer Company, dated as of October 17, 2000, as amended by Amendment No. One to the rights Agreement dated September 17, 2002 (6)

4.5	Form of Right Certificate (7)

4.6	Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock of Warwick Community Bancorp, Inc. (7)

10.1	Employment Agreement by and between Warwick Community Bancorp, Inc. and Fred G. Kowal (8)

10.2	Amendment No. 1 to the Employment Agreement by and between Warwick Community Bancorp, Inc. and Fred G. Kowal (10)

10.3	Employment Agreement by and between Warwick Community Bancorp, Inc. and Ronald J. Gentile (2)

10.4	First Amendment to Employment Agreement by and between Warwick Community Bancorp, Inc. and Ronald J. Gentile (4)

10.5	Employment Agreement by and between Warwick Community Bancorp, Inc. and Arthur W. Budich (2)

10.6	First Amendment to Employment Agreement by and between Warwick Community Bancorp, Inc. and Arthur W. Budich (4)

10.7	Employment Agreement by and between Warwick Community Bancorp, Inc. and Nancy L. Sobotor-Littell (2)

10.8	First Amendment to Employment Agreement by and between Warwick Community Bancorp, Inc. and Nancy L. Sobotor-Littell (4)

NEXT PAGE

Exhibit Number	Document
10.9	Recognition and Retention Plan of Warwick Community Bancorp, Inc. (3)

10.10	First Amendment to the Recognition and Retention Plan of Warwick Community Bancorp, Inc. (5)

10.11	Second Amendment to the Recognition and Retention Plan of Warwick Community Bancorp, Inc. (8)

10.12	Trust Agreement between Warwick Community Bancorp, Inc. and Orange County Trust Company for the Recognition and Retention Plan of Warwick Community Bancorp, Inc. (2)

10.13	Stock Option Plan of Warwick Community Bancorp, Inc. (3)

10.14	First Amendment to the Stock Option Plan of Warwick Community Bancorp, Inc. (5)

10.15	Form of Amended Stock Option Agreement for Directors under the Stock Option Plan of Warwick Community Bancorp, Inc (9)

10.16	Form of Amended Stock Option Agreement for Employees under the Stock Option Plan of Warwick Community Bancorp, Inc.(9)

10.17	Benefit Restoration Plan of The Warwick Savings Bank (1)

10.18	Grantor Trust Agreement by and between The Warwick Savings Bank and HSBC Bank USA for the Benefit Restoration Plan of The Warwick Savings Bank (2)

10.19	Change in Control Severance Plan of Warwick Community Bancorp, Inc. and Affiliates (9)

11.1	Statement re: Computation of per share earnings (See the Statement of Income and Note 2 of the Notes to Unaudited Consolidated Financial Statements in this report on Form 10-Q).
99.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to the Exhibits to the Company's Registration Statement on Form S-1, filed on September 19, 1997, Registration No. 333-36021.
(2)	Incorporated herein by reference to the Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1998.
(3)	Incorporated herein by reference to the Company's definitive Proxy Statement for the Special Meeting of Shareholders held on June 24, 1998.
(4)	Incorporated herein by reference to the Exhibits to the Company's Annual Report on Form 10-K for the transition period from June 30, 1998 to December 31, 1998.

NEXT PAGE

(5)	Incorporated herein by reference to the Company's definitive Proxy Statement for the Special Meeting of Shareholders held on April 20, 1999.
(6)	Incorporated herein by reference to the Exhibits to the Company's Registration Statement on Form 8-A, filed on October 18,2000.
(7)	Incorporated herein by reference to the Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
(8)	Incorporated herein by reference to the Exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
(9)	Incorporated herein by reference to the Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
(10)	Incorporated herein by reference to the Company's Quarterly Report on Form t for the Special-Q for the quarter ended September 30, 2002.
(11)	Incorporated herein by reference to the Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

NEXT PAGE

EXHIBIT 99.1

            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned hereby certifies in his capacity as an officer of Warwick Community Bancorp, Inc. (the "Registrant") that the Quarterly Report of the Registrant on Form 10-Q for the period ended March 31, 2003 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the consolidated financial condition of the Registrant at the end of such period and the results of operations of the Registrant for such period.

Date: May 14, 2003	By:	/s/ Fred G. Kowal Fred G. Kowal Chairman and Chief Executive Officer
Date: May 14, 2003	By:	/s/ Arthur W. Budich Arthur W. Budich Senior Vice President and Chief Financial Officer