Form 10-Q
period 2003-06-30
WARWICK COMMUNITY BANCORP INC
filed 2003-08-14
CIK 1046209

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003
OR
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

YES  X  NO

            As of August 14, 2003, there were 4,558,872 shares of the registrant's common stock outstanding.

NEXT PAGE

FORM 10-Q
Warwick Community Bancorp, Inc.
INDEX

PART I -- FINANCIAL INFORMATION		Page Number
Item 1.	Financial Statements -- Unaudited
	Consolidated Statements of Financial Condition at June 30, 2003and December 31, 2002	4
	Consolidated Statements of Income for the three months ended June 30, 2003 and 2002	5
	Consolidated Statements of Changes in Equity for for the six months ended June 30, 2003 and 2002	6
	Consolidated Statements of Cash Flows for the six months ended June 30, 2003 and 2002	7
	Notes to Unaudited Consolidated Financial Statements	8-13
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13-23
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23
Item 4.	Controls and Procedures	24
PART II -- OTHER INFORMATION
Item 1.	Legal Proceedings	24
Item 2.	Changes in Securities	24
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Submission of Matters to a Vote of Security Holders	24-25
Item 5.	Other Information	25
Item 6.	Exhibits and Reports on Form 8-K	25
Signature Page		26
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

NEXT PAGE

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements -- Unaudited

WARWICK COMMUNITY BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
	June 30, 2003	December 31, 2002
	(Dollars in thousands)
ASSETS
Cash on hand and in banks	$ 19,465	$ 59,667
Securities:
Available-for-sale, at fair value	375,698	208,787
Held-to-maturity, at amortized cost (fair value of $2,335 at June 30, 2003 and $2,812 at December 31, 2002)	2,324	2,810
Total securities	378,022	211,597
Residential real estate loans, net	154,912	235,156
Residential real estate loans held for sale	4,085	4,794
Multi family and commercial real estate loans, net	158,132	152,521
Consumer loans, net	45,329	52,115
Commercial business loans, net	25,733	24,619
Total loans	388,191	469,205
Allowance for loan losses	(4,991)	(4,932)
Total loans, net	383,200	464,273
Accrued interest receivable	3,697	3,381
Federal Home Loan Bank stock	11,662	11,200
Bank premises ∓mp; equipment, net	9,459	9,266
Other real estate owned, net	100	1,145
Bank owned life insurance	12,424	12,064
Goodwill and other intangible assets	2,506	2,609
Other assets	7,307	6,036
Total assets	$ 827,842	$ 781,238
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Time	$ 107,321	$ 117,253
Money market	72,203	70,081
Savings and NOW	258,343	223,737
Non-interest-bearing checking	62,262	55,604
Total depositor accounts	500,129	466,675
Mortgagors' escrow funds	3,509	3,368
Accrued interest payable	1,496	1,523
Federal Home Loan Bank advances	233,245	216,495
Other liabilities	12,667	12,069
Total liabilities	751,046	700,130
STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 5,000,000 authorized; none issued	--	--
Common stock, $.01 par value; 15,000,000 shares authorized; 6,635,447 and 6,632,814 shares issued as of June 30, 2003 and December 31, 2002, respectively; 4,533,673 and 4,833,407 shares outstanding as of June 30, 2003 and December 31, 2002, respectively	66	66
Additional paid-in capital	65,110	64,518
Retained earnings	50,145	47,855
Accumulated other comprehensive income, net	1,715	585
Unallocated ESOP common stock	(3,650)	(4,069)
Unearned RRP common stock	(1,242)	(1,488)
	112,144	107,467
Treasury stock (2,101,774 and 1,799,407 shares at June 30, 2003 and December 31, 2002, respectively)	(35,348)	(26,359)
Total stockholders' equity	76,796	81,108
Total liabilities and stockholders' equity	$ 827,842	$ 781,238
See accompanying Notes to Unaudited Financial Statements.

NEXT PAGE

WARWICK COMMUNITY BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
	(In thousands, except per share amounts)
Interest Income:
Interest on loans	$ 7,096	$ 9,160	$ 14,956	$ 18,515
Interest and dividends on securities	2,763	3,277	5,703	6,703
Interest on federal funds sold	--	--	--	20
Interest on short-term money market instruments	69	72	182	79
Total interest income	9,928	12,509	20,841	25,317

Interest Expense:
Time deposits	695	873	1,466	1,860
Money market deposits	231	379	507	756
Savings and NOW deposits	877	1,042	1,986	2,020
Mortgagors' escrow deposits	17	23	30	37
Borrowed funds	2,782	3,210	5,571	6,547
Total interest expense	4,602	5,527	9,560	11,220
Net interest income	5,326	6,982	11,281	14,097

Provision for Loan Losses	(10)	(225)	(90)	(455)
Net interest income after provision for loan losses	5,316	6,757	11,191	13,642

Non-Interest Income:
Service and fee income	1,442	1,313	2,871	2,444
Gain on securities transactions	229	--	352	242
Net gain on sale of loans	129	100	265	146
Other income	77	1,070	274	1,234
Total non-interest income	1,877	2,483	3,762	4,066

Non-Interest Expense:
Salaries and employee benefits	2,489	2,790	5,139	5,418
FDIC insurance	20	21	40	40
Occupancy	521	541	1,062	1,079
Data processing	311	303	645	579
Advertising	99	54	153	93
Professional fees	259	376	452	626
Other	837	835	1,587	1,539
Total non-interest expense	4,536	4,920	9,078	9,374

Income before provision for income taxes	2,657	4,320	5,875	8,334
Provision for Income Taxes	971	1,798	2,212	3,360
Net income	$ 1,686	$ 2,522	$ 3,663	$ 4,974

Weighted Average:
Common shares	4,294	4,596	4,358	4,589
Dilutive stock options	237	189	234	164
	4,531	4,785	4,592	4,753
Earnings per Share:
Basic	$ 0.39	$ 0.55	$ 0.84	$ 1.08
Diluted	$ 0.37	$ 0.53	$ 0.80	$ 1.05
See accompanying Notes to Unaudited Financial Statements.

NEXT PAGE

WARWICK COMMUNITY BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Unallocated Common Stock Held by ESOP	Unearned Common Stock Held by RRP	Treasury Stock	Comprehensive Income (Loss)
	(In thousands)

BALANCE, December 31, 2001	$ 66	$ 63,681	$ 39,739	$ (822)	$ (4,900)	$ (2,001)	$ (21,760)
Net Income, January 1, 2002 - June 30, 2002	--	--	4,974	--	--	--	--	$ 4,974
Unrealized appreciation on securities available-for-sale, net	--	--	--	1,988	--	--	--	1,988
Comprehensive income(loss)	--	--	--	--	--	--		$ 6,962
Purchase of treasury stock	--	--	--	--	--	--	(240)
Allocation of ESOP stock	--	249	--	--	412	--	--
Cash dividends paid	--	--	(498)	--	--	--	--
Stock option plan.	--	32	--	--	--	--	--
Earned portion of RRP	--	47	--	--	--	249	--
BALANCE, June 30, 2002	$ 66	$ 64,090	$ 44,215	$ 1,166	$ (4,488)	$ (1,752)	$ (22,000)
BALANCE, December 31, 2002	$ 66	$ 64,518	$ 47,855	$ 585	$ (4,069)	$ (1,488)	$ (26,359)
Net Income, January 1, 2003 - June 30, 2003	--	--	3,663	--	--	--	--	$ 3,663
Unrealized appreciation on securities available-for-sale, net	--	--	--	1,130	--	--	--	1,130
Comprehensive income	--	--	--	--	--	--	--	$ 4,793
Purchase of treasury stock	--	--	--	--	--	--	(8,993)
Allocation of ESOP stock	--	436	--	--	419	--	--
Cash dividends paid	--	--	(1,373)	--	--	--	--
Stock option plan.	--	30	--	--	--	--	4
Earned portion of RRP	--	126	--	--	--	246	--
BALANCE, June 30, 2003	$ 66	$ 65,110	$ 50,145	$ 1,715	$ (3,650)	$ (1,242)	$ (35,348)
See accompanying Notes to Unaudited Financial Statements.

NEXT PAGE

WARWICK COMMUNITY BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2003	2002
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 3,663	$ 4,974
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	413	469
Amortization of intangibles	103	103
Amortization (accretion) of discount on investment securities	2,407	(1,101)
Net increase in accrued interest receivable	(316)	(332)
Net (increase) decrease in BOLI and other assets	(260)	2,962
Provision for loan losses	90	455
Net gain on sales of loans	(265)	(146)
Net gain on curtailment of the defined benefit pension plan	--	(817)
Mortgage loans funded	(40,298)	(15,480)
Mortgage loans sold	41,274	15,836
Net gain on sales of securities	(352)	(242)
Net decrease in accrued interest payable	(27)	(385)
Net increase (decrease) in accrued expenses and other liabilities	598	(197)
Total reconciliation adjustments	3,367	1,125
Net cash provided by operating activities	7,030	6,099
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and calls of securities	2,546	17,853
Purchases of securities	(256,034)	(45,328)
Proceeds from sale of securities available-for-sale	2,280	31,231
Principal repayments from mortgage-backed securities	84,389	23,375
(Purchase) redemption of Federal Home Loan Bank capital stock	(462)	3,710
Purchase of commercial loan portfolio	(3,097)	(58,910)
Net decrease in loans	83,074	25,717
Purchases of fixed assets, net	(606)	(186)
Net cash used in investing activities	(87,910)	(2,538)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	33,454	23,764
Net increase in escrow deposits	141	1,361
Net increase (decrease) in borrowed funds	16,750	(30,790)
Dividends on common stock	(1,374)	(498)
Purchase of treasury stock	(8,993)	(240)
Stock options exercised	34	33
ESOP allocation	419	412
Earned portion of RRP.	247	249
Net cash provided by (used in) financing activities	40,678	(5,711)
Net decrease in cash	(40,202)	(2,150)
Cash and Cash Equivalents, beginning of year	59,667	25,766
Cash and Cash Equivalents, end of period	$ 19,465	$ 23,616
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for-
Interest on deposits and borrowed funds	$ 9,587	$11,605
Income taxes	3,104	3,348
See accompanying Notes to Unaudited Financial Statements.

NEXT PAGE

WARWICK COMMUNITY BANCORP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            Certain information and footnote disclosures normally included in the unaudited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the December 31, 2002 Annual Report on Form 10-K, filed on March 31, 2003.

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

            The unaudited consolidated financial statements included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. The results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results of operations that may be expected for the entire year ending December 31, 2003.

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

NEXT PAGE

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
	(In thousands, except per share amounts)
Net income	$ 1,686	$ 2,522	$ 3,663	$ 4,974

Basic weighted-average common shares outstanding	4,294	4,596	4,358	4,589
Plus: Dilutive stock options	237	189	234	164
Diluted weighted-average common shares outstanding	4,531	4 ,785	4,592	4 ,753

Net income per common share:
Basic	$ 0.39	$ 0.55	$ 0.84	$ 1.08
Diluted	$ 0.37	$ 0.53	$ 0.80	$ 1.05

            Stock-Based Compensation

            At June 30, 2003, the Company had stock-based employee compensation plans, including a stock option plan. The Company accounts for this stock option plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
	(In thousands, except per share amounts)
Net income, as reported	$ 1,686	$2,522	$ 3,663	$4,974
Add: Stock-based compensation expense included in reported net income, net of related tax effects	72	79	148	156
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effect	(237)	(224)	(472)	(461)

Pro forma net income	$ 1,521	$2,377	$ 3,339	$4,669

Earnings per share:
Basic-as reported	$0.39	$0.55	$0.84	$1.08
Basic-pro forma	$0.35	$0.52	$0.77	$1.02

Diluted- as reported	$0.37	$0.53	$0.80	$1.08
Diluted-pro forma	$0.34	$0.50	$0.73	$0.98

There are 472,985 options that are currently exercisable. The fair value of each option was estimated on the date granted using the Black-Scholes option pricing model. The fair value of the options granted in 2003 and 2002 was estimated to be $8.86 and $7.25, respectively. The following weighted-average assumptions were used for grants in 2003 and 2002: risk free interest rate of 2.90% and 4.49%; expected dividend yield of 1.2%; expected life of five years; and expected volatility of 35.06% and 28.75%.

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

            FASB Interpretation No.46, "Consolidation of Variable Interest Entities," was issued in January 2003. The Interpretation provides guidance on the identification of entities controlled through means other than voting rights. The Interpretation specifies how a business enterprise should evaluate its interests in a variable interest entity to determine whether to consolidate that entity. A variable interest entity must be consolidated by its primary beneficiary if the entity does not effectively disperse risks among the parties involved. Adoption of this interpretation did not have a significant effect on the Company's consolidated financial statements.

            Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," ("SFAS No. 149") was issued on April 30, 2003. The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. This Statement is in effect for contracts entered into or modified after June 30, 2003. The adoption of this Statement is not expected to have a significant effect on the Company's consolidated financial statements.

            Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," ("SFAS No. 150") was issued in May 2003. SFAS No. 150 requires instruments within its scope to be classified as a liability (or, in some cases, as an asset). SFAS No. 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 (i.e. July 1, 2003 for calendar year entities). For financial instruments created before June 1, 2003 and still existing at the beginning of the interim period of adoption, transition generally should be applied by reporting the cumulative effect of a change in an accounting principle by initially measuring the financial instruments at fair value or other measurement attributes of the Statement. The adoption of SFAS No. 150 did not have a significant effect on the Company's consolidated financial statements.

NEXT PAGE

            2. Loan Portfolio Composition

            The following table sets forth the composition of the Company's loan portfolio in dollar amounts and percentage of the portfolio at the dates indicated.

	At June 30, 2003		At December 31, 2002
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real Estate Loans:
One- to four-family	$ 155,167	40.05%	$ 232,045	49.53%
One-to four-family held for sale	4,085	1.06	4,794	1.02
One-to four-family construction	--	--	3,441	0.74
Multi family and commercial real estate	153,142	39.52	144,124	30.76
Construction and development	4,660	1.20	8,061	1.72
Total real estate loans	317,054	81.83	392,465	83.77
Commercial business loans	25,705	6.63	24,567	5.24
Consumer loans:
Automobile	20,169	5.21	25,616	5.47
Home equity	23,682	6.11	24,695	5.27
Other consumer loans	848	0.22	1,183	0.25
Total consumer loans	44,699	11.54	51,494	10.99
Total loans	387,458	100.00%	468,526	100.00%
Premiums and deferred loan fees,net	733		679
Allowance for loan losses	(4,991)		(4,932)
Total loans, net	$ 383,200		$ 464,273

NEXT PAGE

3.            Non-Performing Assets

            The following table sets forth information regarding non-accrual loans, other past due loans and other real estate owned at the dates indicated.

	June 30, 2003	December 31, 2002
	(Dollars in thousands)
Non-accruing loans:
One- to four-family	$1,835	$ 1,279
Multi family and commercial real estate	338	422
Commercial business loans	75	84
Consumer loans	66	--
Total non-accrual loans	2,314	1,785
Accruing loans delinquent 90 days or more:
Multi-family and commercial real estate	--	114
Commercial business loans	9	141
Total	9	255
Total non-performing loans	2,323	2,040
Foreclosed real estate:

One- to four-family	100	209
Multi family and commercial real estate	--	936
Total	100	1,145
Total non-performing assets	$ 2,423	$ 3,185
Non-performing loans to total loans	0.60%	0.44%
Total non-performing assets to total assets	0.29%	0.41%

NEXT PAGE

4.            Allowance for Loan Losses

            The following table sets forth the activity in the Company's allowance for loan losses at and for the periods indicated.

	Six Months Ended June 30,		Year Ended December 31,
	2003	2002	2002
	(Dollars in thousands)
Allowance for loan losses:
Balance at beginning of period	$ 4,932	$ 3,650	$ 3,650
Charge-offs:
Commercial business	36	--	56
Consumer loans	18	38	37
Total charge-offs	54	38	93
Recoveries:
Commercial business	6	--	--
Consumer loans	17	12	37
Total recoveries	23	12	37

Provision for loan losses	90	455	1,338
Balance at end of Period	$ 4,991	$ 4,079	$ 4,932

Ratio of net charge-offs during the period to average loans outstanding	0.01%	0.00%	0.01%
Ratio of allowance for loan losses to total loans at end of period	1.29%	0.74%	1.06%
Ratio of allowance for loan losses to non-performing loans	214.85%	139.45%	241.76%

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

NEXT PAGE

Critical Accounting Policies and Estimates

            "Management's Discussion and Analysis of Financial Condition and Results of Operation" is based upon the Company's consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 of the Company's Audited Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, and filed with the SEC, contains a summary of the Company's significant accounting policies. Management believes the Company's policy with respect to the methodology for the determination of the allowance for loan losses involves a high degree of complexity and requires management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact results of operations. This critical policy and its application is periodically reviewed with the Board of Directors.

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

Financial Condition

            For the six-month period ended June 30, 2003, total assets of the Company increased $46.6 million from $781.2 million at December 31, 2002 to $827.8 million at June 30, 2003. This increase in total assets was primarily attributable to a $166.4 million, or 78.7%, increase in securities, which increased from $211.6 million at December 31, 2002 to $378.0 million at June 30, 2003. The increase in the Company's securities portfolio was the result of the reinvestment of the significant cash flows from loan repayments primarily into shorter duration investment securities rather than long-term fixed-rate residential loans and securities. Partially offsetting this increase was the $81.0 million, or 17.3%, decrease in total loans, which decreased from $469.2 million at December 31, 2002 to $388.2 million at June 30, 2003. The decrease in total loans was attributable to the $80.2 million decrease in one-to four- family real estate loans and the $6.8 million decrease in consumer loans, resulting from very high loan repayments. Increases of $5.6 million and $1.1 million in commercial real estate loans and commercial business loans, respectively, partially offset the run-off in residential and consumer loans. The allowance for loan losses increased to $5.0 million at June 30, 2003 from $4.9 million at December 31, 2002. Additionally, the Company's investment in the Federal Home Loan Bank of New York ("FHLBNY") capital stock increased $462,000 from $11.2 million at December 31, 2002 to $11.7 million at June 30, 2003. Other real estate owned decreased $1.0 million to $100,000 at June 30, 2003 from $1.1 million at December 31, 2002.

NEXT PAGE

            Deposits increased $33.4 million, or 7.2%, from $466.7 million at December 31, 2002 to $500.1 million at June 30, 2003. This increase was primarily attributable to an increase of $34.6 million in savings and NOW accounts, an increase of $2.1 million in money market accounts and an increase of, $6.6 million in non-interest-bearing checking accounts which were partially offset by the decrease in certificates of deposit accounts of $9.9 million. The Company remains a deposit-driven financial institution with emphasis on core deposit accumulation and retention as a basis for sound growth and profitability. The Company believes its record of sustaining core deposit growth is reflective of the Company's retail approach to banking which emphasizes convenient branch locations, extended hours of operation, quality service and active marketing.

            Borrowed funds, comprised primarily of advances from the FHLBNY, increased $16.7 million, to $233.2 million at June 30, 2003 from $216.5 million at December 31, 2002. The increase in borrowings helped fund the purchase of investment securities discussed above.

            Total stockholders' equity decreased by $4.3 million, or 5.3%, from $81.1 million at December 31, 2002 to $76.8 million at June 30, 2003. The decrease in total stockholders' equity was primarily attributable to the repurchases of 302,367 shares of the Company's outstanding common stock during the first six months of 2003 at a total cost of $9.0 million. Also contributing to the decrease in stockholders' equity were the payments of quarterly cash dividends to shareholders amounting to $ 1.4 million, which dividends were paid on February 14, 2003 and May 9, 2003. On July 16, 2003, the Company declared a dividend on its common stock of $0.15 per share of common stock. The dividend was paid on August 8, 2003 to stockholders of record on July 26, 2003. The decrease in stockholders' equity was partially offset by net income of $3.7 million for the six months ended June 30, 2003 and a decrease in unallocated ESOP and unearned RRP common stock which resulted in a $1.2 million increase in stockholders' equity.

Analysis of Net Interest Income

            Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

            Average Balance Sheets. The following table sets forth certain information regarding the Company's average statements of financial condition and its average statements of income for the three and six months ended June 30, 2003 and 2002, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs were derived by dividing interest income or expense by the average balance of assets or liabilities, respectively, for the periods shown. The yields include deferred fees and discounts, which are considered yield adjustments. Average balances were computed based on month-end balances. Management believes the use of average monthly balances instead of average daily balances does not have a material effect on the information presented.

NEXT PAGE

	Three Months Ended June 30,
	2003			2002
	Average Balance	Interest	Average Yield/ Cost	Average Balance(1)	Interest	Average Yield/ Cost
Assets:		(Dollars in thousands)
Interest-earning assets:
One-to four-family loans, net	$ 179,544	$ 3,071	6.84%	$ 315,353	$5,617	7.12%
Multi family and commercial real estate loans, net	155,628	2,844	7.31	95,608	1,797	7.52
Commercial business loans, net	27,412	401	5.85	33,710	543	6.44
Consumer loans, net	46,437	780	6.72	65,768	1,203	7.32
Mortgage-backed securities	265,848	1,930	2.90	99,974	1,540	6.16
Interest earning accounts at banks	25,460	69	1.08	18,373	72	1.57
Investment securities	66,786	833	4.99	113,604	1,737	6.12
Total interest-earning assets	767,115	9,928	5.18	742,390	12,509	6.74
Non-interest earning assets	44,460			38,574
Total assets	$ 811,575			$ 780,964
Liabilities and stockholders' equity:
Interest-bearing liabilities:
Savings and NOW deposits	$ 249,264	877	1.41%	$ 192,441	1,042	2.17%
Mortgagor's escrow deposits	3,365	17	2.02	4,262	23	2.16
Money market accounts	83,381	231	1.11	77,181	379	1.96
Time deposits	108,563	695	2.56	111,484	873	3.13
Total deposits	444,573	1,820	1.64	385,368	2,317	2.40
Borrowed funds	213,326	2,782	5.22	249,406	3,210	5.15
Total interest-bearing liabilities	657,899	4,602	2.80	634,774	5,527	3.48
Non-interest bearing liabilities	76,742			67,431
Total liabilities	734,641			702,205
Stockholders' equity	76,934			78,759
Total liabilities and stockholders' equity	$ 811,575			$ 780,964
Net interest income/interest rate spread		$ 5,326	2.38%		$ 6,982	3.26%
Net interest-earning assets/net interest margin	$ 109,216		2.78%	$ 107,616		3.76%

Ratio of interest-earning assets to interest-bearing liabilities			116.60%			116.95%

(1) Certain reclassifications have been made to escrow and non-interest bearing deposits.

NEXT PAGE

	Six Months Ended June 30,
	2003			2002
	Average Balance	Interest	Average Yield/ Cost	Average Balance(1)	Interest	Average Yield/ Cost
Assets:		(Dollars in thousands)
Interest-earning assets:
One-to four-family loans, net	$ 200,624	$ 6,887	6.87%	$ 321,614	$11,484	7.14%
Multi family and commercial real estate loans, net	153,707	5,649	7.35	91,381	3,441	7.53
Commercial business loans, net	28,361	812	5.73	34,963	1,091	6.24
Consumer loans, net	48,024	1,608	6.70	68,345	2,499	7.31
Mortgage-backed securities	233,437	4,063	3.48	97,708	3,125	6.40
Federal funds sold	--	--	--	2,557	20	1.56
Interest earning accounts at banks	34,753	182	1.05	11,870	79	1.33
Investment securities	63,591	1,640	5.16	119,116	3,578	6.01
Total interest-earning assets	762,497	20,841	5.47	747,554	25,317	6.77
Non-interest earning assets	43,955			39,611
Total assets	$ 806,452			$ 787,165
Liabilities and stockholders' equity:
Interest-bearing liabilities:
Savings and NOW deposits	$ 241,459	1,986	1.64%	$ 185,728	2,020	2.18%
Mortgagor's escrow deposits	2,852	30	2.10	3,514	37	2.11
Money market deposits	82,720	507	1.23	77,679	756	1.95
Time deposits	111,105	1,466	2.64	112,564	1,860	3.30
Total deposits	438,136	3,989	1.82	379,485	4,673	2.46
Borrowed funds	214,775	5,571	5.19	263,852	6,547	4.96
Total interest-bearing liabilities	652,911	9,560	2.93	643,337	11,220	3.49
Non-interest bearing liabilities	74,782			66,544
Total liabilities	727,693			709,881
Stockholders' equity	78,759			77,284
Total liabilities and stockholders' equity	$ 806,452			$ 787,165
Net interest income/interest rate spread		$ 11,281	2.54%		$ 14,097	3.28%
Net interest-earning assets/net interest margin	$ 109,586		2.96%	$ 104,217		3.77%
Ratio of interest-earning assets to interest-bearing liabilities			116.78%			116.20%

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

	Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002			Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002
	Increase (Decrease) in Net Interest Income Due to		Increase (Decrease) in Net Interest Income Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)			(In thousands)
Interest-earning assets:
One-to four-family loans, net	$ (2,419)	$ (127)	$ (2,546)	$(4,320)	$(277)	$(4,597)
Multi family and commercial real estate loans, net	1,128	(81)	1,047	2,347	(139)	2,208
Commercial business loans, net	(101)	(41)	(142)	(206)	(73)	(279)
Consumer loans, net	(354)	(69)	(423)	(743)	(148)	(891)
Mortgage-backed securities	2,555	(2,165)	390	4,341	(3,403)	938
Federal funds sold	--	--	--	(20)	--	(20)
Interest earning accounts at banks	28	(31)	(3)	152	(49)	103
Investment securities	(716)	(188)	(904)	(1,668)	(270)	(1,938)
Total	121	(2,702)	(2,581)	(117)	(4,359)	(4,476)

Interest-bearing liabilities:
Savings and NOW deposits	308	(473)	(165)	606	(640)	(34)
Mortgagor's escrow deposits	(5)	(1)	(6)	(7)	--	(7)
Money market deposits	30	(178)	(148)	49	(298)	(249)
Time deposit	(23)	(155)	(178)	(24)	(370)	(394)
Borrowed funds	(464)	36	(428)	(1,218)	242	(976)
Total	(154)	(771)	(925)	(594)	(1.066)	(1,660)
Net change in net interest income	$ 275	$ (1,931)	$(1,656)	$ 477	$(3,293)	$(2,816)

Comparison of Operating Results for the Three Months Ended June 30, 2003 and 2002

            General. For the three months ended June 30, 2003, the Company recognized net income of $1.7 million, or $0.37 per diluted share, as compared to net income of $2.5 million, or $0.53 per diluted share, for the three months ended June 30, 2002, which represents an $836,000, or 33.1%, decrease. Net interest income decreased $1.7 million, or 23.7%, for the three months ended June 30, 2003 and non-interest income decreased $606,000, or 24.4% during the same period. Non-interest expense decreased $384,000, or 7.8%. For the second quarter ended June 30, 2003, annualized return on average assets ("ROAA") and annualized return on average equity ("ROAE") were 0.83% and 8.77%, respectively. The ROAA and ROAE for the corresponding quarter of 2002 were 1.29% and 12.81%, respectively.

NEXT PAGE

            Interest Income. Interest income amounted to $9.9 million for the three months ended June 30, 2003, as compared to $12.5 million for the three months ended June 30, 2002. This decrease of $2.6 million, or 20.6%, reflects the impact of the Federal Reserve Bank's well-publicized interest rate reductions, which led to a significant increase in one-to four-family mortgage loan and mortgage-backed securities prepayments that were reinvested at lower yields. The Company chose to reinvest these funds in relatively short duration mortgage-backed securities and other investment securities at a lower yield rather than in long-term fixed-rate residential mortgages in order to manage its exposure to rising interest rates. During the quarter ended June 30, 2003 interest earned on the Company's residential mortgage loan portfolio decreased $2.5 million, while there was a $514,000 decrease in interest and dividends earned on securities, a $423,000 decrease in interest earned on consumer loans and a $142,000 decrease in interest earned on commercial business loans, as compared to the respective amounts earned over the three-month period ended June 30, 2002. These decreases were partially offset by the $1.0 million increase in interest earned on commercial real estate loans as compared to the respective amounts earned over the three-month period ended June 30, 2002.

            Interest Expense. Total interest expense for the three-month period ended June 30, 2003 decreased from $5.5 million to $4.6 million, a decrease of $925,000, or 16.7%, as compared to the same three-month period one year earlier. The 68 basis point decrease in the cost of funds to 2.80% accounted for the decrease in interest expense and was only partially offset by the $23.1 million increase in average interest bearing liabilities, principally in savings and NOW accounts. The cost of funds was influenced by the continued decline in rates. Average deposit balances increased $59.2 million, or 21.5%, while average borrowed funds decreased $36.1 million, or 14.4%, for the three months ended June 30, 2003.

            Net Interest Income. Net interest income for the three months ended June 30, 2003 decreased $1.7 million, or 23.7%, to $5.3 million compared to the three months ended June 30, 2002, primarily as a result of the $135.8 million decrease in the average balance of one-to four-family mortgage loans coupled with a decrease of 156 basis points in the average yield earned on total interest earning assets and was only partially offset by the decrease in the cost of interest bearing liabilities. Interest rate spread decreased to 2.38% from 3.26%, and the net interest margin was 2.78% and 3.76%, respectively, for the three-month periods ended June 30, 2003 and 2002.

            Provision for Loan Losses. The provision for loan losses for the three months ended June 30, 2003 decreased $215,000, or 95.5%, to $10,000 compared to the three months ended June 30, 2002. The decrease in the provision was a result of the decline in total loans, as well as management's assessment of the loan portfolio and its assessment of the local economy and market conditions.

            Non-Interest Income. Non-interest income, net, decreased $606,000 to $1.9 million for the three months ended June 30, 2003, from $2.5 million for the three months ended June 30, 2002. Excluding the $817,000 one-time gain recorded in other income that resulted from the Company's curtailment of its defined benefit pension plan in 2002, non-interest income, net, increased by $211,000 for the three months ended June 30, 2003 as compared to the comparable period in 2002. During the second quarter of 2003, service and fee income increased 9.8% to $1.4 million, which resulted primarily from increased fees attributable to sales and services provided to a growing customer base.

NEXT PAGE

            Non-Interest Expense. Non-interest expense totaled $4.5 million for the three month period ended June 30, 2003 as compared to $4.9 million for the same period in 2002. Salaries and employee benefits expense decreased $301,000 for the three months ended June 30, 2003 as compared to three months ended June 30, 2002 due primarily to reduced pension costs that resulted from the curtailment of the Company's defined benefit pension plan and a reduction in post retirement medical benefits. Professional fees decreased $117,000 for the three months ended June 30, 2003 as compared to the same period in 2002 primarily as a result of additional sales training that was provided to the Company's branch personnel last year in conjunction with developing a more sales oriented corporate culture. Partially offsetting these decreases was the $45,000 increase in advertising for the three months ended June 30, 2003 as compared to the same period in 2002. This was attributable to the grand opening of our seventh full-service Warwick Savings branch in Goshen, New York.

            Provision for Income Taxes. The $827,000 decrease in the provision for income taxes to $971,000 for the three-month period ended June 30, 2003, as compared to the three-month period ended June 30, 2002, was primarily attributable to the 38.5% decrease in pre-tax income. The applicable tax rates for the second quarter of 2003 and 2002 were 36.54% and 41.62%, respectively. The lower marginal tax rate resulted primarily from an increase in tax exempt income as a proportion of total income during 2003 as compared to 2002.

Comparison of Operating Results for the Six Months Ended June 30, 2003 and 2002

            General. For the six months ended June 30, 2003, the Company recognized net income of $3.7 million, or $0.80 per diluted share, as compared to net income of $5.0 million, or $1.05 per diluted share, for the six months ended June 30, 2002, which represents a $1.3 million, or 26.4%, decrease. Net interest income decreased $2.8 million, or 20.0%, for the six months ended June 30, 2003 and non-interest income decreased $304,000, or 7.5% during the same period. For the six months ended June 30, 2003, annualized return on average assets ("ROAA") and annualized return on average equity ("ROAE") were 0.91% and 9.30%, respectively. The ROAA and ROAE for the corresponding period of 2002 were 1.25% and 12.69%, respectively.

            Interest Income. Interest income amounted to $20.8 million for the six months ended June 30, 2003, as compared to $25.3 million for the six months ended June 30, 2002. This decrease of $4.5 million, or 17.7%, reflects the impact of the Federal Reserve Bank's interest rate reductions which led to a significant increase in one-to four-family mortgage loans and mortgage-backed securities prepayments that were reinvested at lower yields. The Company chose to reinvest these funds in relatively short duration mortgage-backed securities and other investment securities at a lower yield rather than in long-term fixed-rate residential mortgages in order to manage its exposure to rising interest rates. During the six month period ended June 30, 2003 interest earned on the Company's residential mortgage loan portfolio decreased $4.6 million, while there was a $1.0 million decrease in interest and dividends earned on securities and a $891,000 decrease in interest earned on consumer loans, as compared to the respective amounts earned over the six-month period ended June 30, 2002. These decreases were partially offset by the $2.2 million increase in interest earned on commercial real estate loans as compared to the respective amounts earned over the six-month period ended June 30, 2002.

            Interest Expense. Total interest expense for the six-month period ended June 30, 2003 decreased from $11.2 million to $9.5 million, a decrease of $1.7 million, or 14.8%, as compared to the same six-month period one year earlier. The 56 basis point decrease in the cost of funds to 2.93% accounted for the decrease in interest expense and was only partially offset by the $9.6 million increase in the average balance of interest bearing liabilities. The cost of funds was influenced by the continued decline in rates. Average deposit balances increased $58.7 million, or 15.4% while average borrowed funds decreased $49.1 million, or 18.6% for the six months ended June 30, 2003.

NEXT PAGE

            Net Interest Income. Net interest income for the six months ended June 30, 2003 decreased $2.8 million, or 20.0%, to $11.3 million compared to the six months ended June 30, 2002, primarily as a result of the $121.0 million decrease in the average balance of one-to four-family mortgage loans coupled with a decrease of 130 basis points in the average yield earned on total interest earning assets and was only partially offset by the decrease in the cost of interest bearing liabilities. Interest rate spread decreased to 2.54% from 3.28%, and the net interest margin was 2.96% and 3.77%, respectively, for the six-month periods ended June 30, 2003 and 2002.

            Provision for Loan Losses. The provision for loan losses for the six months ended June 30, 2003 decreased $365,000, or 80.2%, to $90,000 compared to the six months ended June 30, 2002. The decrease in the provision was a result of the decrease in the loan portfolio, as well as management's assessment of the loan portfolio and its assessment of the local economy and market conditions.

            Non-Interest Income. Non-interest income, net, for the six months ended June 30, 2003 and 2002 totaled $3.8 million and $4.1 million, respectively. Excluding the $817,000 one-time gain recorded in other income that resulted from the Company's curtailment of its defined benefit pension plan in 2002, non-interest income, net, increased by $513,000 for the six months ended June 30, 2003 as compared to the comparable period in 2002. Service and fee income increased 17.5% to $2.9 million, for the six months ended June 30, 2003 primarily as a result of increased fees attributable to sales and services provided to a growing customer base.

            Non-Interest Expense. Non-interest expense for the six months ended June 30, 2003 decreased $296,000 to $9.1 million from $9.4 million as compared to the same period in 2002. Salaries and employee benefits expense decreased $279,000 for the six months ended June 30, 2003 as compared to six months ended June 30, 2002 due primarily to reduced pension costs that resulted from the curtailment of the Company's defined benefit pension plan. Professional fees decreased $174,000 for the six months ended June 30, 2003 as compared to June 30,2002 primarily as a result of additional sales training that was provided to the Company's branch personnel last year in conjunction with developing a more sales oriented corporate culture. Data processing expense and advertising expense increased $66,000 and $60,000, respectively, for the six months ended June 30, 2003 as compared to June 30, 2002. The increase in data processing expense reflects the increase in core deposits during the first six months of 2003. The increase in advertising is from the promotion of our seventh full-service Warwick Savings branch in Goshen, New York.

            Provision for Income Taxes. The $1.2 million decrease in the provision for income taxes to $2.2 million for the six-month period ended June 30, 2003, as compared to the six-month period ended June 30, 2002, was primarily attributable to the 29.5% decrease in pre-tax income. The applicable tax rates for the six months of 2003 and 2002 were 37.65% and 40.32%, respectively. The lower marginal tax rate resulted primarily from an increase in tax exempt income as a proportion of total income during 2003 as compared to 2002.

Liquidity and Capital Resources

            Liquidity is managed using a combination of customer deposits, cash and short-term interest-earning assets, mortgage loans held for sale, investment securities held as available for sale and borrowings from the FHLBNY.

NEXT PAGE

            At June 30, 2003, the Company's total approved loan origination commitments outstanding totaled $62.4 million. Certificates of deposit scheduled to mature in one year or less at June 30, 2003 totaled $83.5 million. Based on historical experience, management believes that a significant portion of such deposits will remain with the Company.

            At June 30, 2003, the Company had cash and due from banks of $19.5 million and securities available for sale of $375.7 million. Management believes these amounts, together with the Company's borrowing capabilities, to be more than adequate to meet its short-term cash needs.

Regulatory Capital Position

            The Company's primary regulator, the Federal Reserve Board (the "Federal Reserve") which regulates bank holding companies, has issued guidelines classifying and defining bank holding capital into the following components: (1) Tier I capital, which includes tangible stockholders' equity for common stock and certain perpetual preferred stock, and (2) Tier II capital, which includes a portion of the allowance for loan losses and preferred stock that does not qualify as Tier I capital. The risk-based capital guidelines require financial institution holding companies to maintain specific defined credit risk factors (risk-adjusted assets). As of June 30, 2003 the minimum Tier I and combined Tier I and Tier II capital ratios required by the Federal Reserve for capital adequacy were 4% and 8%, respectively.

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

            The following table shows Warwick Savings' regulatory capital positions and ratios at June 30, 2003.

NEXT PAGE

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Percent	Amount	Percent	Amount	Percent
Total Capital (to risk-weighted assets)	$ 63,432	16.50%	$ 30,756	8.00%	$38,445	10.00%
Tier 1 Capital (to risk-weighted assets)	58,712	15.27	15,378	4.00	23,067	6.00
Tier 1 Capital (to average assets)	58,712	7.73	30,364	4.00	37,956	5.00

The following table shows the Parent Company's regulatory capital positions and ratios as of June 30, 2003.

	Actual Capital		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Percent	Amount	Percent	Amount	Percent
Total Capital (to risk-weighted assets)	$77,822	18.42%	$ 33,806	8.00%	$42,258	10.00%
Tier 1 Capital (to risk-weighted assets)	72,617	17.18	16,903	4.00	25,355	6.00
Tier 1 Capital (to average assets)	72,617	8.98	32,363	4.00	40,453	5.00

Item 3. Quantitative And Qualitative Disclosures About Market Risk

            Quantitative and qualitative disclosure about market risk is presented at December 31, 2002 in the Company's Annual Report on Form 10-K, which was filed with the SEC on March 31, 2003. There have been no material changes in the Company's market risk at June 30, 2003 as compared to December 31, 2002. The Company's most significant form of market risk is interest rate risk, as the majority of its assets and liabilities are sensitive to changes in interest rates. As noted in Item 2, Management's Discussion and Analysis, the decrease in the Company's net interest income is due, in part, to the relative changes in yield and cost of the Company's assets and liabilities as a result of the decreasing market interest rates in 2002 and into 2003. Should market interest rates increase, the cost of interest-bearing liabilities may increase faster than the rates on interest-earning assets. Conversely, should market interest rates fall significantly below current levels, the Company's net interest margin may also be negatively impacted. Market risk is reviewed quarterly by the Company's Asset Liability Committee.

NEXT PAGE

Item 4.   Controls and Procedures

            An evaluation of the Company's disclosure controls and procedures (as defined in Rule13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) as of June 30, 2003, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended June 30, 2003, that has materially effected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Changes in Securities
Not applicable.
Item 3.	Defaults upon Senior Securities
Not applicable.
Item 4.	Submission of Matters to a Vote of Security Holders
1. Election of Directors with terms ending in 2006:
	For	Withhold
Anthony R. Bottini	3,809,983	42,120
R. Michael Kennedy	3,809,359	42,744
John W. Sanford	3,809,593	42,510
Robert M. Smith	3,809 620	42,483

NEXT PAGE

            The following are the names of the directors (and remaining terms) whose terms continued after the meeting :

Term Expires
Ronald J. Gentile	2005
Thomas G. Kahn	2004
Fred M. Knipp	2004
Fred G. Kowal	2004
Emil R. Krahulik	2005
David F. McBride	2004
John J. McDermott, III	2005

2.	Approval of the amendment to the Stock Option Plan to increase the number of shares for which awards may be granted: For: 3,521,724 Against: 285,038 Abstain: 45,341 Broker Non-Vote: 0
3.	Ratification of the appointment of KPMG LLP as independent auditors for the fiscal year ending December 31, 2003. For: 3,772,567 Against: 37,994 Abstain: 41,542 Broker Non-Vote: 0

Item 5.	Other Information
Not applicable.
Item 6.	Exhibits and Reports on Form 8-K

(a)   Exhibits

See Index to Exhibits.

(b)   Reports on Form 8-K

On May 2, 2003, the Company filed a Form 8-K, dated May 1, 2003, with the SEC of the Company's earnings release for the quarterly period March 31, 2003.

On May 6, 2003, the Company filed a Form 8-K, dated May 6, 2003, with the SEC of the presentation made at the Annual Meeting of Shareholders of Registrant on May 6, 2003.

On July 29, the Company filed a Form 8-K, dated July 25, 2003, with the SEC of the Company's earnings release for the three and six months ended June 30, 2003 and that the Chairman and Chief Executive Officer will be speaking at an Investor Conference on July 30, 2003.

NEXT PAGE

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Warwick Community Bancorp, Inc. (Registrant)
Date: August 14, 2003	By:	/s/ Fred G. Kowal Chairman and Chief Executive Officer (Duly Authorized Officer)
Date: August 14, 2003	By:	/s/ Arthur W. Budich Senior Vice President and Chief Financial Officer (Principal Financial Officer)

NEXT PAGE

INDEX TO EXHIBITS

Exhibit Number	Document
3.1	Certificate of Incorporation of Warwick Community Bancorp, Inc. (1)
3.2	Bylaws of Warwick Community Bancorp, Inc., as amended (9)
4.1	Certificate of Incorporation of Warwick Community Bancorp, Inc. (11)
4.2	Bylaws of Warwick Community Bancorp, Inc., as amended (11)
4.3	Form of Stock Certificate of Warwick Community Bancorp, Inc. (1)
4.4	Rights Agreement between Warwick Community Bancorp, Inc. and Registrar and Transfer Company, dated as of October 17, 2000, as amended by Amendment No. One to the rights Agreement dated September 17, 2002 (6)

4.5	Form of Right Certificate (7)
4.6	Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock of Warwick Community Bancorp, Inc. (7)
10.1	Employment Agreement by and between Warwick Community Bancorp, Inc. and Fred G. Kowal (8)
10.2	Amendment No. 1 to the Employment Agreement by and between Warwick Community Bancorp, Inc. and Fred G. Kowal (10)
10.3	Employment Agreement by and between Warwick Community Bancorp, Inc. and Ronald J. Gentile (2)
10.4	First Amendment to Employment Agreement by and between Warwick Community Bancorp, Inc. and Ronald J. Gentile (4)
10.5	Employment Agreement by and between Warwick Community Bancorp, Inc. and Arthur W. Budich (2)
10.6	First Amendment to Employment Agreement by and between Warwick Community Bancorp, Inc. and Arthur W. Budich (4)
10.7	Employment Agreement by and between Warwick Community Bancorp, Inc. and Nancy L. Sobotor-Littell (2)

NEXT PAGE

10.8	First Amendment to Employment Agreement by and between Warwick Community Bancorp, Inc. and Nancy L. Sobotor-Littell (4)
10.9	Recognition and Retention Plan of Warwick Community Bancorp, Inc. (3)
10.10	First Amendment to the Recognition and Retention Plan of Warwick Community Bancorp, Inc. (5)
10.11	Second Amendment to the Recognition and Retention Plan of Warwick Community Bancorp, Inc. (8)
10.12	Trust Agreement between Warwick Community Bancorp, Inc. and Orange County Trust Company for the Recognition and Retention Plan of Warwick Community Bancorp, Inc. (2)
10.13	Stock Option Plan of Warwick Community Bancorp, Inc. (3)
10.14	First Amendment to the Stock Option Plan of Warwick Community Bancorp, Inc. (5)
10.15	Form of Amended Stock Option Agreement for Directors under the Stock Option Plan of Warwick Community Bancorp, Inc (9)
10.16	Form of Amended Stock Option Agreement for Employees under the Stock Option Plan of Warwick Community Bancorp, Inc.(9)
10.17	Benefit Restoration Plan of The Warwick Savings Bank (1)
10.18	Grantor Trust Agreement by and between The Warwick Savings Bank and HSBC Bank USA for the Benefit Restoration Plan of The Warwick Savings Bank (2)
10.19	Change in Control Severance Plan of Warwick Community Bancorp, Inc. and Affiliates (9)
11.1	Statement re: Computation of per share earnings (See the Statement of Income and Note 2 of the Notes to Unaudited Consolidated Financial Statements in this report on Form 10-Q).
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32	Section 1350 Certifications.
(1)	Incorporated herein by reference to the Exhibits to the Company's Registration Statement on Form S-1, filed on September 19, 1997, Registration No. 333-36021.
(2)	Incorporated herein by reference to the Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1998.
(3)	Incorporated herein by reference to the Company's definitive Proxy Statement for the Special Meeting of Shareholders held on June 24, 1998.
(4)	Incorporated herein by reference to the Exhibits to the Company's Annual Report on Form 10-K for the transition period from June 30, 1998 to December 31, 1998
(5)	Incorporated herein by reference to the Company's definitive Proxy Statement for the Special Meeting of Shareholders held on April 20, 1999.
(6)	Incorporated herein by reference to the Exhibits to the Company's Registration Statement on Form 8-A, filed on October 18,2000.
(7)	Incorporated herein by reference to the Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
(8)	Incorporated herein by reference to the Exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
(9)	Incorporated herein by reference to the Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
(10)	Incorporated herein by reference to the Company's Quarterly Report on Form t for the Special-Q for the quarter ended September 30, 2002.
(11)	Incorporated herein by reference to the Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
END