Form 10-Q
period 2003-09-30
WARWICK COMMUNITY BANCORP INC
filed 2003-11-14
CIK 1046209

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003
OR
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

YES  X  NO

            As of November 14, 2003, there were 4,515,724 shares of the registrant's common stock outstanding.

NEXT PAGE

FORM 10-Q
Warwick Community Bancorp, Inc.
INDEX

		Page Number
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements --- Unaudited

	Consolidated Statements of Financial Condition at September 30, 2003 and December 31, 2002	4

	Consolidated Statements of Income for the three months and nine months ended September 30, 2003 and 2002	5

	Consolidated Statement of Changes in Equity for the nine months ended September 30, 2003 and 2002	6

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 and 2002	7

	Notes to Unaudited Consolidated Financial Statements	8-13

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13-22

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22

Item 4.	Controls and Procedures	23

PART II --- OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 2.	Changes in Securities	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Submission of Matters to a Vote of Security Holders	23

Item 5.	Other Information	23

Item 6.	Exhibits and Reports on Form 8-K	23-24

Signature Page		25

Exhibit Index

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

NEXT PAGE

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements - Unaudited

WARWICK COMMUNITY BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	September 30, 2003	December 31, 2002
	(Dollars in thousands)
ASSETS
Cash on hand and in banks	$ 75,458	$ 59,667
Securities:
Available-for-sale, at fair value	316,069	208,787
Held-to-maturity, at amortized cost (fair value of $3,626 at September 30, 2003 and $2,812 at December 31, 2002)	3,618	2,810
Total securities	319,687	211,597
Residential real estate loans, net	113,261	235,156
Residential real estate loans held for sale	2,823	4,794
Multi family and commercial real estate loans, net	154,833	152,521
Consumer loans, net	44,538	52,115
Commercial business loans, net	23,202	24,619
Total loans	338,657	469,205
Allowance for loan losses	(4,922)	(4,932)
Total loans, net	333,735	464,273
Accrued interest receivable	3,076	3,381
Federal Home Loan Bank stock	9,375	11,200
Bank premises ∓ equipment, net	9,478	9,266
Other real estate owned, net	99	1,145
Bank owned life insurance	12,611	12,064
Goodwill and other intangible assets	2,454	2,609
Other assets	5,781	6,036
Total assets	$771,754	$781,238

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Time	$103,897	$117,253
Money market	70,910	70,081
Savings and NOW	252,804	223,737
Non-interest-bearing checking	65,792	55,604
Total depositor accounts	493,403	466,675
Mortgagors' escrow funds	1,000	3,368
Accrued interest payable	1,314	1,523
Federal Home Loan Bank advances	187,495	216,495
Other liabilities	13,324	12,069
Total liabilities	696,536	700,130

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 5,000,000 authorized; none issued	---	---
Common stock, $.01 par value; 15,000,000 shares authorized; 6,702,465 and 6,632,814 shares issued as of September 30, 2003 and December 31, 2002, respectively; 4,536,191 and 4,833,407 shares outstanding as of September 30, 2003 and December 31, 2002, respectively	67	66
Additional paid-in capital	66,461	64,518
Retained earnings	50,933	47,855
Accumulated other comprehensive income, net	(455)	585
Unallocated ESOP common stock	(3,441)	(4,069)
Unearned RRP common stock	(1,132)	(1,488)
	112,433	107,467
Treasury stock (2,166,274 and 1,799,407 shares at September 30, 2003 and December 31, 2002, respectively)	(37,215)	(26,359)
Total stockholders' equity	75,218	81,108
Total liabilities and stockholders' equity	$771,754	$781,238

See accompanying Notes to Unaudited Financial Statements.

NEXT PAGE

WARWICK COMMUNITY BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2003	2002	2003	2002
	(In thousands, except per share amounts)
Interest Income:
Interest on loans	$6,346	$ 9,902	$21,299	$28,417
Interest and dividends on securities	2,640	2,841	8,343	9,546
Interest on federal funds sold	---	---	---	20
Interest on short-term money market instruments	56	12	238	91
Total interest income	9,042	12,755	29,880	38,074

Interest Expense:
Time deposits	609	842	2,075	2,702
Money market deposits	174	355	681	1,111
Savings and NOW deposits	618	1,098	2,607	3,120
Mortgagors' escrow deposits	17	30	43	66
Borrowed funds	2,654	3,132	8,225	9,678
Total interest expense	4,072	5,457	13,631	16,677
Net interest income	4,970	7,298	16,249	21,397

Provision for Loan Losses	---	(533)	(90)	(988)
Net interest income after provision for loan losses	4,970	6,765	16,159	20,409

Non-Interest Income:
Service and fee income	1,612	1,462	4,482	3,894
Gain on securities transactions	---	104	352	345
Net gain on sale of loans	130	78	397	224
Other income	221	196	497	1,428
Total non-interest income	1,963	1,840	5,728	5,891

Non-Interest Expense:
Salaries and employee benefits	2,557	2,448	7,696	7,866
FDIC insurance	24	20	64	60
Occupancy	514	528	1,575	1,608
Data processing	349	273	995	860
Advertising	44	82	197	175
Professional fees	317	216	769	840
Other	756	803	2,343	2,323
Total non-interest expense	4,561	4,370	13,639	13,732

Income before provision for income taxes	2,372	4,235	8,248	12,568
Provision for Income Taxes	904	1,633	3,117	4,993
Net income	$1,468	$2,602	$ 5,131	$ 7,575

Weighted Average:
Common shares	4,243	4,605	4,319	4,595
Dilutive stock options	201	204	204	178
	4,444	4,809	4,523	4,773
Earnings per Share:
Basic	$ 0.35	$ 0.56	$ 1.19	$ 1.65
Diluted	$ 0.33	$ 0.54	$ 1.13	$ 1.59

See accompanying Notes to Unaudited Financial Statements.

NEXT PAGE

WARWICK COMMUNITY BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Unallocated Common Stock Held by ESOP	Unearned Common Stock Held by RRP	Treasury Stock	Comprehensive Income (Loss)
	(In thousands)

BALANCE, December 31, 2001	$66	$63,681	$39,739	$(822)	$(4,900)	$(2,001)	$(21,760)
Net Income, January 1, 2002 - September 30, 2002	---	---	7,575	---	---	---	---	$7,575
Unrealized appreciation on securities available-for-sale, net	---	---	---	2,259	---	---	---	2,259
Comprehensive income(loss)	---	---	---	---	---	---		$9,834
Purchase of treasury stock	---	---	---	---	---	---	(1,357)
Allocation of ESOP stock	---	425	---	---	621	---	---
Cash dividends paid	---	---	(996)	---	---	---	---
Stock option plan.	---	65	---	---	---	---	---
Earned portion of RRP	---	129	---	---	---	389	---
BALANCE, September 30, 2002	$66	$64,300	$46,318	$1,437	$(4,279)	$(1,612)	$(23,117)
BALANCE, December 31, 2002	$66	$64,518	$47,855	$585	$(4,069)	$(1,488)	$(26,359)
Net Income, January 1, 2003 - September 30, 2003	---	---	5,131	---	---	---	---	$5,131
Unrealized depreciation on securities available-for-sale, net	---	---	---	(1,040)	---	---	---	(1,040)
Comprehensive income	---	---	---	---	---	---	---	$4,091
Purchase of treasury stock	---	---	---	---	---	---	(10,860)
Allocation of ESOP stock	---	649	---	---	628	---	---
Cash dividends paid	---	---	(2,053)	---	---	---	---
Stock option plan.	1	1,168	---	---	---	---	4
Earned portion of RRP	---	126	---	---	---	356	---
BALANCE, September 30, 2003	$67	$66,461	$50,933	$(455)	$(3,441)	$(1,132)	$(37,215)

See accompanying Notes to Unaudited Financial Statements.

NEXT PAGE

WARWICK COMMUNITY BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,

	2003	2002
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 5,131	$ 7,575
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	626	698
Amortization of intangibles	155	155
Amortization (accretion) of discount on investment securities	4,121	(1,131)
Net increase in accrued interest receivable	305	87
Net (increase) decrease in BOLI and other assets	754	430
Provision for loan losses	90	988
Net gain on sales of loans	(397)	(224)
Net gain on curtailment of the defined benefit pension plan	---	(817)
Mortgage loans funded	(61,424)	(27,649)
Mortgage loans sold	63,861	26,668
Net gain on sales of securities	(352)	(345)
Net decrease in accrued interest payable	(209)	(521)
Net increase (decrease) in accrued expenses and other liabilities	1,255	1,494
Total reconciliation adjustments	8,785	(167)
Net cash provided by operating activities	13,916	7,408
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and calls of securities	4,796	34,137
Purchases of securities	(269,563)	(66,231)
Proceeds from sale of securities available-for-sale	2,280	33,317
Principal repayments from mortgage-backed securities	148,672	39,018
Redemption of Federal Home Loan Bank capital stock	1,825	4,460
Purchase of commercial loan portfolio	(3,097)	(58,910)
Net decrease in loans	133,219	53,208
Purchases of fixed assets, net	(861)	(235)
Net cash provided by ( used in) investing activities	17,271	38,764
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	26,728	20,731
Net (decrease) increase in escrow deposits	(2,368)	(1,239)
Net decrease in borrowed funds	(29,000)	(69,290)
Dividends on common stock	(2,053)	(996)
Purchase of treasury stock	(10,860)	(1,357)
Stock options exercised	1,173	65
ESOP allocation	628	621
Earned portion of RRP.	356	389
Net cash used in financing activities	(15,396)	(51,076)
Net increase (decrease) in cash	15,791	(4,904)
Cash and Cash Equivalents, beginning of year	59,667	25,766
Cash and Cash Equivalents, end of period	$ 75,458	$ 20,862
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for-
Interest on deposits and borrowed funds	$13,840	$17,198
Income taxes	4,885	4,979

See accompanying Notes to Unaudited Financial Statements.

NEXT PAGE

WARWICK COMMUNITY BANCORP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

             Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the December 31, 2002 Annual Report on Form 10-K, filed on March 31, 2003.

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

             The unaudited consolidated financial statements included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the results of operations that may be expected for the entire year ending December 31, 2003.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands, except per share amounts)
Net income	$1,468	$2,602	$5,131	$7,575

Basic weighted-average common shares outstanding	4,243	4,605	4,319	4,595
Plus: Dilutive stock options	201	204	204	178
Diluted weighted-average common shares outstanding	4,444	4,809	4,523	4,773

Net income per common share:
Basic	$ 0.35	$ 0.56	$ 1.19	$ 1.65
Diluted	$ 0.33	$ 0.54	$ 1.13	$ 1.59

NEXT PAGE

             Stock-Based Compensation

             At September 30, 2003, the Company had stock-based employee compensation plans, including a stock option plan. The Company accounts for this stock option plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands, except per share amounts)

Net income, as reported	$1,468	$2,602	$5,131	$7,575
Add: Stock-based compensation expense included in reported net income, net of related tax effects	68	77	216	233
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effect	(234)	(225)	(706)	(686)

Pro forma net income	$1,302	$2,454	$4,641	$7,122

Earnings per share:
Basic-as reported	$ 0.35	$ 0.56	$ 1.19	$ 1.65
Basic-pro forma	$ 0.31	$ 0.53	$ 1.07	$ 1.55

Diluted- as reported	$ 0.33	$ 0.54	$ 1.13	$ 1.59
Diluted-pro forma	$ 0.29	$ 0.51	$ 1.03	$ 1.49

             There are 406,467 options that are currently exercisable. The fair value of each option was estimated on the date granted using the Black-Scholes option pricing model. The fair value of the options granted in 2003 and 2002 was estimated to be $10.67 and $7.25, respectively. The following weighted-average assumptions were used for grants in 2003 and 2002: risk free interest rate of 3.23% and 4.49%; expected dividend yield of 2.0%; expected life of five years; and expected volatility of 45.44% and 28.75%.

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

NEXT PAGE

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

             FASB Interpretation No.46, "Consolidation of Variable Interest Entities," was issued in January 2003. The Interpretation provides guidance on the identification of entities controlled through means other than voting rights. The Interpretation specifies how a business enterprise should evaluate its interests in a variable interest entity to determine whether to consolidate that entity. A variable interest entity must be consolidated by its primary beneficiary if the entity does not effectively disperse risks among the parties involved. Adoption of this interpretation as of January 1, 2003 did not have a significant effect on the Company's consolidated financial statements.

             Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," ("SFAS No. 149") was issued on April 30, 2003. The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. This Statement is in effect for contracts entered into or modified after September 30, 2003. The adoption of this Statement is not expected to have a significant effect on the Company's consolidated financial statements.

             Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," ("SFAS No. 150") was issued in May 2003. SFAS No. 150 requires instruments within its scope to be classified as a liability (or, in some cases, as an asset). SFAS No. 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 (i.e. July 1, 2003 for calendar year entities). For financial instruments created before June 1, 2003 and still existing at the beginning of the interim period of adoption, transition generally should be applied by reporting the cumulative effect of a change in an accounting principle by initially measuring the financial instruments at fair value or other measurement attributes of the Statement. The adoption of SFAS No. 150 as of July 1, 2003 did not have a significant effect on the Company's consolidated financial statements.

NEXT PAGE

2.           Loan Portfolio Composition

             The following table sets forth the composition of the Company's loan portfolio in dollar amounts and percentage of the portfolio at the dates indicated.

	At September 30, 2003		At December 31, 2002
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real Estate Loans:
One- to four-family	$113,424	33.57%	$232,045	49.53%
One-to four-family held for sale	2,823	0.84	4,794	1.02
One-to four-family construction	---	---	3,441	0.74
Multi family and commercial real estate	150,951	44.68	144,124	30.76
Construction and development	3,595	1.06	8,061	1.72
Total real estate loans	270,793	80.15	392,465	83.77
Commercial business loans	23,182	6.86	24,567	5.24
Consumer loans:
Automobile	18,695	5.53	25,616	5.47
Home equity	24,012	7.11	24,695	5.27
Other consumer loans	1,195	0.35	1,183	0.25
Total consumer loans	43,902	12.99	51,494	10.99
Total loans	337,877	100.00%	468,526	100.00%
Premiums and deferred loan costs, net	780		679
Allowance for loan losses	(4,922)		(4,932)
Total loans, net	$333,735		$464,273

NEXT PAGE

3.          Non-Performing Assets

             The following table sets forth information regarding non-accrual loans, other past due loans and other real estate owned at the dates indicated.

	September 30, 2003	December 31, 2002
	(Dollars in thousands)
Non-accrual loans:
One- to four-family	$2,578	$1,279
Multi family and commercial real estate	---	422
Commercial business loans	---	84
Consumer loans	29	---
Total non-accrual loans	2,607	1,785
Accruing loans delinquent 90 days or more:
Multi-family and commercial real estate	---	114
Commercial business loans	---	141
Total	---	255
Total non-performing loans	2,607	2,040
Foreclosed real estate:
One- to four-family	99	209
Multi family and commercial real estate	---	936
Total	99	1,145
Total non-performing assets	$2,706	$3,185
Non-performing loans to total loans	0.77%	0.44%
Total non-performing assets to total assets	0.35%	0.41%

NEXT PAGE

4.          Allowance for Loan Losses

             The following table sets forth the activity in the Company's allowance for loan losses at and for the periods indicated.

	Nine Months Ended September 30,		Year Ended December 31,
	2003	2002	2002
	(Dollars in thousands)
Allowance for loan losses:
Balance at beginning of period	$4,932	$3,650	$3,650
Charge-offs:
Commercial business	111	---	56
Consumer loans	18	38	37
Total charge-offs	129	38	93
Recoveries:
Commercial business	7	---	---
Consumer loans	22	22	37
Total recoveries	29	22	37

Provision for loan losses	90	988	1,338
Balance at end of Period	$4,922	$4,622	$4,932

Ratio of net charge-offs during the period to average loans outstanding	0.02%	---	.01%
Ratio of allowance for loan losses to total loans at end of period	1.46%	0.88%	1.06%
Ratio of allowance for loan losses to non- performing loans	188.80%	194.85%	241.76%

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

General

             Warwick Community Bancorp, Inc. is a bank holding company incorporated in September 1997 under the laws of the State of Delaware and is registered under the Bank Holding Company Act of 1956, as amended ("BHCA"). The Parent Company elected to become a financial holding company under the BHCA in October 2000. The primary business of the Parent Company is the operation of its wholly owned subsidiaries, Warwick Savings, Towne Center and Hardenburgh, its title insurance agency subsidiary. Presently, the only significant assets of the Parent Company are the capital stock of Warwick Savings, Towne Center and Hardenburgh, the note evidencing the loan the Parent Company made to the ESOP to allow the ESOP to purchase 8% of the Parent Company's common stock issued in the Parent Company's initial public offering, and the investments acquired with the net proceeds of the offering retained by the Parent Company. While the following discussion of financial condition and results of operations includes the collective results of the Parent Company and its subsidiaries, this discussion reflects primarily Warwick Savings' activities. Unless otherwise disclosed, the information presented herein reflects the financial condition and results of operations of the Parent Company and its subsidiaries on a consolidated basis, and as used herein the term "Company" refers to the Parent Company and its subsidiaries collectively.

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

Financial Condition

             For the nine-month period ended September 30, 2003, total assets of the Company decreased $9.5 million from $781.2 million at December 31, 2002 to $771.8 million at September 30, 2003. This decrease in total assets was primarily attributable to a $130.5 million, or 27.8%, decrease in total loans, in particular, a $121.9 million decrease in one-to four- family real estate loans resulting from very high loan prepayments. Partially offsetting this decrease was the $108.1 million, or 51.1% increase in total securities. The increase in the Company's securities portfolio was the result of the reinvestment of the significant cash flows from loan prepayments primarily into shorter duration investment securities rather than long-term fixed-rate residential loans and securities.

             Deposits increased $26.7 million, or 5.7%, from $466.7 million at December 31, 2002 to $493.4 million at September 30, 2003. The Company remains a deposit-driven financial institution with emphasis on core deposit accumulation and retention as a basis for sound growth and profitability. The Company believes its record of sustaining core deposit growth is reflective of the Company's retail approach to banking which emphasizes convenient branch locations, extended hours of operation, quality service and active marketing.

NEXT PAGE

             Borrowed funds, comprised primarily of advances from the FHLBNY, decreased $29.0 million, to $187.5 million at September 30, 2003 from $216.5 million at December 31, 2002. The decrease in borrowings was funded primarily with proceeds received from loan prepayments and from increased deposits as discussed above.

             Total stockholders' equity decreased by $5.9 million, or 7.3%, from $81.1 million at December 31, 2002 to $75.2 million at September 30, 2003. The decrease in total stockholders' equity was primarily attributable to the repurchases of 366,867 shares of the Company's outstanding common stock during the first nine months of 2003 at a total cost of $10.8 million. Also contributing to the decrease in stockholders' equity were the payments of quarterly cash dividends to shareholders amounting to $2.1 million, which dividends were paid on February 14, 2003, May 9, 2003 and August 8, 2003. On October 22, 2003, the Company declared a dividend on its common stock of $0.15 per share of common stock. The dividend was paid on November 12, 2003 to stockholders of record on November 1, 2003. The decrease in stockholders' equity was partially offset by net income of $5.1 million for the nine months ended September 30, 2003 and the exercise of 69,651 stock options over that same time period, which increased stockholders' equity by $1.2 million.

Analysis of Net Interest Income

             Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

             Average Balance Sheets. The following table shows average balances, interest earned or paid, and average interest rates for the periods indicated. Such yields and costs were derived by dividing interest income or expense by the average balance of assets or liabilities, respectively, for the periods shown. The yields include deferred fees and discounts, which are considered yield adjustments. Average balances were computed based on month-end balances. Average balances on available-for-sale securities are computed on fair value. Management believes the use of average monthly balances instead of average daily balances does not have a material effect on the information presented.

NEXT PAGE

	Three Months Ended September 30,
	2003			2002
	Average Balance	Interest	Average Yield/ Cost	Average Balance(1)	Interest	Average Yield/ Cost
Assets:	(Dollars in thousands)
Interest-earning assets:
One-to four-family loans, net	$138,419	$2,367	6.84%	$298,687	$5,350	7.16%
Multi family and commercial real estate loans, net	157,267	2,927	7.44	155,407	2,991	7.70
Commercial business loans, net	24,502	314	5.13	30,944	470	6.08
Consumer loans, net	45,007	738	6.56	60,766	1,091	7.18
Mortgage-backed securities	154,837	885	2.29	81,542	1,211	5.94
Collateralized mortgage obligations	131,302	884	2.69	34,816	480	5.51
Interest earning accounts at banks	25,439	56	0.88	2,926	12	1.64
Investment securities	70,538	871	4.94	83,585	1,150	5.50
Total interest-earning assets	747,311	9,042	4.84	748,673	12,755	6.81
Non-interest earning assets	45,115			40,418
Total assets	$792,426			$789,091
Liabilities and stockholders' equity:
Interest-bearing liabilities:
Savings and NOW deposits	$252,723	618	0.98%	$200,962	1,098	2.19%
Mortgagor's escrow deposits	3,535	17	1.92	5,684	30	2.11
Money market accounts	71,995	174	0.97	75,809	355	1.87
Time deposits	105,210	609	2.32	112,312	842	3.00
Total deposits	433,463	1,418	1.31	394,767	2,325	2.36
Borrowed funds	203,570	2,654	5.21	243,142	3,132	5.15
Total interest-bearing liabilities	637,033	4,072	2.56	637,909	5,457	3.42
Non-interest bearing liabilities	81,754			69,067
Total liabilities	718,787			706,976
Stockholders' equity	73,639			82,115
Total liabilities and stockholders' equity	$792,426			$789,091
Net interest income/interest rate spread		$4,970	2.28%		$7,298	3.39%
Net interest-earning assets/net interest margin	$110,278		2.66%	$110,764		3.90%

Ratio of interest-earning assets to interest-bearing liabilities			117.31%			117.36%

(1)  Certain reclassifications have been made to escrow and non-interest bearing deposits.

NEXT PAGE

	Nine Months Ended September 30,
	2003			2002
	Average Balance	Interest	Average Yield/ Cost	Average Balance(1)	Interest	Average Yield/ Cost
Assets:	(Dollars in thousands)
Interest-earning assets:
One-to four-family loans, net	$179,712	$ 9,251	6.86%	$313,917	$16,834	7.15%
Multi family and commercial real estate loans, net	154,922	8,611	7.41	115,230	6,407	7.41
Commercial business loans, net	27,056	1,091	5.38	33,591	1,585	6.29
Consumer loans, net	47,008	2,346	6.65	65,772	3,591	7.28
Mortgage-backed securities	168,093	4,216	3.34	89,076	4,101	6.14
Collateralized mortgage obligations	83,187	1,618	2.59	14,809	715	6.64
Federal funds sold	---	---	---	1,450	20	1.84
Interest earning accounts at banks	31,534	238	1.01	7,153	91	1.70
Investment securities	65,935	2,509	5.07	106,446	4,730	5.92
Total interest-earning assets	757,447	29,880	5.26	747,444	38,074	6.79
Non-interest earning assets	44,355			41,748
Total assets	$801,802			$789,192
Liabilities and stockholders' equity:
Interest-bearing liabilities:
Savings and NOW deposits	$245,377	2,607	1.42%	$190,335	3,120	2.19%
Mortgagor's escrow deposits	3,111	43	1.84	4,245	66	2.07
Money market deposits	79,107	681	1.15	77,718	1,111	1.91
Time deposits	109,122	2,075	2.54	112,515	2,702	3.20
Total deposits	436,717	5,406	1.65	384,813	6,999	2.43
Borrowed funds	211,058	8,225	5.20	256,924	9,678	5.02
Total interest-bearing liabilities	647,775	13,631	2.81	641,737	16,677	3.46
Non-interest bearing liabilities	77,361			68,521
Total liabilities	725,136			710,258
Stockholders' equity	76,666			78,934
Total liabilities and stockholders' equity	$801,802			$789,192
Net interest income/interest rate spread		$16,249	2.45%		$21,397	3.33%
Net interest-earning assets/net interest margin	$109,672		2.86%	$105,707		3.82%

Ratio of interest-earning assets to interest-bearing liabilities			116.93%			116.47%

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

	Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002			Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002
	Increase (Decrease) in Net Interest Income Due to			Increase (Decrease) in Net Interest Income Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)			(In thousands)
Interest-earning assets:
One-to four-family loans, net	$(2,871)	$ (112)	$(2,983)	$(7,197)	$ (386)	$(7,583)
Multi family and commercial real estate loans, net	36	(100)	(64)	2,207	(3)	2,204
Commercial business loans, net	(98)	(58)	(156)	(308)	(186)	(494)
Consumer loans, net	(283)	(70)	(353)	(1,024)	(221)	(1,245)
Mortgage-backed securities	1,089	(1,415)	(326)	3,638	(3,523)	115
Collateralized mortgage obligations	1,330	(926)	404	3,301	(2,398)	903
Federal funds sold	---	---	---	(20)	---	(20)
Interest earning accounts at banks	92	(48)	44	310	(163)	147
Investment securities	(180)	(99)	(279)	(1,800)	(421)	(2,221)
Total	(884)	(2,829)	(3,713)	(893)	(7,301)	(8,194)

Interest-bearing liabilities:
Savings and NOW deposits	283	(763)	(480)	902	(1,415)	(513)
Mortgagor's escrow deposits	(11)	(2)	(13)	(18)	(5)	(23)
Money market deposits	(18)	(163)	(181)	20	(450)	(430)
Time deposit	(53)	(180)	(233)	(81)	(546)	(627)
Borrowed funds	(510)	32	(478)	(1,728)	275	(1,453)
Total	(309)	(1,076)	(1,385)	(905)	(2,141)	(3,046)
Net change in net interest income	$ (575)	$(1,753)	$(2,328)	$ 12	$(5,160)	$(5,148)

Comparison of Operating Results for the Three Months Ended September 30, 2003 and 2002

             General. For the three months ended September 30, 2003, the Company recognized net income of $1.5 million, or $0.33 per diluted share, as compared to net income of $2.6 million, or $0.54 per diluted share, for the three months ended September 30, 2002, which represents a $1.1 million, or 43.6%, decrease. For the third quarter ended September 30, 2003, annualized return on average assets ("ROAA") and annualized return on average equity ("ROAE") were 0.74% and 7.97%, respectively. The ROAA and ROAE for the corresponding quarter of 2002 were 1.32% and 12.67%, respectively.

NEXT PAGE

             Interest Income. Interest income amounted to $9.0 million for the three months ended September 30, 2003, as compared to $12.7 million for the three months ended September 30, 2002. This decrease of $3.7 million, or 29.1%, reflects the impact of the Federal Reserve Bank's interest rate reductions, which led to a significant increase in one-to four-family mortgage loan and mortgage-backed securities prepayments that were reinvested at lower yields. The Company chose to reinvest these funds primarily in agency mortgage-backed securities and agency collateralized mortgage obligations at relatively lower yields rather than in long-term fixed-rate residential mortgages in order to manage its exposure to rising rates. Interest income earned by the Company's mortgage-backed securities portfolio was also lower because of increased amortization of those securities' purchase premiums that was attributable to the increased prepayment levels discussed earlier. The Company's interest income is expected to be adversely affected in the fourth quarter by the suspension of dividends paid on the Company's Federal Home Loan Bank of New York capital stock. The dividend paid on that stock for the quarter ended September 30, 2003 amounted to $135,000.

             Interest Expense. Total interest expense for the three-month period ended September 30, 2003 decreased from $5.5 million to $4.1 million, a decrease of $1.4 million, or 25.4%, as compared to the same three-month period one year earlier. The average rate paid on interest-bearing liabilities declined 86 basis points to 2.56% for the three-month period ended September 30, 2003 as compared to 3.42% for the comparable period in 2002. The decrease in the average rate paid resulted both from a shift in the deposit mix from relatively higher cost certificates of deposit toward relatively lower cost transaction accounts and a reduction in the rate paid on deposits and borrowings.

             Net Interest Income. Net interest income for the three months ended September 30, 2003 decreased $2.3 million, or 31.9%, to $5.0 million compared to $7.3 million for the three months ended September 30, 2002, primarily as a result of the decrease in the average balance of one-to four-family mortgage loans coupled with a decrease of 197 basis points in the average yield earned on total interest earning assets. These decreases were only partially offset by the decrease in the cost of interest bearing liabilities. Interest rate spread decreased to 2.28% from 3.39%, and the net interest margin was 2.66% and 3.90%, respectively, for the three-month periods ended September 30, 2003 and 2002.

             Provision for Loan Losses. The provision for loan losses for the three months ended September 30, 2003 decreased $533,000 compared to the three months ended September 30, 2002. The decrease in the provision was a result of the decline in total loans, as well as management's assessment of the loan portfolio and its assessment of the local economy and market conditions and the adequacy of the allowance for loan losses.

             Non-Interest Income. Non-interest income, net, increased $123,000 to $2.0 million for the three months ended September 30, 2003, from $1.8 million for the three months ended September 30, 2002. During the third quarter of 2003, service and fee income increased 10.3% to $1.6 million, which resulted primarily from increased fees from the Company's title insurance company and from increased fees attributable to sales and services provided to a growing customer base.

             Non-Interest Expense. Non-interest expense totaled $4.6 million for the three month period ended September 30, 2003 as compared to $4.4 million for the same period in 2002. This reflects the Company's continued focus on expense containment while pursing its branch expansion efforts. Salaries and employee benefits expense increased $109,000 for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002 due primarily to increased compensation expense attributable to the opening of the Company's seventh full-service Warwick Savings' branch in Goshen, New York in June of this year. Reduced pension costs that resulted from the curtailment of the Company's defined benefit pension plan only partially offset the increase in salary expense. Professional fees increased $101,000 for the three months ended September 30, 2003 as compared to the same period in 2002 primarily as a result of additional cost associated with our title insurance company.

NEXT PAGE

             Provision for Income Taxes. The $729,000 decrease in the provision for income taxes for the three-month period ended September 30, 2003, as compared to the three-month period ended September 30, 2002, was primarily attributable to the 44.0% decrease in pre-tax income. The applicable tax rates for the third quarter of 2003 and 2002 were 38.11% and 38.56%, respectively.

Comparison of Operating Results for the Nine Months Ended September 30, 2003 and 2002

             General. For the nine months ended September 30, 2003, the Company recognized net income of $5.1 million, or $1.13 per diluted share, as compared to net income of $7.6 million, or $1.59 per diluted share, for the nine months ended September 30, 2002, which represents a $2.5 million, or 32.3%, decrease. For the nine months ended September 30, 2003, annualized return on average assets ("ROAA") and annualized return on average equity ("ROAE") were 0.85% and 8.92%, respectively. The ROAA and ROAE for the corresponding period of 2002 were 1.28% and 12.80%, respectively.

             Interest Income. Interest income amounted to $29.9 million for the nine months ended September 30, 2003, as compared to $38.1 million for the nine months ended September 30, 2002. This decrease of $8.2 million, or 21.5%, reflects the impact of the Federal Reserve Bank's interest rate reductions which led to a significant increase in one-to four-family mortgage loans and mortgage-backed securities prepayments that were reinvested at lower yields. The Company chose to reinvest these funds primarily in agency mortgage-backed securities and agency collateralized mortgage obligations at relatively lower yields rather than in long-term fixed-rate residential mortgages in order to manage its exposure to rising rates. Interest income earned by the Company's mortgage-backed securities portfolio was also lower because of increased amortization of those securities' purchase premiums that was attributable to the increased prepayment levels discussed earlier.

             Interest Expense. Total interest expense for the nine-month period ended September 30, 2003 decreased from $16.7 million to $13.6 million, a decrease of $3.1 million, or 18.3%, as compared to the same nine-month period one year earlier. The average rate paid on interest-bearing liabilities declined 65 basis points to 2.81% for the nine-month period ended September 30, 2003 as compared to 3.46% for the comparable period in 2002. The decrease in the average rate paid resulted both from a shift in the deposit mix from relatively higher cost certificates of deposit toward relatively lower cost transaction accounts and a reduction in the rate paid on deposits and borrowings.

             Net Interest Income. Net interest income for the nine months ended September 30, 2003 decreased $5.1 million, or 24.0%, to $16.2 million compared to the nine months ended September 30, 2002, primarily as a result of the $134.2 million decrease in the average balance of one-to four-family mortgage loans coupled with a decrease of 153 basis points in the average yield earned on total interest earning assets and was only partially offset by the decrease in the cost of interest bearing liabilities. Interest rate spread decreased to 2.45% from 3.33%, and the net interest margin was 2.86% and 3.82%, respectively, for the nine-month periods ended September 30, 2003 and 2002.

             Provision for Loan Losses. The provision for loan losses for the nine months ended September 30, 2003 decreased $898,000, or 90.9%, to $90,000 compared to the nine months ended September 30, 2002. The decrease in the provision was a result of the decrease in the loan portfolio, as well as management's assessment of the loan portfolio, the local economy and market conditions and the adequacy of the allowance for loan losses.

             Non-Interest Income. Non-interest income, net, for the nine months ended September 30, 2003 and 2002 totaled $5.7 million and $5.9 million, respectively. The nine months ended September 30, 2002 included an $817,000 one-time gain recorded in other income as a result of the Company's curtailment of its defined benefit pension plan in 2002. Service and fee income increased for the nine months ended September 30, 2003

NEXT PAGE

primarily as a result of increased fees from the Company's title insurance company and from increased fees attributable to sales and services provided to a growing customer base.

             Non-Interest Expense. Non-interest expense for the nine months ended September 30, 2003 remained relatively flat when compared to the same period in 2002, reflecting the Company's continued focus on expense containment. Salaries and employee benefits expense decreased $170,000 for the nine months ended September 30, 2003 as compared to nine months ended September 30, 2002. Data processing expense increased for the nine months ended September 30, 2003 as compared to September 30, 2002 from the increase in core deposits serviced and costs incurred with the pending upgrade of Towne Center Bank's computer platform.

             Provision for Income Taxes. The decrease in the provision for income taxes to $3.1 million for the nine-month period ended September 30, 2003, as compared to the nine-month period ended September 30, 2002, was primarily attributable to the 34.4% decrease in pre-tax income. The applicable tax rates for the nine months of 2003 and 2002 were 37.79% and 39.72%, respectively. The lower marginal tax rate resulted primarily from an increase in tax exempt income as a percentage of total income during 2003 as compared to 2002.

Liquidity and Capital Resources

             An important component of the Company's asset/liability structure is the level of liquidity available to meet the needs of its customers. The Company's Board of Directors has established general guidelines for the maintenance of prudent levels of liquidity. The Company's Asset/Liability Management Committee continually monitors the amount and source of available liquidity.

             Liquidity is managed using a combination of customer deposits, cash and short-term interest-earning assets, mortgage loans held for sale, investment securities held as available for sale and borrowings from the FHLBNY.

             At September 30, 2003, the Company's total approved loan commitments outstanding totaled $62.5 million. Certificates of deposit scheduled to mature in one year or less at September 30, 2003 totaled $82.4 million. Based on historical experience, management believes that a significant portion of such deposits will remain with the Company.

             At September 30, 2003, the Company had cash and due from banks of $75.5 million and securities available for sale of $316.1 million. Management believes these amounts, together with the Company's borrowing capabilities, to be more than adequate to meet its short-term cash needs.

Regulatory Capital Position

             The Company's primary regulator, the Federal Reserve Board (the "Federal Reserve") which regulates bank holding companies, has issued guidelines classifying and defining bank holding company capital into the following components: (1) Tier I capital, which includes tangible stockholders' equity for common stock and certain perpetual preferred stock, and (2) Tier II capital, which includes a portion of the allowance for loan losses and preferred stock that does not qualify as Tier I capital. The risk-based capital guidelines require financial institution holding companies to maintain specific defined credit risk factors (risk-adjusted assets). As of September 30, 2003, the minimum Tier I and combined Tier I and Tier II capital ratios required by the Federal Reserve for capital adequacy were 4% and 8%, respectively.

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

NEXT PAGE

Financial Institutions Rating System) are required to maintain Tier 1 capital of not less than 3.0% of total assets (the "leverage capital ratio"). For all other banks, the minimum leverage capital ratio is 4.0%, unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the institution.

             The following table shows Warwick Savings' regulatory capital positions and ratios at September 30, 2003.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Percent	Amount	Percent	Amount	Percent
Total Capital (to risk-weighted assets)	$62,084	17.20%	$28,869	8.00%	$36,087	10.00%
Tier 1 Capital (to risk-weighted assets)	57,502	15.93	14,435	4.00	21,652	6.00
Tier 1 Capital (to average assets)	57,502	7.70	29,875	4.00	37,343	5.00

             The following table shows the Parent Company's regulatory capital positions and ratios as of September 30, 2003.

	Actual Capital		For Capital Adequacy Purposes		To Be Well Capitalized
	Amount	Percent	Amount	Percent	Amount	Percent
Total Capital (to risk-weighted assets)	$78,309	19.79%	$31,658	8.00%	$39,572	10.00%
Tier 1 Capital (to risk-weighted assets)	73,255	18.51	15,829	4.00	23,743	6.00
Tier 1 Capital (to average assets)	73,255	9.27	31,599	4.00	N/A	N/A

Item 3.  Quantitative And Qualitative Disclosures About Market Risk

             Quantitative and qualitative disclosure about market risk is presented at December 31, 2002 in the Company's Annual Report on Form 10-K, which was filed with the SEC on March 31, 2003. There have been no material changes in the Company's market risk at September 30, 2003 as compared to December 31, 2002. The Company's most significant form of market risk is interest rate risk, as the majority of its assets and liabilities are sensitive to changes in interest rates. As noted in Item 2, Management's Discussion and Analysis, the decrease in the Company's net interest income is due, in part, to the relative changes in yield and cost of the Company's assets and liabilities as a result of the decreasing market interest rates in 2002 and into 2003. Should market interest rates increase, the cost of interest-bearing liabilities may increase faster than the rates on interest-earning assets. Conversely, should market interest rates fall significantly below current levels, the Company's net interest margin may also be negatively impacted. Market risk is reviewed quarterly by the Company's Asset Liability Committee.

NEXT PAGE

Item 4.  Controls and Procedures

             An evaluation of the Company's disclosure controls and procedures (as defined in Rule13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) as of September 30, 2003, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended September 30, 2003, that have materially effected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

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

(a) Exhibits

See Index to Exhibits.

NEXT PAGE

(b) Reports on Form 8-K

On July 25, 2003, the Company filed a Form 8-K, dated July 25, 2003, with the SEC of the Company's earnings release for the quarterly period June 30, 2003.

On July 25, 2003, the Company filed a Form 8-K, dated July 25, 2003, with the SEC stating that its Chairman and CEO will be speaking at an investor conference on July 30, 2003.

On September 25th, the Company filed a Form 8-K, dated September 25, 2003 with the SEC that the Company had been advised of the suspension of dividends by the Federal Home Loan Bank of NY.

NEXT PAGE

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Warwick Community Bancorp, Inc. (Registrant)
Date: November 14, 2003	By:	/s/ Fred G. Kowal Fred G. Kowal Chairman and Chief Executive Officer (Duly Authorized Officer)
Date: November 14, 2003	By:	/s/ Arthur W. Budich Arthur W. Budick Senior Vice President and Chief Financial Officer (Principal Financial Officer)

NEXT PAGE

INDEX TO EXHIBITS

Exhibit Number	Document

3.1	Certificate of Incorporation of Warwick Community Bancorp, Inc. (11)

3.2	Bylaws of Warwick Community Bancorp, Inc., as amended (11)

4.1	Certificate of Incorporation of Warwick Community Bancorp, Inc. (11)

4.2	Bylaws of Warwick Community Bancorp, Inc., as amended (11)

4.3	Form of Stock Certificate of Warwick Community Bancorp, Inc. (1)

4.4	Rights Agreement between Warwick Community Bancorp, Inc. and Registrar and Transfer Company, dated as of October 17, 2000, as amended by Amendment No. One to the rights Agreement dated September 17, 2002 (6)

4.5	Form of Right Certificate (7)

4.6	Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock of Warwick Community Bancorp, Inc. (7)

10.1	Employment Agreement by and between Warwick Community Bancorp, Inc. and Fred G. Kowal (8)

10.2	Amendment No. 1 to the Employment Agreement by and between Warwick Community Bancorp, Inc. and Fred G. Kowal (10)

10.3	Employment Agreement by and between Warwick Community Bancorp, Inc. and Ronald J. Gentile (2)

10.4	First Amendment to Employment Agreement by and between Warwick Community Bancorp, Inc. and Ronald J. Gentile (4)

10.5	Employment Agreement by and between Warwick Community Bancorp, Inc. and Arthur W. Budich (2)

10.6	First Amendment to Employment Agreement by and between Warwick Community Bancorp, Inc. and Arthur W. Budich (4)

10.7	Recognition and Retention Plan of Warwick Community Bancorp, Inc. (3)

10.8	First Amendment to the Recognition and Retention Plan of Warwick Community Bancorp, Inc. (5)

NEXT PAGE

10.9	Second Amendment to the Recognition and Retention Plan of Warwick Community Bancorp, Inc. (8)

10.10	Trust Agreement between Warwick Community Bancorp, Inc. and Orange County Trust Company for the Recognition and Retention Plan of Warwick Community Bancorp, Inc. (2)

10.11	Stock Option Plan of Warwick Community Bancorp, Inc. (3)

10.12	First Amendment to the Stock Option Plan of Warwick Community Bancorp, Inc. (5)

10.13	Form of Amended Stock Option Agreement for Directors under the Stock Option Plan of Warwick Community Bancorp, Inc (9)

10.14	Form of Amended Stock Option Agreement for Employees under the Stock Option Plan of Warwick Community Bancorp, Inc.(9)

10.15	Benefit Restoration Plan of The Warwick Savings Bank (1)

10.16	Grantor Trust Agreement by and between The Warwick Savings Bank and HSBC Bank USA for the Benefit Restoration Plan of The Warwick Savings Bank (2)

10.17	Change in Control Severance Plan of Warwick Community Bancorp, Inc. and Affiliates (9)

11.1	Statement re: Computation of per share earnings (See the Statement of Income and Note 2 of the Notes to Unaudited Consolidated Financial Statements in this report on Form 10-Q).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications.

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

  Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

  Incorporated herein by reference to the Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

END