Form 10-K
period 2003-12-31
WARWICK COMMUNITY BANCORP INC
filed 2004-03-15
CIK 1046209

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003

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
YES      X                    NO

             The aggregate market value of the voting and nonvoting common equity held by non-affiliates, as of June30, 2003, based on the closing sale price of such equity, as of the last business day of June 2003 was $113,854,211. As of February 27, 2004, there were 4,498,724 shares of the Registrant's common stock outstanding.

Next Page

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant's 2004 Annual Meeting of Shareholders are incorporated by reference into Items 10, 11, 12 and 13 of Part III hereof.

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

            Warwick Savings' principal business has been and continues to be attracting retail deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, primarily in commercial business and multi-family and commercial real estate loans and investing in various mortgage-backed, debt and equity securities. Prior to 2002, the Company emphasized conventional mortgage loans secured by one-to four family residences. As discussed below, the Company currently emphasizes commercial lending products to be retained in its loan portfolio. Warwick Savings also originates home mortgage and equity loans known as "Good Neighbor Home Loans" and lines of credit and consumer loans.

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
  to augment shareholder value, as the Company believes that successful community commercial banks generally receive a more favorable valuation in the capital markets than traditional savings and loans; and

NEXT PAGE

  to develop more robust sources of income.

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
  increasing fee income; and
  utilizing new technologies to better meet the financial needs of individuals, families, professionals and businesses.

See Part II, Item 7 of the Form 10-K for additional information on the Company's Management Strategy.

Forward-Looking Statements

In addition to historical information, this annual report contains forward-looking statements. For this purpose, any statements contained herein (including documents incorporated herein by reference) that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believe", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. There are a number of factors that could cause the Company's actual results to differ materially from those contemplated by such forward-looking statements. These important factors include, without limitation, the Company's continued ability to originate quality loans, fluctuations in interest rates, real estate conditions in the Company's lending areas, general and local economic conditions, the Company's continued ability to attract and retain deposits , the Company's ability to control costs and the effect of new accounting pronouncements and changing regulatory requirements. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Market Area

            Warwick has been, and intends to continue to be, a community-oriented financial holding company offering a variety of financial services to meet the needs of the communities it serves. Warwick and Warwick Savings maintain their headquarters in the village of Warwick in Orange County, New York. Warwick Savings operates six additional branch offices located in the villages of Monroe and Goshen, the towns of Woodbury, Wallkill, and Newburgh in Orange County, New York and in the town of Carmel, Putnam County, New York. Warwick Savings' current primary lending market includes Orange, Dutchess and Putnam Counties, New York. Towne Center maintains its headquarters in Lodi, New Jersey and one branch office located in Moonachie, New Jersey. Towne Center's current primary lending market includes Bergen and Passaic Counties, New Jersey.

NEXT PAGE

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

NEXT PAGE

Lending Activities

            Loan Portfolio Composition.

            The following table sets forth the composition of the Company's loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated:

	At December 31,
	2003		2002		2001		2000		1999
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)

Real Estate Loans:
One- to-four-family	$96,286	29.61%	$232,045	49.53%	$302,638	58.22%	$297,194	68.28%	$239,735	68.16%
One- to-four-family construction	---	---	3,441	0.74	28,834	5.55	10,124	2.33	9,823	2.79
Mortgage loans held for sale	445	0.14	4,794	1.02	---	---	1,954	0.45	4,163	1.18
Multi-family and commercial real estate	154,180	47.41	144,124	30.76	73,324	14.11	42,031	9.66	28,818	8.19
Construction and development	4,118	1.27	8,061	1.72	7,931	1.53	1,839	0.42	5,074	1.45
Total real estate loans	255,029	78.43	392,465	83.77	412,727	79.41	353,142	81.14	287,613	81.77

Commercial business loans	25,253	7.77	24,567	5.24	34,323	6.60	26,103	6.00	11,661	3.32

Consumer Loans:
Automobile	17,562	5.40	25,616	5.47	40,032	7.70	27,675	6.36	26,994	7.67
Home equity	26,588	8.18	24,695	5.27	29,986	5.78	25,614	5.88	22,317	6.34
Other consumer loans	735	0.22	1,183	0.25	2,687	0.51	2,704	0.62	3,137	0.90
Total consumer loans	44,885	13.80	51,494	10.99	72,705	13.99	55,993	12.86	52,448	14.91
Total loans	325,167	100.00%	468,526	100.00%	519,755	100.00%	435,238	100.00%	351,722	100.00%

(Discounts), premiums and deferred loan fees and cost	736		679		67		(318)		(460)
Allowance for loans losses	(4,925)		(4,932)		(3,650)		(2,722)		(1,941)
Total loans, net	$320,978		$464,273		$516,172		$432,198		$349,321

NEXT PAGE

Loan Maturity. The following schedule shows the contractual maturity of the Company's loan portfolio as of December 31, 2003. Loans that have adjustable rates are shown as amortizing to final maturity rather than when the interest rates are next subject to change. Loans with balloon payments are also shown as amortizing to final maturity (i.e., when the balloon payment is due). All balances are shown on a gross basis and, thus, include no premium or discount adjustments. Savings account loans and overdraft checking balances, included in consumer loans, which have no stated final maturity, are reported as due within one year. The table does not reflect the effects of possible prepayments or scheduled principal amortization.

	At December 31, 2003
	Real Estate
	One-to Four- Family	Multi-family and Commercial Real Estate	Construction and Development	Commercial Business	Consumer	Total
	(In thousands)
Amounts due:
Within one year	$ 35	$ 5,237	$ 3,220	$ 4,058	$16,495	$ 29,045
After one year:
One to three years	170	21,293	898	3,481	1,717	27,559
Three to five years	1,198	21,874	---	4,968	1,470	29,510
Five to 10 years	6,854	60,535	---	2,900	2,688	72,977
Over 10 years	88,474	45,241	---	9,846	22,515	166,076
Total due after one year	96,696	148,943	898	21,195	28,390	296,122
Total amounts due	$96,731	$154,180	$4,118	$25,253	$44,885	325,167
Premiums and deferred loan fees, net						736
Allowance for loan losses						(4,925)
Loans receivable, net						$320,978

NEXT PAGE

The following table sets forth the dollar amounts in each loan category at December 31, 2003 that are contractually due after December 31, 2004, and whether such loans have fixed interest rates or adjustable interest rates.

	Due After December 31, 2004
	Fixed	Adjustable	Total
	(In thousands)
Real Estate:
One-to four-family	$78,473	$ 18,223	$96,696
Multi-family and commercial	111,912	37,031	148,943
Construction and development	898	---	898
Commercial business	7,051	14,144	21,195
Consumer	8,604	19,786	28,390
Total loans	$206,938	$89,184	$296,122

        Origination, Purchase, Sale and Servicing of Loans. The Company originates multi-family and commercial real estate loans and commercial business loans. In addition, the Company originates consumer loans such as home equity lines of credit, fixed-term home equity loans and personal loans. The Company retains most of the loans it originates, although it may sell participations in some commercial loans. In December 2001, Warwick Savings changed its method of originating permanent residential mortgage loans from a team of commissioned loan originators working for Warwick Savings to a third party system where an independent company processes and underwrites and closes these loans on the Company's behalf. Warwick Savings may then retain the loan in its portfolio or sell the loan in the secondary market, generally with servicing released. For the year ended December 31, 2003, Warwick Savings sold $77.4 million in loans originated in this manner. The net gain on sale realized from the sale of these loans was $451,000.

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

NEXT PAGE

            The following table sets forth the Company's loan origination, repayment and other portfolio activity for the periods indicated.

	For the Year Ended December 31,
	2003	2002	2001
	(In thousands)
Originations by type:
Real estate - one-to four-family	$72,200	$60,580	$ 118,610
- multi-family and commercial	56,914	46,520	41,604
- construction and development	7,443	10,738	1,166
Non-real estate - commercial business	26,020	14,317	42,031
- consumer	14,429	11,066	39,182
Total loans originated	177,006	143,221	242,593
Purchases:
- multi-family	3,097	29,664	---
- commercial	---	29,891	---
- construction and development	---	2,062	---
Total loans purchased	3,097	61,617	---

Sales and Repayments:
Sales:
Real estate - one-to four-family	77,361	48,071	41,653
Principal repayments	246,101	207,996	116,189
Total reductions	323,462	256,067	157,842
Net increase (decrease)	$ (143,359)	$ (51,229)	$ 84,751

        One- to Four-Family Mortgage Lending. The Company offers both fixed-rate and adjustable-rate residential mortgage loans, with maturities up to 30 years, which are secured by one- to four-family residences. Most of these loans are secured by property located in its primary market area. The Company discontinued the origination of residential construction loans to individuals during the second quarter of 2002, and currently refers applicants seeking residential construction loans to a third party.

            At December 31, 2003, the Company's total gross loans outstanding were $325.2 million, of which $96.7 million, or 29.7%, were mortgage loans secured by one- to four-family, owner-occupied residences. Of the one- to four-family residential mortgage loans outstanding at that date, 81.2%, or $78.5 million, were fixed-rate loans, and 18.8%, or $18.2 million, were adjustable-rate loans. The interest rates for the majority of the Company's adjustable-rate residential mortgage loans are indexed to the yield on one-year U.S. Treasury securities. An adjustable-rate residential mortgage loan may carry an initial interest rate that is less than the fully-indexed rate for the loan. All adjustable-rate residential mortgage loans offered have lifetime interest rate caps or ceilings. Generally, adjustable-rate mortgage loans pose credit risks somewhat greater than the credit risk inherent in fixed-rate loans primarily because, as interest rates rise, the underlying payments of the borrowers rise, increasing the potential for default.

NEXT PAGE

Commercial Real Estate Lending. As part of the Company's commercial real estate lending program, the Company originates various types of commercial real estate and construction loans. From time to time, the Company purchases seasoned commercial real estate mortgage loans. The Company's commercial real estate loan portfolio consisted of the following types of loans at the dates indicated and includes the purchases set forth above.

	At December 31,
	2003		2002		2001		2000		1999
	Amount	Percent of Total of Loans	Amount	Percent of Total of Loans	Amount	Percent of Total of Loans	Amount	Percent of Total of Loans	Amount	Percent of Total of Loans
	(Dollars in thousands)
Commercial real estate loans by type:
Multi-family	$45,726	14.06	$ 42,305	9.03	14,220	2.74	7,267	1.67	2,231	0.63
Commercial	108,454	33.35	101,819	21.73	59,104	11.37	34,764	7.99	26,587	7.56
Construction and development	4,118	1.27	8,061	1.72	7,931	1.53	1,839	0.42	5,074	1.45
Total	$158,298	48.68%	$152,185	32.48%	$ 81,255	15.64%	$43,870	10.08%	$33,892	9.64%

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

        The Company originates commercial real estate mortgage loans that are generally secured by a combination of residential property for development and retail facilities and properties used for business purposes, such as small office buildings and apartment buildings located in the Company's market area. The Company's loan policy and underwriting procedures provide that commercial real estate loans may generally be made in amounts up to the lesser of (i) 80% of the lesser of the appraised value or purchase price of the property, in the case of improved, existing commercial, investment property, (ii) 75% of the lesser of the appraised value or purchase price of the property, in the case of commercial, multi-family and non-residential construction property, (iii) 70% of the lesser of the appraised value or purchase price of the property, in the case of commercial land development, generally for subdivision or industrial park land development property and (iv) 60% of the lesser of the appraised value or purchase price of the property in the case of raw land. The Company usually engages in land development lending only with experienced local developers operating in the Company's primary market area. These loans are typically offered for the construction of properties that are pre-sold or for which permanent financing has been secured. The Company's policy is generally not to make construction loans for purposes of speculation. The borrower generally must have secured permanent financing commitments from recognized lenders for an amount greater than the amount of the loan. In most cases, the Company itself provides the permanent financing. While the number and volume of this type of specialized lending is presently limited, the Company intends to continue to emphasize its commercial real estate, including construction and development, loan activity. The largest commercial real estate loan in the Company's portfolio as of December 31, 2003 was an $8.4 million loan secured by an apartment building located in Hasbrouck Heights, New Jersey. As of December 31, 2003, $8.3 million remains outstanding on this loan. Also included in the commercial real estate portfolio at December 31, 2003 was an $8.0 million loan secured by a medical office building used primarily as a radiation, oncology and cancer research center located in Goshen, New York of which $4.0 million was participated out to another

NEXT PAGE

bank. As of December 31, 2003, $7.7 million remains outstanding on this loan of which $3.8 million remains on the participated portion. Also included in the commercial real estate portfolio as of December 31, 2003 was a $5.3 million loan secured by a retail shopping center located in Lacy Township, New Jersey. As of December 31, 2003, $5.3 million remains outstanding on this loan. At December 31, 2003, the Company had five other commercial mortgage loans or lending relationships with outstanding balances in excess of $4.0 million, each of which was performing in accordance with its repayment terms.

            The Company's commercial mortgage loans are made with amortizations up to twenty-five years, generally with five-year or ten-year balloon maturities. In reaching its decision as to whether to make a commercial real estate loan, the Company considers the qualifications of the borrower as well as the underlying property. Included among the financial factors considered are (i) the net operating income of the mortgaged premises before debt service and depreciation and (ii) the debt service ratio (the ratio of the property's net cash flow to debt service requirements).

Commercial Business Lending. As part of the Company's commercial business lending program, the Company originates various types of secured and unsecured commercial business loans and lines of credit. The Company's commercial business loan portfolio consisted of the following types of commercial loans at the dates indicated.

	At December 31,
	2003		2002		2001		2000		1999
	Amount	Percent of Total of Loans	Amount	Percent of Total of Loans	Amount	Percent of Total of Loans	Amount	Percent of Total of Loans	Amount	Percent of Total of Loans
	(Dollars in thousands)

Commercial business loans by type:
Term loans	$ 9,258	2.85	$ 8,742	1.87	7,825	1.50	8,742	2.01	4,488	1.28
Lines of credit	13,717	4.22	8,823	1.88	17,411	3.35	11,876	2.73	4,833	1.37
Other	2,278	0.70	7,002	1.49	9,087	1.75	5,485	1.26	2,340	0.67
Total	$25,253	7.77%	$24,567	5.24%	$34,323	6.60%	$26,103	6.00%	$11,661	3.32%

        Commercial business loans generally carry greater credit risks than residential mortgage loans because their repayment is more dependent on (i) the underlying financial condition of the borrower, the borrower's business and/or the value of any property or the cash flow from any property securing the loan or the business being financed and (ii) general as well as local economic conditions. The Company offers various types of short-term and medium-term commercial business loans on a secured and unsecured basis to borrowers located in the Company's market area. Borrowers in the commercial market are generally local companies engaged in retailing, wholesaling, construction and service related businesses that require traditional working capital financing. These loans include time and demand loans, term loans and lines of credit. The Company is also an approved Small Business Administration ("SBA") lender. The largest commercial business loans at December 31, 2003 were two lines of credit of $4.0 million each; one to the Warwick Valley Telephone Company and one to a manufacturing company. There was nothing outstanding on the Warwick Valley Telephone Company loan and $3.7 million was outstanding on the second loan as of December 31, 2003. At December 31, 2003, the Company had twenty-nine other commercial business loans or lending relationships in excess of $1,000,000 outstanding, each of which was performing in accordance with its repayment terms.

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

NEXT PAGE

The Company offers term loans with terms generally not exceeding five years. Typically, term loans have floating interest rates based on the prime rate. The Company also offers commercial business loans on a revolving basis, whereby the borrower pays interest only. Interest on such loans fluctuates based on the Prime Rate. Normally these loans require periodic interest payments during the loan term, with full repayment of principal and interest at maturity. In approving a commercial business loan, the Company will consider the borrower's sources of cash flow to repay the loan, any secondary source of repayment and the borrower's credit standing. The Company offers business credit cards and merchant services to its corporate customers; however, these services are provided through third party vendors.

            Consumer Lending. The Company offers various types of secured and unsecured consumer loans, including automobile loans, home equity loans and overdraft lines of credit. The Company's consumer loans have original maturities of not more than 20 years. Interest rates charged on such loans are set at competitive rates, taking into consideration the type and term of the loan. At December 31, 2003, the Company's consumer loan portfolio totaled $44.9 million, or 13.8% of the total gross loans outstanding.

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

            At December 31, 2003, the Company had $16.2 million in automobile leases originated through a third party. Substantially all of the leases are scheduled to expire in 2004. The third party originating the leases is responsible for any shortfall between the loan amount and the proceeds from any insurance and the sale of the automobiles. The Company learned in late February, 2004 that the third party originator is experiencing cash flow difficulties and learned in March 2004 that it will not have the ability to fulfill its guarantee obligation. The Company is assessing the impact of the third party originator's inability to fulfill its obligations to the Company on the Company's allowance for losses on this portfolio. Depending on the outcome of this assessment, additional provisions for losses could be required; however, this amount presently is not determinable. The Company has not originated any new automobile leases through this third party since August 30, 2001.

             The Company offers fixed-rate, fixed-term home equity loans, called Good Neighbor Home Loans, and adjustable-rate home equity lines of credit in its market area. Both the home equity loans and lines of credit are offered in amounts up to 80% of the appraised value of the property (reduced by any existing first mortgage) with a maximum loan amount of up to $200,000. Fixed-rate, fixed-term Good Neighbor Home Loans are offered with terms of up to 15 years. Home equity lines of credit are offered for terms of up to 20 years, with the first ten years being offered on a revolving basis, requiring payments of interest only; thereafter, the line converts to a fully amortizing loan. As of December 31, 2003, $26.6 million, or 8.2%, of the Company's gross loans were home equity loans.

NEXT PAGE

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

	At December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands)
Non-accruing loans:
One-to four-family	$ 1,460	$ 1,279	$ 886	$ 416	$ 693
Multi-family and commercial real estate	---	422	178	402	390
Home equity	---	---	67	10	36
Other consumer	11	---	263	117	67
Commercial business	---	84	---	13	28
Total	1,471	1,785	1,394	958	1,214
Accruing loans delinquent 90 days or more:
One-to four-family	740	---	---	---	---
Construction and development	---	---	---	---	634
Multi-family and commercial real estate	---	114	117	281	123
Commercial business	---	141	66	---	55
Home equity	---	---	---	---	10
Total	740	255	183	281	822
Total nonperforming loans	2,211	2,040	1,577	1,239	2,036
Foreclosed real estate:
One-to four-family	505	209	215	332	415
Commercial real estate	---	936	936	936	---
Total	505	1,145	1,151	1,268	415
Total non-performing assets	$2,716	$3,185	$2,728	$2,507	$2,451
Non-performing loans to total loans	0.68%	0.44%	0.30%	0.28%	0.58%
Total non-performing assets as a percentage of total assets	0.36%	0.41%	0.34%	0.39%	0.41%

        Interest income that would have been recorded if the non-accruing loans had been performing in accordance with their original terms aggregated approximately $115,000 and $62,000, respectively, none of which was included in interest income for the years ended December 31, 2003 and 2002.

NEXT PAGE

            Other Real Estate Owned. At December 31, 2003, the Company's OREO, net, which consisted of three single-family residential properties, totaled $505,000.

            Other Loans of Concern. As of December 31, 2003, there were $1.1 million of other loans not included in the table or discussed above where known information about the possible credit problems of borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

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

            At December 31, 2003, the Company had $167,400 of assets classified as substandard. There were no assets classified as doubtful or loss as of December 31, 2003. The $167,400 of loans classified as substandard were also impaired under SFAS No. 15," Accounting by Debtors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition Disclosures," which was adopted in fiscal 1995. SFAS No. 114 defines an impaired loan as a loan for which it is probable, based on current information, that the lender will not collect all amounts due under the contractual terms of the loan agreement.

            The following table sets forth delinquencies in the Company's loan portfolio at the dates indicated:

	At December 31, 2003				At December 31, 2002
	60-89 Days		90 Days or More		60-89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in thousands)

One- to four-family	2	$128	6	$ 2,200	2	$561	4	$ 1,279
Commercial real estate	1	527	---	---	1	120	3	536
Home equity	---	---	---	---	1	27	---	---
Other consumer	5	20	3	11	8	108	---	---
Commercial business	---	---	---	---	2	144	4	225
Total loans	8	$675	9	$2,211	14	$960	11	$2,040

NEXT PAGE

	At December 31, 2001
	60-89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in thousands)

One- to four-family	9	$1,871	4	$ 886
Commercial real estate	---	---	5	295
Home equity	---	---	2	67
Other consumer	---	---	38	263
Commercial business	35	35	1	66
Total loans	44	$2,006	50	$1,577

        Allowance for Loan Losses. The allowance for loan losses is based upon management's periodic evaluation of the loan portfolio under current economic conditions, considering factors such as asset classifications, the Company's past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrowers' ability to repay and the estimated value of the underlying collateral. During 2003, management increased the allowance for loan losses as a result of economic uncertainty in the local marketplace, and in order to manage the added credit risk attendant to the growth in, and higher concentration of, multi-family commercial real estate loans as compared to all other loan types in the portfolio. Management believes it has established an adequate allowance for loan losses and analyzes its process regularly, with modifications made if needed, and reports those results four times per year at Warwick Savings' and Towne Center's Boards of Directors meetings. Although management believes that adequate specific and general loan loss allowances have been established, actual losses are dependent upon future events and, as such, further additions to the level of specific and general loan loss allowances may become necessary. At December 31, 2003, the Company's allowance for loan losses was $4.9 million, or 1.51% of total loans, as compared to $4.9 million, or 1.05%, at December 31, 2002 and $3.6 million, or 0.71%, at December 31, 2001. The Company had non-performing loans of $2.2 million, $2.0 million and $1.6 million at December 31, 2003, 2002 and 2001, respectively. The Company will continue to monitor and modify its allowance for loan losses as conditions dictate. Future additions to the Company's allowance will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. The Company's determination as to the amount of its allowance for loan losses is subject, however, to periodic review by the FDIC, the Banking Department of the State of New York ("NYSBD") and the State of New Jersey Department of Banking and Insurance ("NJBD"). Although management believes that it uses the best information available to determine the allowance, there can be no assurance that the regulators, in reviewing the Company's loan portfolio, will not, based upon their assessment of the available information at the time of their review, require the Company to materially increase its allowance for loan losses at that time, as an integral part of their examination process.

            As discussed on page 12, the Company had $16.2 million in automobile leases originated through a third party. Although the Company had allowances established against this lease portfolio, the Company is assessing the impact of the third party originator's inability to fulfil its obligations to the Company on the Company's allowance for losses on this portfolio. Depending on the outcome of this assessment, additional provisions for losses could be required; however, this amount presently is not determinable.

NEXT PAGE

            The following table sets forth activity in the Company's allowance for loan losses for the periods indicated.

	At or For the Year Ended December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands)

Allowance for loan losses:
Balance at beginning of period	$4,932	$3,650	$2,722	$1,941	$1,727
Charge-offs:
One- to four-family	---	---	---	(29)	(157)
Consumer	(30)	(56)	(29)	(63)	(161)
Commercial business	(112)	(37)	(75)	(64)	(54)
Total charge-offs	(142)	(93)	(104)	(156)	(372)
Recoveries:
One- to four-family	---	---	---	27	23
Consumer	26	37	---	---	42
Commercial business	19	---	53	10	21
Total recoveries	45	37	53	37	86
Net charge-offs	(97)	(56)	(51)	(119)	(286)
Provision for loan losses	90	1,338	979	900	500
Balance at end of period	$4,925	$4,932	$3,650	$2,722	$1,941
Ratio of net charge-offs during the period to average loans outstanding	0.03%	0.01%	0.01%	0.03%	0.10%
Ratio of allowance for loan losses to total loans at end of period	1.51%	1.05%	0.71%	0.63%	0.55%
Ratio of allowance for loan losses to non-performing loans	222.75%	241.76%	231.45%	219.69%	95.33%

            The following table sets forth the Company's allowance for loan losses allocated by loan category and the percent of loans in each category to total loans at the dates indicated.

	At December 31,
	2003		2002		2001		2000		1999
	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans
	(Dollars in thousands)

One- to four-family	$ 242	29.75%	$ 590	51.29%	$ 857	63.77%	$ 617	71.06%	$ 379	72.13%
Multi-family and commercial real estate	2,529	48.68	3,001	32.48	1,461	15.64	976	10.08	819	9.64
Consumer	1,614	13.80	664	10.99	666	13.99	548	12.86	461	14.91
Commercial business	465	7.77	403	5.24	666	6.60	581	6.00	282	3.32
Unallocated	75	--	274	--	--	--	--	--	---	--
Total allowances for loan loss	$4,925	100.00%	$4,932	100.00%	$3,650	100.00%	$2,722	100.00%	$1,941	100.00%

        The increase in the consumer loan allowance allocation in 2003 was attributed to the Company's auto lease portfolio due to possible residual value losses as a result of a weak used automobile market.

Environmental Issues

            The Company encounters certain environmental risks in its lending activities. Under federal and state environmental laws, lenders may become liable for costs of cleaning up hazardous materials found on properties securing their loans. In addition, the existence of hazardous materials may make it unattractive for a lender to foreclose on such properties. Although environmental risks are usually associated with loans secured by commercial real estate, risks also may be substantial for residential real estate loans if environmental contamination makes security property unsuitable for use. As of December 31, 2003, the Company was not aware of any environmental issues that would subject the Company to material liability.

NEXT PAGE

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

            The Company's investment policies permit the purchase of U.S. government obligations, securities of various government-sponsored agencies, including mortgage-backed securities issued/guaranteed by Fannie Mae ("FNMA"), Freddie Mac ("FHLMC") and Ginnie Mae ("GNMA"), certain types of investment grade equity securities (such as preferred stock), certificates of deposit of insured banks, federal funds and investment grade mortgage-backed securities, corporate debt securities and commercial paper.

            The Company's investment policy prohibits investment in certain types of mortgage derivative securities that management considers to be high risk. As discussed below, the Company generally purchases only short- and medium-term classes of collateralized mortgage obligations ("CMOs") guaranteed by FNMA or FHLMC. At December 31, 2003, the Company held no securities issued by any one entity with a total carrying value in excess of 10% of the Company's equity at that date, except for obligations of the U.S. government and government sponsored agencies and certain mortgage-backed securities, which are fully collateralized by mortgages held by single purpose entities and guaranteed by government-sponsored agencies. Approximately 99% of the Company's debt security portfolio at December 31, 2003 was classified as available-for-sale.

            Mortgage-Backed Securities. The Company invests in mortgage-backed securities and uses such investments to complement its mortgage lending activities. At December 31, 2003, the amortized cost of mortgage-backed securities totaled $264.7 million, or 34.8% of total assets. The market value of all mortgage-backed securities totaled $262.6 million at December 31, 2003. All of the Company's mortgage-backed securities are included in its available-for-sale portfolio. Additionally, the Company's mortgage-backed securities portfolio includes U.S. Government Agency CMOs, with an amortized cost of $124.4 million and a market value of $121.4 million at December 31, 2003. A CMO is a special type of debt security in which the stream of principal and interest payments on the underlying mortgages or mortgage-backed securities is used to create classes with different maturities and, in some cases, amortization schedules as well as a residual interest, with each class possessing different risk characteristics. Management regularly monitors the risks inherent in its CMO portfolio and believes these securities may represent attractive alternatives relative to other investments due to the wide variety of maturity, repayment and interest rate options available.

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

            While mortgage-backed securities carry a reduced credit risk as compared to whole loans, such

NEXT PAGE

securities remain subject to the risk that a fluctuating interest rate environment, along with other factors such as the geographic distribution of the underlying mortgage loans, may alter the prepayment rate of such mortgage loans and so affect both the prepayment speed and value of such securities. In contrast to mortgage-backed pass-through securities in which cash flow is received (and, hence, prepayment risk is shared) pro rata by all securities holders, the cash flows from the mortgages or mortgage-backed securities underlying CMOs are segmented and paid in accordance with a pre-determined priority to investors holding various tranches of such securities or obligations. A particular tranche of a CMO may therefore carry prepayment risk that differs from that of both the underlying collateral and other tranches. It is the Company's strategy to purchase tranches of CMOs that are categorized as "planned amortization classes," "targeted amortization classes" or "very accurately defined maturities" and are intended to produce stable cash flows in different interest rate environments. The Company does not invest in interest only tranches of mortgage-backed securities. At December 31, 2003, all of the securities in the Company's mortgage-backed securities portfolio were directly or indirectly issued or guaranteed by GNMA, FNMA or FHLMC. The Company's mortgage-backed securities portfolio, including CMOs, had a weighted average yield of 4.86% at December 31, 2003.

            The following table sets forth the amortized cost and market value of the Company's securities by accounting classification category and by type of security, at the dates indicated:

	At December 31,
	2003		2002		2001
	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value
	(In thousands)

Debt securities held-to-maturity:
U.S. Government obligations	$ ---	$ ---	$ ---	$ ---	$ 1,000	$ 1,007
Agency securities	---	---	---	---	---	---
Municipal bonds	3,178	3,185	2,810	2,812	2,319	2,329

Total debt securities held-to-maturity	3,178	3,185	2,810	2,812	3,319	3,336

Debt securities available-for-sale:
U.S. Government and agency securities	32,393	32,579	7,355	7,563	50,873	49,001
Municipal bonds	---	---	---	---	4,969	4,957
Other debt obligations	30,337	31,722	30,070	30,195	30,001	29,053

Total debt securities available-for-sale	62,730	64,301	37,425	37,758	85,843	83,011

Equity securities available-for-sale:
Preferred stock	11,102	10,828	6,102	6,111	6,102	6,218
Common stock	4	5	103	441	204	768
Mutual funds	--	--	2,762	2,455	2,762	3,015

Total equity securities available-for-sale	11,106	10,833	8,967	9,007	9,068	10,001
	77,014	78,319	49,202	49,577	98,230	96,348

Mortgage-backed securities available-for-sale:
FHLMC	38,127	38,227	28,204	28,882	25,236	25,275
GNMA	6,805	7,107	16,029	16,577	29,067	29,007
FNMA	95,349	95,800	72,537	73,832	36,179	36,856
CMOs	124,388	121,437	43,225	42,729	22,233	22,103

Total mortgage-backed securities available-for-sale	264,669	262,571	159,995	162,020	112,715	113,241

Total mortgage-backed securities	264,669	262,571	159,995	162,020	112,715	113,241
Total securities	$341,683	$340,890	$209,197	$211,597	$210,945	$209,589

             The following table sets forth certain information regarding the carrying value and weighted average yield of the Company's securities at December 31, 2003, by remaining period to contractual maturity.

NEXT PAGE

Actual maturities may differ from contractual maturities because certain security issuers may have the right to call or prepay their obligations.

	At December 31, 2003
	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More Than Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
	(Dollars in thousands)
Held-to-maturity:
Municipal bonds	$1,751	1.61%	$ 1,103	5.02%	$ 253	5.81%	$ 71	4.98%	$ 3,178	3.20%
Total held-to-maturity	1,751	1.61	1,103	5.02	253	5.81	71	4.98	3,178	3.20
Available-for-sale:
Mortgage-backed securities:
FHLMC	---	---	68	6.73	7,739	5.55	30,420	5.49	38,227	5.50
GNMA	---	---	4	7.49	21	9.03	7,082	6.93	7,107	6.94
FNMA	---	---	138	7.76	1,413	6.19	94,249	5.51	95,800	5.52
CMOs	---	---	---	---	431	5.46	121,006	4.00	121,437	4.01
Total mortgage-backed securities	---	---	210	7.43	9,604	5.65	252,757	4.82	262,571	4.86

Debt securities:
Agency securities	2,304	5.09	23,553	3.61	4,067	5.90	2,655	5.90	32,579	4.19
Other debt obligations	---	---	---	---	9,587	6.55	22,135	6.12	31,722	6.25
Total debt securities	2,304	5.09	23,553	3.61	13,654	6.36	24,790	6.10	64,301	5.20
Equity Securities:
Preferred Stock	---	---	---	---	---	---	10,828	5.56	10,828	5.56
Common Stock	---	---	---	---	---	---	5	0.54	5	0.54
Mutual funds	---	---	---	---	---	---	---	---	---	---
Total equity securities	---	---	---	---	---	---	10,833	5.56	10,833	5.56
Total available-for-sale	2,304	5.09	23,763	3.64	23,258	6.06	288,380	4.96	337,705	4.95
Total securities	$4,055	3.59	$24,866	3.70	$23,511	6.06	$288,451	4.96	$340,883	4.93

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

            Deposits. The Company offers a variety of deposit accounts with a range of interest rates and terms. The Company's deposits consist of regular (passbook) savings accounts, statement savings accounts, checking accounts, NOW accounts, basic banking accounts, money market accounts and certificates of deposit. In recent years, the Company has offered certificates of deposit with maturities of up to 60 months. At December 31, 2003, the Company's core deposits, which the Company considers to consist of checking accounts, NOW accounts, money market accounts and regular and statement savings accounts, constituted 79.9% of total deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Company's deposits are obtained predominantly from the areas in proximity to its office locations. The Company relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Company's ability to attract and retain deposits. Certificate accounts in excess of $100,000 are not actively solicited by the Company; however, during 2002, the Company obtained brokered deposits in the amount of $5.5 million.

NEXT PAGE

            The following table presents the deposit activity of the Company for the periods indicated.

	For the Year Ended December 31,
	2003	2002	2001
	(In thousands)

Deposits	$ 2,660,175	$ 2,339,496	$ 2,688,139
Withdrawals	(2,645,602)	(2,303,080)	(2,625,727)
Deposits in excess of withdrawals	14,573	36,416	62,412
Interest credited on deposits	6,323	8,014	11,703
Net increase in deposits	$ 20,896	$ 44,430	$ 74,115

At December 31, 2003, the Company had $16.1 million in certificates of deposit accounts in amounts of $100,000 or more, including the brokered certificates of deposit, maturing as follows:
	Amount	Weighted Average Rate
	(Dollars in thousands)

Maturity Period
Three months or less	$5,372	1.47%
Over 3 through 6 months	4,398	1.96
Over 6 through 12 months	2,443	1.85
Over 12 months	3,896	3.41
Total	$16,109	2.13%

The following table presents, by interest rate ranges, the amount of certificate accounts outstanding at the dates indicated and the period to maturity of the certificate accounts outstanding at December 31, 2003.
	Period to Maturity from December 31, 2003
	Less Than One Year	One to Two Years	Two to Three Years	Over Three Years	Total
	(In thousands)

Certificate accounts:
2.99% or less	$ 72,399	$ 5,890	$ 2,641	$ 745	$ 81,675
3.00% to 3.99%	4,819	3,797	295	4,884	13,795
4.00% to 4.99%	1,002	---	253	444	1,699
5.00% to 5.99%	109	179	237	469	994
Total certificates	$78,329	$ 9,866	$3,426	$6,542	$ 98,163

        Borrowings. Warwick Savings became a member of the FHLBNY in 1995 and has utilized FHLBNY advances as a source of borrowings since then. FHLBNY advances are collateralized primarily by certain of Warwick Savings' mortgage loans and mortgage-backed securities and secondarily by Warwick Savings' investment in capital stock of the FHLBNY. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLBNY will advance to member institutions, including Warwick Savings, fluctuates from time to time in accordance with the policies of the FHLBNY. At December 31, 2003, Warwick Savings had $183.5 million in outstanding FHLBNY advances and the capability to borrow additional funds of $73.8 million from the FHLBNY upon complying with the FHLBNY collateral requirements.

            Warwick Savings at times sells securities under agreements to repurchase, which transactions are treated as financings, and the obligation to repurchase the securities sold is reflected as a liability in the statements of financial condition. The dollar amount of securities underlying the agreements remains in the

NEXT PAGE

asset account and are held in safekeeping. There were no securities sold under repurchase agreements outstanding at December 31, 2003 and 2002 and $2.5 million of securities sold under repurchase agreements outstanding at December 31, 2001, respectively.

            The following table sets forth certain information regarding the Company's borrowed funds for the dates indicated.

	At or the Year Ended December 31,
	2003	2002	2001
	(Dollars in thousands)

FHLBNY Advances:
Average balance outstanding	$204,637	$246,275	$263,897
Maximum amount outstanding at any month-end during the period	233,245	290,400	292,824
Balance outstanding at end of period	183,495	216,495	290,785
Weighted-average interest rate during the period	5.20%	5.07%	5.08%
Weighted-average interest rate at end of period	5.06%	5.16%	4.79%

Other Borrowings:
Average balance outstanding	$ ---	$ 1,240	$14,156
Maximum amount outstanding at any month-end during the period	---	2,500	19,345
Balance outstanding at end of period	---	---	2,500
Weighted-average interest rate during the period	--%	4.17%	5.83%
Weighted-average interest rate at end of period	--%	--%	4.07%

Total Borrowings:
Average balance outstanding	$204,637	$247,515	$278,053
Maximum amount outstanding at any month-end during the period	233,245	292,900	312,169
Balance outstanding at end of period	183,495	216,495	293,285
Weighted-average interest rate during the period	5.20%	5.07%	5.36%
Weighted-average interest rate at end of period	5.06%	5.16%	4.79%

Subsidiary Activities

            In addition to Warwick Savings and Towne Center, the Company has a title insurance agency subsidiary, Hardenburgh Abstract Company of Orange County, Inc., which was acquired in February 2001 to engage in the title insurance business. Hardenburgh contributed $487,000, before taxes, to the Company's net income for the year ended December 31, 2003.

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

            Warwick Savings offers mutual funds and tax deferred annuities through WSB Financial to Warwick Savings' customers and members of the community. WSB Financial contributed $181,600 in net income, before taxes, to Warwick Savings' net income for the year ended December 31, 2003.

NEXT PAGE

            Warsave was formed to acquire and hold real estate. Its single asset as of December 31, 2003 was a two-story house situated adjacent to Warwick Savings' Warwick office. The building, which may ultimately be used for future expansion, is presently rented for the purpose of generating rental income.

Personnel

            As of December 31, 2003, the Company had 122 full-time and 45 part-time employees. The employees are not represented by a collective bargaining unit.

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

State Taxation

            New York State Taxation. Warwick Savings is subject to the New York State Franchise Tax on Banking Corporations in an annual amount equal to the greater of (i) 7.5% of Warwick Savings' "entire net income" allocable to New York State during the taxable year, or (ii) the applicable alternative minimum tax. The alternative minimum tax is generally the greatest of (a) 0.01% of the value of the taxable assets allocable to New York State with certain modifications, (b) 2.5% of Warwick Savings' "alternative entire net income" allocable to New York State or (c) $425. Entire net income is similar to federal taxable income, subject to certain modifications and alternative entire net income is equal to entire net income without certain adjustments. For purposes of computing its entire net income, Warwick Savings is permitted a deduction for an addition to the reserve for losses on qualifying real property loans. For New York State purposes, the applicable percentage to calculate bad debt deduction under the percentage of taxable income method is 32%, subject to certain limitations.

NEXT PAGE

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

NEXT PAGE

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

NEXT PAGE

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

Federal Banking Regulation

            Capital Requirements. FDIC regulations require BIF-Insured banks, such as Warwick Savings and Towne Center, to maintain minimum levels of capital. At December 31, 2003 each of Warwick's banking subsidiaries had capital levels which qualified it as a "well-capitalized" institution as defined by FDIC regulations. See Note 13 of the Notes to Consolidated Financial Statements.

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

NEXT PAGE

            Section 24 provides an exception for investments by a bank, under certain grandfathered state law authority, in common and preferred stocks listed on a national securities exchange or the shares of registered investment companies if the bank notifies the FDIC and obtains approval from the FDIC to make or retain such investments. Upon receiving such FDIC approval, an institution's investment in such equity securities will be subject to an aggregate limit up to the amount of its Tier I capital. Warwick Savings received approval from the FDIC to retain and acquire such equity investments subject to a maximum permissible investment equal to the lesser of 100% of Warwick Savings' Tier I capital or the maximum permissible amount specified by the Banking Law.

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

NEXT PAGE

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

NEXT PAGE

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

            The SOA is the most far-reaching U.S. securities legislation enacted in some time. The SOA generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the SEC under the Securities and Exchange Act. Given the extensive SEC role in implementing rules relating to many of the SOA's new requirements, the final scope of many of these requirements remains to be determined.

            The SOA includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC and the Comptroller General. The SOA represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

            The SOA addresses, among other matters:

  audit committees;
  certification of financial statements by the chief executive officer and the chief financial officer;

NEXT PAGE

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

            Warwick Savings, as a member of the FHLBNY, is required to purchase and hold a minimum amount of shares of capital stock in the FHLBNY. At December 31, 2003, Warwick Savings was in compliance with this requirement with an investment in FHLBNY stock of $9.2 million.

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

NEXT PAGE

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

            Warwick is required to obtain the prior approval of the FRB to acquire all, or substantially all, of the assets of any bank or bank holding company or to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if, after giving effect to such acquisition, it would, directly or indirectly, own or control more than 5% of any class of voting shares of such bank or bank holding company.

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

NEXT PAGE

At December 31, 2003, Warwick had capital levels that qualified as "well capitalized" under FRB regulations. See Note 13 of the Notes to Consolidated Financial Statements.

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

NEXT PAGE

        The executive officers of Warwick are elected annually and hold office until their respective successors have been elected and qualified or until death, resignation or removal by the Board of Directors. Warwick has entered into employment agreements with certain of its executive officers which set forth the terms of their employment.

            Biographical information of the executive officer of Warwick who is not also a director is set forth below.

            Arthur W. Budich, age 53, has served as Senior Vice President, Treasurer and Chief Financial Officer of Warwick Savings since 1992 and of Warwick since 1997. He has been employed by Warwick Savings in various capacities since 1986. He also serves as Treasurer of Warwick Commercial, Warsave and WSB Financial, as Vice President and Chief Financial Officer of Hardenburgh, and as Vice President and Treasurer of WSB Funding and the Foundation. Mr. Budich also serves as Senior Vice President, Treasurer and Chief Financial Officer of Towne Center Bank.

Web Access to SEC Filings

            Our reports, proxy statements and other information we file with the SEC, as well as our news releases, are available free of charge through Warwick Savings' Internet site at http://www.warwicksb.com. This information can be found under "SEC Filings" on the Shareholder Information page of our Internet site. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports files or furnished pursuant to Section 13(a) of the Exchange Act are available as soon as reasonable practicable after they have been filed with the SEC. Reference to our Internet address is not intended to incorporate any of the information contained on our Internet site into this document.

ITEM 2. Properties

            Warwick Savings conducts its business through its main office in Warwick, New York and its six branch offices located in Monroe, Woodbury, Wallkill, Newburgh, Carmel and Goshen, New York. Towne Center conducts its business through its office in Lodi, New Jersey and its branch office in Moonachie, New Jersey. Management believes that its current facilities are adequate to meet the present and immediately foreseeable needs of the Company.

            The following sets forth information regarding Warwick Savings' branch offices, Towne Center's branch offices and the Hardenburgh office at December 31, 2003.

	Leased or Owned	Date Leased or Acquired	Lease Expiration Date
Warwick Savings

Main Office:
18 Oakland Avenue Warwick, New York 10990	Owned	1972	N/A

Branches:
591 Route 17M Monroe, New York 10950	Owned	1976	N/A

556 Route 32 Highland Mills, New York 10930	Owned	1979	N/A

1 Industrial Drive Wallkill, New York 10940	Owned	1998	N/A

NEXT PAGE

	Leased or Owned	Date Leased or Acquired	Lease Expiration Date

1425 Route 300 Newburgh, New York 12550	Land Leased	1999	12/06/29

1875 Route 6 Carmel, New York 10512	Owned	2001	N/A

60 Matthews Street Goshen, New York	Land Leased	2002	5/31/32

Towne Center

Main Office:
2 Arnot Street Lodi, New Jersey 07644	Leased	2000	07/31/12

Branch:
55 Moonachie Avenue Moonachie, New Jersey	Leased	2000	04/30/05

Hardenburgh

12 Scotchtown Avenue Goshen, New York 10924	Leased	2001	Month-to-Month

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

ITEM 4.     Submission of Matters to a Vote of Security Holders

            None.

PART II

ITEM 5.     Market for the Company's Common Equity, Related Stockholders' Matters

            The Company's common stock commenced trading on The NASDAQ Stock Market on December 23, 1997. The table below shows the high and low sales prices of the common stock for the periods indicated, as reported on the National Market System of The NASDAQ Stock Market, as well as the dividends paid during such periods.

Year	Quarter Ending	High	Low	Dividends Paid

2002	March 31	$24.55	$20.21	$ -- (1)
	June 30	$33.05	$23.20	$0.1000
	September 30	$29.99	$22.95	$0.1000
	December 31	$31.00	$26.00	$0.1100

2003	March 31	$30.50	$28.20	$0.1400
	June 30	$30.75	$28.80	$0.1500

NEXT PAGE

Year	Quarter Ending	High	Low	Dividends Paid
	September 30	$30.24	$28.17	$0.1500
	December 31	$34.40	$28.37	$0.1500

(1) During the first quarter of 2002, the Board of Directors of the Company changed its policy from declaring quarterly dividends during the months of March, June September and December to declaring them in January, April, July and October. This resulted in only three dividends being paid during 2002.

            As of February 27, 2004, there were 4,498,724 shares of the Company's common stock outstanding and approximately 1,260 holders of record. The holders of record include banks and brokers who act as nominees, each of whom may represent more than one stockholder.

             Dividend payment decisions are made with consideration of a variety of factors including earning, financial condition, market consideration and regulatory restrictions. Restrictions on dividend payments are described under "Regulation and Supervision- New York Banking Regulation - Dividends" in Part I Item I of this Form 10-K.

NEXT PAGE

ITEM 6. Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA
	At December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands)
Selected Financial Data:
Total assets	$759,996	$781,238	$806,702	$637,799	$597,714
Loans receivable, net	320,978	464,273	516,172	432,198	349,321
Investment securities	340,883	211,597	209,572	149,513	186,490
Real estate owned, net	505	1,145	1,149	1,268	415
Deposits	487,572	466,676	422,246	348,131	283,072
FHLBNY advances	183,495	216,495	290,785	188,800	201,675
Securities sold under repurchase agreements	--	--	2,500	16,845	37,375
Stockholders' equity	73,834	81,108	74,003	72,581	66,572
	At December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands)
Selected Operating Data:
Interest income	$38,872	$49,706	$52,120	$45,630	$35,562
Interest expense	17,331	21,825	27,415	26,226	16,951
Net interest income	21,541	27,881	24,705	19,404	18,611
Provision for loans losses	90	1,338	979	900	500
Net interest income after provision for loan losses	21,451	26,543	23,726	18,504	18,111
Non-interest income:
Service and fee income	5,946	5,433	4,526	3,540	2,914
Gain (loss) on securities transactions	405	507	27	(878)	524
Net gain on sale of loans	451	350	687	600	109
Other income	695	1,577	700	2,106	258
Total non-interest income, net	7,497	7,867	5,940	5,368	3,805
Non-interest expense:
Salaries and employee benefits	10,538	10,423	11,642	10,109	9,536
FDIC insurance	84	80	72	62	31
Occupancy and equipment	2,094	2,136	2,191	1,889	1,452
Data processing	1,382	1,171	1,102	1,063	974
Advertising	275	304	134	182	500
Professional fees	1,110	1,095	1,394	1,192	1,006
Other operating expenses	3,276	3,334	3,912	2,908	3,308
Total non-interest expense	18,759	18,543	20,447	17,405	16,807
Income before income tax expense	10,189	15,867	9,219	6,467	5,109
Income tax expense	3,729	6,211	3,281	2,057	1,966
Net income	$ 6,460	$ 9,656	$ 5,938	$ 4,410	$ 3,143

NEXT PAGE

	At or For the Years Ended December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands)
Selected Financial Ratios and Other Data(1):
Per Share Data:
Earnings per share, Basic	$1.50	$2.11	$1.27	$ 0.91	$0.57
Earnings per share, Diluted	1.44	2.02	1.24	0.91	0.57
Dividends declared per share	0.59	0.31	0.38	0.27	0.19
Book Value(2)	16.42	16.78	16.15	14.96	13.18

Performance Ratios:
Return on average assets	0.82%	1.23%	0.79%	0.70%	0.62%
Return on average equity	8.50	12.08	7.97	6.61	4.15
Average equity to average assets	9.60	10.19	9.86	10.51	14.83
Equity to total assets	9.72	10.38	9.17	11.38	11.14
Core deposits to total deposits(3)	79.87	74.87	70.90	64.70	68.48
Net interest spread(4)	2.48	3.31	2.96	2.71	3.14
Net interest margin(5)	2.88	3.78	3.48	3.28	3.87
Operating expense to average assets	2.34	2.36	2.70	2.73	3.27
Average interest-earning assets to average interest-bearing liabilities	117.36	116.00	113.62	112.97	120.87
Efficiency ratio(6)	65.45	51.02	61.68	72.68	76.70
Dividend Payout Ratio	40.97	15.35	30.65	29.67	33.33

Regulatory Capital Ratios(1):

Warwick Savings:
Tier 1 capital to assets	7.77	8.33	7.08	8.68	9.38
Tier 1 capital to risk-weighted assets	15.80	14.88	12.87	16.33	17.60
Total capital to risk-weighted assets	17.05	15.99	13.70	17.16	18.34
Warwick Commercial:
Tier 1 capital to assets	17.41	20.60	20.18	N/A	N/A
Tier 1 capital to risk-weighted assets	87.78	89.45	93.89	N/A	N/A
Total capital to risk-weighted assets	87.78	89.45	93.89	N/A	N/A
Towne Center:
Tier 1 capital to assets	19.62	20.00	21.58	36.35	87.72
Tier 1 capital to risk-weighted assets	23.21	23.67	28.49	50.83	211.83
Total capital to risk-weighted assets	24.36	24.82	29.74	51.72	211.83
Company:
Tier 1 capital to assets	9.41	9.98	8.93	11.76	12.67
Tier 1 capital to risk-weighted assets	18.33	17.29	15.27	20.81	23.94
Total capital to risk-weighted assets	19.57	18.40	16.13	21.63	24.58

Asset Quality Ratios(1):

Non-performing loans to total loans	0.68	0.44	0.30	0.28	0.58
Non-performing loans to total assets	0.29	0.26	0.20	0.19	0.34
Non-performing assets to total assets	0.36	0.41	0.34	0.39	0.41
Allowance for loan losses to total loans	1.51	1.05	0.71	0.63	0.55
Allowance for loan losses to non-performing loans	222.75	241.76	231.45	219.69	95.33

Other Data:

Branch Offices	9	8	8	7	6

(1)	Regulatory Capital Ratios and Asset Quality Ratios are end of period ratios. With the exception of period-end ratios, all ratios are based on average monthly balances during the periods indicated.
(2)	Book Value represents total stockholders' equity divided by the shares outstanding for the period, net of unearned shares held by the ESOP and RRP.
(3)	The Company considers the following to be core deposits: checking accounts, passbook accounts, NOW accounts and money market accounts.
(4)	The interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(5)	The net interest margin represents net interest income as a percentage of average interest-earning assets.
(6)	The efficiency ratio represents non-interest expense, excluding non-recurring items and amortization of intangibles, as a percentage of the sum of net interest income and non-interest income excluding any gains or losses on sales of assets.

NEXT PAGE

ITEM 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

            The Company's results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on its interest-earning assets, such as loans and securities, and the interest expense on its interest-bearing liabilities, such as deposits and borrowed funds. Results of operations are also affected by non-interest income and expense, the provision for loan losses and income tax expense. Non-interest income consists primarily of service charges, gain on sales of loans, gains (losses) on securities available for sale, net increases in the cash surrender value of bank-owned life insurance ("BOLI") and other fees. Non-interest expenses consist primarily of employee compensation and benefits, occupancy expenses, federal deposit insurance premiums, net costs of real estate owned, data processing fees and other operating expenses. The Company's results of operations are also significantly affected by general economic and competitive conditions (particularly changes in market interest rates), government policies, changes in accounting standards and actions of regulatory agencies.

Critical Accounting Policies and Estimates

            "Management's Discussion and Analysis of Financial Condition and Results of Operation," is based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Accounting policy considered critical to our financial results is our determination of the allowance for loan losses. Note 1 of the Company's Audited Consolidated Financial Statements for the year ended December 31, 2003 contains a summary of the Company's significant accounting policies. Management believes the Company's policy with respect to the methodology for the determination of the allowance for loan losses involves a higher degree of complexity and requires management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact results of operations. This critical policy and its application is periodically reviewed by the Audit Committee and the Board of Directors.

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

NEXT PAGE

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

Management Strategy

            The Company operates as an independent community bank that offers a broad range of customer-focused financial services. The Company has historically employed an operating strategy that emphasizes the origination of one- to four-family residential mortgage loans in its market area with both fixed and variable rates and, to an increasing degree over the past 10 years, its commercial lending business, with loans secured by real estate located mainly in Orange, Putnam and Rockland County, New York and in Bergen and Passaic County, New Jersey. Due in part to this strategy, the Company historically has had profitable operations, resulting in a strong regulatory capital position. The Company's goal of maintaining this position has led to an overall strategy of managed growth in both deposits and assets. In December 2001, the Company modified its operating strategy by emphasizing the production of one- to four-family residential mortgage loans through a private label third party contractor that processes, underwrites and closes these loans on the Company's behalf. All residential mortgage loans originated in this manner are currently being sold by the Company. The Company intends to continue its emphasis on increasing the commercial and consumer loan (including home equity loans) portfolios as a percentage of total loans. These loans reprice more frequently, have shorter maturities, and/or higher yields than one- to four-family first mortgage loans. The major elements of the Company's operating strategy are to: (i) grow and diversify the Company's loan portfolio by continuing to originate owner-occupied, residential mortgage loans for sale and commercial business, multi-family and commercial real estate, construction and consumer loans to be held in its loan portfolio; (ii) complement the Company's lending activities by investing in mortgage-backed and other securities; (iii) maintain the Company's relatively low cost of funds and (iv) manage the Company's level of interest rate risk. The Company also seeks to attract and retain customers through extended office hours, low turnover of employees and prompt, flexible and personalized production of a variety of loan products. In addition, it is a goal of the Company to increase its market share in the communities it serves through the acquisition or establishment of branch offices and, if appropriate, the acquisition of smaller financial institutions. Additionally, it is a goal of the Company to expand into new markets. The Company expanded its operations and lending into New Jersey and formed Towne Center in 1999, which is headquartered in Bergen County, New Jersey. In February 2001, the Company acquired Hardenburgh, a title insurance agency subsidiary, which operates in Goshen, New York. In addition, through the May 2001 acquisition of the Carmel, New York banking office of Country Bank, Warwick Savings expanded its operations into Putnam County, New York.

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

NEXT PAGE

Although the Company closely monitors its interest rate risk as such risk relates to its operating strategies, the extent of the movement of interest rates, higher or lower, is an uncertainty that could have a negative impact on the earnings of Warwick Savings.

            The Company has taken several actions, under various market conditions, designed to manage its level of interest rate risk. These actions have included: (i) increasing the percentage of the loan portfolio consisting of adjustable-rate multi-family and commercial real estate and consumer loans through originations, as market conditions permit, (ii) selling one- to four-family residential loans, (iii) purchasing shorter-term investment securities and (iv) seeking to increase the percentage of checking accounts in its deposit base.

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

            The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2003, which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined based on the earlier of term to repricing or the term to repayment of the asset or liability. The table is intended to provide an approximation of the projected repricing of assets and liabilities at December 31, 2003 on the basis of contractual maturities, anticipated prepayments and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be reinvested and/or repriced as a result of contractual amortization and anticipated early payoffs of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans.

NEXT PAGE

	At December 31, 2003
	Three Months or Less	More Than Three Months to Twelve Months	More Than One Year to Three Years	More Than Three Years to Five Years	More Than Five Years to Ten Years	More Than Ten Years	Total
	(Dollars in thousands)
Interest-earning assets:
One-to four-family loans(1)	$ 8,572	$ 24,474	$ 29,712	$ 14,973	$ 13,849	$5,151	$96,731
Multi family and commercial real estate loans (1)	16,403	17,078	32,481	24,942	38,225	25,051	154,180
Construction and development (1)	3,964	126	28	---	---	---	4,118
Commercial business loans(1)	17,913	1,387	2,828	1,474	597	1,054	25,253
Consumer loans(1)	26,802	11,837	2,471	1,238	1,998	539	44,885
Interest-earning accounts at banks	37,467	---	---	---	---	---	37,467
Mortgage-backed securities	7,269	23,337	44,763	30,347	28,409	7,009	141,134
Collateralized mortgage obligations	7,548	17,572	47,306	26,514	22,172	325	121,437
Investment securities:
Held-to-maturity	878	873	71	1,103	253	---	3,178
Available-for-sale	12,150	29,699	---	---	8,440	24,845	75,134
Total interest-earning assets	138,966	126,383	159,660	100,591	113,943	63,974	703,517

Net deferred loan fees and costs(2)	139	141	164	101	116	75	736
Net interest-earning assets	139,105	126,524	159,824	100,692	114,059	64,049	704,253

Interest-bearing liabilities:
Savings deposits(3)	56,448	---	61,972	39,474	37,788	---	195,682
NOW deposits	3,522	---	28,054	10,524	10,524	---	52,624
Money market deposits	49,084	---	11,693	9,343	---	---	70,120
Time deposits	30,298	48,030	14,668	5,116	51	---	98,163
Borrowed funds	10,500	32,295	116,200	22,500	2,000	---	183,495
Total interest-bearing liabilities	149,852	80,325	232,587	86,957	50,363	---	600,084
Interest rate sensitivity gap	$ (10,747)	$ 46,199	$(72,763)	$ 13,735	$ 63,696	$ 64,049	$104,169
Cumulative interest rate sensitivity gap	$ (10,747)	$ 35,452	$(37,311)	$(23,576)	$ 40,120	$104,169
Cumulative interest rate sensitivity gap as a percentage of total assets (4)	(1.41)%	4.66%	(4.91)%	(3.10)%	5.28%	13.71%
Cumulative net interest-earning assets as a percentage of cumulative interest-bearing liabilities	92.83%	115.40%	91.94%	95.71%	106.69%	117.36%
(1)	For purposes of the gap analysis, real estate, commercial business and consumer loans are not reduced for the allowance for loan losses and non-performing loans.
(2)	For purposes of the gap analysis, unearned fees and deferred loan origination costs are prorated.
(3)	For purposes of the gap analysis, based upon the Company's historical experience, management traditionally slots 25-30% of total savings account balances into the twelve-month time horizon.
(4)	For purposes of the gap analysis, the Company's Board approved Interest Rate Risk policy specifies the cumulative one year interest rate sensitive gap as a percentage of total assets is not to exceed +/- 25%.

            At December 31, 2003, the Company's total interest-earning assets maturing or repricing within one year exceeded its total interest-bearing liabilities maturing or repricing in the same time period by $35.4 million, representing a one-year cumulative "gap," as defined above, as a percentage of total assets of 4.66%.

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

            The Company's interest rate sensitivity is also monitored by management through the use of a model which internally generates estimates of the change in net portfolio value ("NPV") over a range of interest rate change scenarios. NPV is the present value of expected cash flows from assets, liabilities and off-balance

NEXT PAGE

sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. For purposes of the NPV table, prepayment speeds similar to those used in the "gap" table were used, reinvestment rates were those in effect for similar products being offered and rates on core deposits were modified to reflect recent trends. The following table sets forth the Company's NPV as of December 31, 2003, as calculated by the Company.

	Net Portfolio Value			Portfolio Value of Assets
	(Dollars in thousands)
Rate in Basis Points (Rate Shock)	$ Amount	$ Change	% Change	NPV Ratio	% Change(1)

200	76,063	(30,413)	(29)	10.84	(3.14)
100	91,966	(14,510)	(14)	12.59	(1.38)
Static	106,476	---	---	13.98	---
(100)	106,606	130	(0)	13.67	(0.30)
(200)	103,692	(2,784)	(3)	13.13	(0.85)

(1)	Based upon the portfolio value of the Company's assets assuming no change in interest rates.

            As in the case with the "gap" table, certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in NPV requires the making of certain assumptions which may or may not reflect the manner in which actual yields and costs respond to changes in actual market interest rates. In this regard, the NPV model presented assumes that the composition of the Company's interest rate sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the NPV measurements and net interest income models provide an indication of the Company's interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on the Company's net interest income and will differ from actual results. For purposes of the NPV analysis, the Company's Board approved Interest Rate Risk policy specifies the variance in NPV in reaction to an immediate and parallel yield curve shift of +/- 200 basis points is not to exceed -35%.

Analysis of Net Interest Income

            Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

NEXT PAGE

            Average Balance Sheets. The following table sets forth certain information relating to the Company's consolidated statements of financial condition and consolidated statements of income for the years ended December 31, 2003, 2002 and 2001 and reflects the average yield on assets and average cost of liabilities for the periods shown. The yields and costs were derived by dividing interest income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances were computed based on average daily balances. The yields include deferred fees and discounts which are considered yield adjustments.

	For the Years Ended December 31,
	2003			2002			2001
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
One-to four-family loans, net(1)	$160,849	$11,055	6.87%	$299,976	$21,537	7.18%	$321,664	$24,139	7.50%
Multi-family and commercial real estate loans (1)(2)	153,246	11,475	7.49	120,909	9,421	7.79	62,331	5,233	8.40
Commercial business loans(1)(2)	27,911	1,403	5.03	32,662	1,975	6.05	34,781	2,698	7.75
Consumer loans(1)(2)	46,561	3,046	6.54	63,189	4,588	7.26	69,529	5,571	8.01
Mortgage-backed securities	160,007	5,602	3.50	89,849	5,155	5.74	73,655	4,774	6.48
Collateralized mortgage obligations	90,734	2,549	2.81	20,726	1,105	5.33	19,381	1,267	6.54
Federal funds sold	---	---	---	1,801	20	1.11	3,753	116	3.09
Interest-earning accounts at banks	37,572	357	0.95	13,025	187	1.44	1,099	41	3.73
Investment securities	70,687	3,385	4.79	95,755	5,718	5.97	123,114	8,281	6.72
Total interest-earning assets	747,567	38,872	5.20	737,892	49,706	6.74	709,307	52,120	7.35
Non-interest earning assets	44,381			46,020			45,570
Total assets	$791,948			$783,912			$754,877

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Savings and NOW deposits	$245,526	3,206	1.31	$195,978	4,253	2.17	$149,724	3,892	2.60
Mortgage escrow funds	2,912	52	1.79	3,883	79	2.03	4,850	97	2.00
Money market deposits	76,949	839	1.09	75,621	1,408	1.86	70,982	2,356	3.32
Time deposits	106,955	2,601	2.43	113,094	3,527	3.12	120,692	6,168	5.11
Total deposits	432,342	6,698	1.55	388,576	9,267	2.38	346,248	12,513	3.61
Borrowed funds	204,637	10,633	5.20	247,515	12,558	5.07	278,053	14,902	5.36
Total interest-bearing liabilities	636,979	17,331	2.72	636,091	21,825	3.43	624,301	27,415	4.39
Non-interest bearing liabilities	78,976			67,915			56,112
Total liabilities	715,955			704,006			680,413
Stockholders' Equity	75,993			79,906			74,464
Total liabilities and stockholders' equity	$791,948			$783,912			$754,877
Net interest income/interest rate spread(2)		$21,541	2.48%		$27,881	3.31%		$24,705	2.96%
Net interest-earning assets/net interest margin(3)	$ 110,588		2.88%	$ 101,801		3.78%	$ 85,006		3.48%
Ratio of interest-earning assets to interest-bearing liabilities			117.36%			116.00%			113.62%

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

	Year Ended December 31, 2003 Compared to Year Ended December 31, 2002			Year Ended December 31, 2002 Compared to Year Ended December 31, 2001
	Increase (Decrease) In Net Interest Income Due to			Increase (Decrease) In Net Interest Income Due to
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)

Interest-earning assets:
One-to four-family loans, net	$(9,989)	$ (493)	$(10,482)	$(1,627)	$ (975)	$(2,602)
Multi-family and commercial real estate loans, net	2,520	(466)	2,054	4,975	(787)	4,188
Commercial business loans, net	(287)	(285)	(572)	(165)	(558)	(723)
Consumer loans, net	(1,207)	(335)	(1,542)	(508)	(475)	(983)
Mortgage-backed securities	4,025	(3,578)	447	1,051	(670)	381
Collateralized mortgage obligations	3,732	(2,288)	1,444	88	(250)	(162)
Federal funds sold	(20)	---	(20)	(60)	(36)	(96)
Interest-earning accounts at banks	352	(182)	170	445	(299)	146
Investment securities	(1,497)	(836)	(2,333)	(1,840)	(723)	(2,563)
Total	(2,371)	(8,463)	(10,834)	2,359	(4,773)	(2,414)

Interest-bearing liabilities:
Savings and NOW deposits	1,075	(2,122)	(1,047)	1,242	(881)	361
Mortgage escrow funds	(20)	(7)	(27)	(19)	1	(18)
Money market deposits	25	(594)	(569)	154	(1,102)	(948)
Time deposits	(191)	(735)	(926)	(387)	(2,254)	(2,641)
Borrowed funds	(2,175)	250	(1,925)	(1,636)	(708)	(2,344)
Total	(1,286)	(3,208)	(4,494)	(646)	(4,944)	(5,590)

Net change in net interest income	$(1,085)	$ (5,255)	$(6,340)	$3,005	$ 171	$3,176

Comparison of Financial Condition at December 31, 2003 and December 31, 2002

            Total assets. Total assets as of December 31, 2003 were $760.0 million, a decrease of $21.2 million, or 2.71%, from total assets of $781.2 million at December 31, 2002. Average total assets for the year ended December 31, 2003 were $791.9 million, an increase of $8.0 million, or 1.0%, from average total assets of $783.9 million at December 31, 2002.

             Total securities. Total securities increased by $129.3 million, or 61.1%, to $340.9 million at December 31, 2003 from $211.6 million at December 31, 2002. Securities available for sale increased by $128.9 million, or 61.8%, primarily as the result of the reinvestment of the significant cash flows from loan repayments into generally shorter duration investment securities rather than long-term fixed-rate residential loans.

            Net loans. Net loans as of December 31, 2003 were $321.0 million, a decrease of $143.3 million , or 30.9%, from net loans of $464.3 million at December 31, 2002. The decrease in net loans was primarily attributable to the $143.3 million decrease in one-to four- family real estate loans resulting from very high loan repayments.

NEXT PAGE

            Deposits. Deposits as of December 31, 2003 were $487.6 million, up $20.9 million, or 4.5%, from December 31, 2002. The Company's deposit mix has continued to change along with the deposit growth. Transaction accounts (demand and NOW deposits) totaled $123.4 million and represented 25.4% of total deposits at December 31, 2003, compared to 21.9% at December 31, 2002. Similarly, savings and money market account balances, which totaled $265.8 million at December 31, 2003, represented 54.5% of deposits as of that date, compared to 52.9% at December 31, 2002. Time certificates declined to 20.1% of deposits at December 31, 2003 from 25.2% at December 31, 2002. This shift in mix to lower cost transaction and savings accounts had a positive impact on earnings in 2003. The Company remains a deposit-driven financial institution with emphasis on core deposit accumulation and retention as a basis for sound growth and profitability. The Company believes its record of sustaining core deposit growth is reflective of the Company's retail approach to banking which emphasizes convenient branch locations, extended hours of operation, quality service and active marketing.

            FHLBNY advances. Advances from the FHLBNY, decreased $33.0 million, or 15.2%, to $183.5 million at December 31, 2003 from $216.5 million at December 31, 2002. The decrease in borrowings was funded with the significant cash flows from loan repayments as set forth above, as well as increased deposits.

            Stockholders' Equity. Stockholders' equity decreased $7.3 million to $73.8 million at December 31, 2003, compared to $81.1 million at December 31, 2002. In addition to cash dividends of $2.7 million at December 31, 2003, equity decreased by $13.2 million due to stock repurchase programs and an increase of $1.9 million in the after-tax unrealized losses on securities available for sale. Partially offsetting these decreases was net income of $6.5 million for the current year, an increase of $2.2 million due to the allocation of employee stock ownership plan shares and the vesting of shares issued under the Company's recognition and retention plan and an increase of $1.8 million related to transactions in our stock option plan.

             During 2003 the Company repurchased 444,334 shares of its common stock at an average cost of $29.65 per share. On January 21, 2004, the Company declared a dividend on its common stock of $0.15 per share of common stock. The dividend was paid on February 13, 2004 to stockholders of record on February 1, 2004.

Comparison of Operating Results for the Years Ended December 31, 2003 and 2002

            General. Net income for the year ended December 31, 2003, was $6.5 million, a decrease of $3.2 million, or 33.1%, compared to net income of $9.7 million for the year ended December 31, 2002. Basic and fully diluted earnings per share decreased to $1.50 and $1.44, respectively, for the year ended December 31, 2003, compared to $2.11 and $2.02, respectively, for the year ended December 31, 2002. The decrease in net income reflected a $10.8 million, or 21.8% decrease in interest income and a $370,000, or 4.7% decrease in non-interest income, which were partially offset by a $4.5 million, or 20.6% decrease in interest expense, a $2.5 million, or 40.0% decrease in the provision for income taxes and the $1.2 million, or 93.3% decrease in the provision for loan losses. For the year ended December 31, 2003, the return on average assets ("ROAA") and the return on average equity ("ROAE") were 0.82% and 8.50%, respectively. The ROAA and ROAE for the corresponding period in 2002 were 1.23% and 12.08%, respectively.

            Interest Income. Interest income for the year ended December 31, 2003 declined to $38.9 million, a decrease of $10.8 million, or 21.8%, compared to the prior year. The decrease reflects the impact of the Federal Reserve Bank's interest rate reductions which led to a significant increase in one-to four-family mortgage loans and mortgage-backed securities prepayments that were reinvested at lower yields. The Company chose to reinvest these funds in relatively short duration mortgage-backed securities and other investment securities at a lower yield rather than in long-term fixed-rate residential mortgages in order to manage its exposure to rising interest rates. Average interest-earning assets for the year ended December

NEXT PAGE

31, 2003 increased $9.7 million, or 1.3% over average interest-earning assets for the year ended December 31, 2002. Average balances of securities and other earning assets grew by $137.8 million while average loan balances decreased by $128.2 million during the year ended December 31, 2003. Average yields on interest-earning assets fell by 154 basis points to 5.20% for the year ended December 31, 2003 from 6.74% for the year ended December 31, 2002.

            The decrease in interest income on the Company's one-to four-family mortgage loan portfolio was attributable to the decrease in the average yield to 6.87% for the year ended December 31, 2003 from 7.18% for 2002 and the $139.2 million decrease in the average balances of these loans at December 31, 2003 to $160.8 million. The increase in interest earned on the Company's multi-family and commercial real estate loan portfolio resulted primarily from the increase in the average balances of these loans for the year ended December 31, 2003 to $153.2 million as compared to $120.9 million for 2002.

            The decrease in interest and dividends earned on securities resulted mainly from the decrease in the average yield on collateralized mortgage obligations, mortgage-backed securities and investment securities to 2.81%, 3.50% and 4.79%, respectively, for the year ended December 31, 2003 as compared to 5.33%, 5.74% and 5.97% , respectively, for the year ended December 31, 2002.The decrease in those average yields was attributable to the replacement of the Company's higher-yielding amortizing investments, whose significantly higher prepayment levels simultaneously accelerated the recognition of the purchased premium expense associated with those investments, with much lower yielding securities.

            Interest Expense. Interest expense for the year ended December 31, 2003 on total interest-bearing deposits and borrowed funds decreased by $4.5 million when compared to the comparable period in 2002. The decrease was primarily due to the decrease in the average balance of borrowed funds, lower rates paid on interest-bearing deposits, and a higher concentration of non-interest-bearing and low interest-bearing deposits in 2003. Average rates paid on interest-bearing liabilities for the year ended December 31, 2003 declined 83 basis points to 1.55% from 2.38% the prior year. Partially offsetting these decreases was the increase of $49.5 million in the average balance of savings and NOW deposits.

            Net Interest Income. Net interest income for the year ended December 31, 2003 decreased $6.3 million, or 22.73%, to $21.6 million, from $27.9 million for the year ended December 31, 2002 which was due primarily to the $139.1 million decrease in average one-to four-family loans. Net interest margin is net interest income expressed as a percentage of total average earning assets. For the year ended December 31, 2003, the net interest margin was 2.88% as compared to 3.78% for the year ended December 31, 2002 reflecting the significant decline in the yields earned on interest-earning assets. Average interest-earning assets increased $9.7 million from $737.9 million for the year ended December 31, 2002 to $747.6 million for the year ended December 31, 2003, while average interest-bearing liabilities increased $888,000 from $636.1 million to $637.0 million for the same period.

            Provision for Loan Losses. The provision for loan losses for the year ended December 31, 2003 decreased $1.2 million, or 93.3%, to $90,000 compared to the year ended December 31, 2002. The decrease in the provision was a result of the decline in total loans, as well as management's assessment of the loan portfolio and its assessment of the local economy and market conditions and the adequacy of the allowance for loan losses.

            Non-Interest Income. Non-interest income, net, for the years ended December 31, 2003 and 2002 totaled $7.5 million and $7.9 million, respectively. Excluding the $817,000 one-time gain that resulted from the Company's curtailment of its defined benefit pension plan in 2002, non-interest income, net, increased by $447,000 for the year ended December 31, 2003 as compared to the same period in 2002. Service and fee income and net gain on sale of loans increased $513,000 and $101,000, respectively, for the year ended

NEXT PAGE

December 31, 2003, as compared to the year ended December 31, 2002. The increase in service and fee income resulted primarily from deposit growth, fee income generated from the title insurance company and income generated from the sales of mutual funds and tax-deferred annuities. Partially offsetting these increases was a $102,000 decrease in the gain on sale of securities.

            Non-Interest Expense. Non-interest expense for the year ended December 31, 2003 remained relatively unchanged when compared to the same period in 2002, reflecting the Company's continued focus on expense containment. Data processing expense increased $211,000, or 18.0%, which reflects the increase in core deposits serviced and the costs incurred with the upgrade of Towne Center Bank's computer platform. Salaries and employee benefits increased $115,000 for the year ended December 31, 2003. The increase in salaries and employee benefits was primarily related to annual merit increases, staff for the new branch in Goshen which opened in June 2003 and the increased cost of stock-based compensation plans due to the increase in the market price of the Company's stock. Partially offsetting this increase was the reduced pension costs that resulted from the curtailment of the Company's defined benefit pension plan and in a reduction in post retirement health care cost.

            Provision for Income Taxes. The provision for income taxes decreased to $3.7 million for the year ended December 31, 2003 from $6.2 million for the year ended December 31, 2002 due to a decrease in pre-tax income of 35.8%. The Company's effective tax rate decreased to 36.60% at December 31, 2003 from 39.14% at December 31, 2002, respectively.

Comparison of Operating Results for the Years Ended December 31, 2002 and 2001

            General. For the year ended December 31, 2002, the Company recognized net income of $9.7 million, or $2.02 per diluted share, compared to net income of $5.9 million, or $1.24 per diluted share, for the comparable period in 2001. The increase was primarily attributable to the decreases in interest expense and non-interest expense coupled with increased non-interest income. Net interest income and non-interest income increased $3.2 million and $1.9 million, or 12.9% and 32.4%, respectively for the year ended December 31, 2002, while non-interest expense decreased $1.9 million, or 9.3%. Partially offsetting these increases was the 89.3% increase in the provision for income taxes. For the year ended December 31, 2002, ROAA and ROAE were 1.23% and 12.08%, respectively. The ROAA and ROAE for the corresponding period in 2001 were 0.79% and 7.97%, respectively.

            Interest Income. Interest income amounted to $49.7 million for the year ended December 31, 2002, as compared to $52.1 million for the year ended December 31, 2001. This decrease of $2.4 million, or 4.6%, was primarily the result of the $2.6 million decrease in interest earned on the Company's residential mortgage loan portfolio and the $2.3 million decrease in interest and dividends earned on the securities, as compared to the respective amounts earned for the year ended December 31, 2001. Partially offsetting these decreases was the increase of $4.2 million in interest earned on the Company's commercial real estate loan portfolio.

            The decrease in interest income on the Company's one-to four-family mortgage loan portfolio was attributable to the decrease in the average yield to 7.18% for the year ended December 31, 2002 from 7.50% for the comparable period in 2001 and the decrease in the average balances of these loans at December 31, 2002 to $300.0 million for the year ended December 31, 2002, as compared to $321.7 million to the year ended December 31, 2001. The increase in interest earned on the Company's commercial real estate loan portfolio resulted primarily from the increase in the average balances of these loans at December 31, 2002 to $120.9 million for the year ended December 31, 2002, as compared to $62.3 million for the comparable period in 2001. The average yield of the portfolio declined to 7.79% at December 31, 2002 from 8.40% for the year ended December 31, 2001.

NEXT PAGE

            The decrease in interest and dividends earned on securities resulted mainly from the decrease in the average yield on investment securities, collateralized mortgage obligations and mortgage-backed securities to 5.97%, 5.33% and 5.74%, respectively, for the year ended December 31, 2002 as compared to 6.72%, 6.54% and 6.48% , respectively, for the year ended December 31, 2001.

            Interest Expense. Interest expense for the year ended December 31, 2002 on total interest-bearing deposits and borrowed funds decreased by $5.6 million when compared to the comparable period in 2001. This decrease was a result of the decrease in the average cost and average balance of certificate accounts, as well as the decrease in the average cost of money market accounts which decreased to 1.86% at December 31, 2002 from 3.32% for the comparable period in 2001. The decline in the average balance of certificate accounts was attributable to the low interest rate environment that continued into 2002 coupled with a shift in the deposit mix away from relatively higher cost certificates of deposit toward relatively lower cost transaction accounts. The cost of funds was influenced by a decline in rates as well as a change in the mix of deposits. The decline in the average balance and rate paid on borrowed funds also contributed to the decrease in interest expense. Partially offsetting these decreases was the increase of $46.2 million in the average balance of savings and NOW deposits.

            Net Interest Income. Net interest income for the year ended December 31, 2002 increased $3.2 million, or 12.9%, to $27.9 million, from $24.7 million for the year ended December 31, 2001.

            Net interest margin is net interest income expressed as a percentage of total average earning assets. For the year ended December 31, 2002, the net interest margin was 3.78% as compared to 3.48% for the year ended December 31, 2001. This increase was primarily attributable to an increase in average interest-earning assets coupled with a 96 basis point decrease in the average rate paid on interest-bearing liabilities. The decrease in the average rate paid on interest-bearing liabilities was primarily attributable to a 199 basis point decrease in the average rate paid on certificates of deposit, a 146 basis point decrease in the average rate paid on money market accounts and a 43 basis point decrease in the average rate paid on savings and NOW accounts as compared to the year ended December 31, 2001. The lower average rates in 2002 resulted from the lower interest rate environment and a shift in deposit mix from relatively higher cost certificates of deposit toward relatively lower cost transaction accounts. Average interest-earning assets increased $28.6 million from $709.3 million for the year ended December 31, 2001 to $737.9 million for the year ended December 31, 2002, while average interest-bearing liabilities increased $11.8 million from $624.3 million to $636.1 million for the same period.

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

            Non-Interest Income. Non-interest income, net, for the year ended December 31, 2002 and December 31, 2001 totaled $7.9 million and $5.9 million, respectively. Other income, service and fee income and gain on sale of securities transactions increased $986,000, $907,000 and $480,000, respectively, for the year ended December 31, 2002, as compared to the year ended December 31, 2001. The increase in other income was primarily the result of an $817,000 non-recurring gain on the curtailment of the Company's pension plan. The increase in service and fee income resulted primarily from deposit and commercial loan growth, fee income generated from the title insurance company and income generated from the sales of mutual funds and tax-deferred annuities. Partially offsetting these increases was the $337,000 decrease in net gain on sale of loans and the $109,000 decrease in the gain on sale of mortgage servicing rights.

NEXT PAGE

            Non-Interest Expense. Non-interest expense decreased by $1.9 million, or 9.3%, to $18.5 million for the year ended December 31, 2002, as compared to $20.4 million for the year ended December 31, 2001. Salaries and employee benefits and other expenses decreased $1.2 million and $578,000, respectively, for the year ended December 31, 2002. The decrease in salaries and employee benefits resulted primarily from $1.2 million in salary savings associated with the elimination of positions due to the Company's initiative to process its originated residential mortgage loans through an arrangement with an outside vendor, as well as the $870,000 decrease in expense related to the one-time compensation charge associated with the retirement of the Company's former Chairman of the Board and Chief Executive Officer that was incurred during 2001. Professional fees decreased $299,000 for the year ended December 31, 2002, primarily due to expenses incurred during 2001 for the purchase of Hardenburgh and the Carmel, New York branch purchase. Other expenses decreased $578,000 for the year ended December 31, 2002. The decrease was primarily attributable to cost savings achieved with the processing of originated residential mortgage loans through an outside vendor. Partially offsetting these decreases was $197,000 in non-recurring expense related to the curtailment of the Company's pension plan, a $446,000 increase in ESOP compensation and a $170,000 increase in advertising expense.

            Provision for Income Taxes. The provision for income taxes increased from $3.3 million for the year ended December 31, 2001 to $6.2 million for the year ended December 31, 2002 due to a rise in pre-tax income of 72.1%. The Company's effective tax rate increased to 39.14% at December 31, 2002 from 35.58% at December 31, 2001, partially due to an increase in state income taxes.

Off-Balance Sheet Arrangements

            In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in the financial statements, or are recorded in amounts that differ from the notional amounts. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used by the Company for general corporate purposes or for customer needs. Corporate purpose transactions are used to help manage credit, interest rate and liquidity risk or to optimize capital. Customer transactions are used to manage customers' requests for funding.

            The Company's off-balance sheet arrangements, which principally include lending commitments, are described below. At December 31, 2003 and 2002, the Company had no interests in non-consolidated special purpose entities.

            Lending Commitments. Lending commitments include loan commitments, unused lines of credit and standby letters of credit. The instruments are not recorded in the consolidated balance sheet until funds are advanced under the commitments. The Company provides these lending commitments to customers in the normal course of business.

            At December 31, 2003, the Company's total approved loan origination commitments outstanding totaled $20.7 million. Standby letters of credit totaled $804,000. Standby letters of credit are conditional commitments to guarantee performance, typically of a contract or the financial integrity of a customer, to a third party and do not necessarily represent future cash requirements. Unused business and personal lines totaled $48.7 million at December 31, 2003.

            The Company applies essentially the same credit policies and standards as it does in the lending process when making these commitments. See Note 14 and Note 15 to the Consolidated Financial Statements for additional information regarding lending commitments.

NEXT PAGE

Contractual Obligations

        The following table show the contractual obligations of the Company by expected payment period, as of December 31, 2003. Further discussion of these commitments is included in Notes 12 and 14 to the Consolidated Financial Statements.

Contractual Obligation	Total	One Year or Less	After One Through Three Years	After Three Through Five Years	More Than Five Years
	(In thousands)

Long-term debt obligations	$183,495	$31,395	$35,000	$30,000	$87,100
Operating lease obligations	6,635	1,202	1,323	521	3,589

        Long-term debt obligations include fixed term borrowings from the Federal Home Loan Bank. The borrowings have defined terms and under certain circumstances are callable at the option of the lender.

            Operating leases represent obligations entered into by the Company for the use of land, premises and equipment. The leases generally have escalation terms based upon defined indexes.

Liquidity and Capital Resources

            The overall objective of our liquidity management is to ensure the availability of sufficient cash funds to meet all financial commitments and to take advantage of investment opportunities. The Company manages liquidity in order to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature, and to fund new loans and investments as opportunities arise.

            The Company's primary sources of funds are retail deposits, wholesale funding from FHLBNY or other bank borrowings, principal and interest payments on loans and securities and, to a lesser extent, proceeds from the sale of securities. While maturities and scheduled amortization of loans and securities provide an indication of the timing of the receipt of funds, changes in interest rates, economic conditions and competition strongly influence mortgage prepayment rates and deposit flows, reducing the predictability of the timing of sources of funds.

            The Company's cash flows are derived from operating activities, investing activities and financing activities as reported in the Consolidated Statements of Cash Flows in the Company's consolidated financial statements. The primary investing activities of the Company are the origination of multi-family and commercial real estate and commercial business loans, a variety of consumer loans, the purchase of mortgage-backed securities and debt and equity securities and the funding of mortgage loans originated for sale. During the years ended December 31, 2003, 2002 and 2001, the Company's disbursements for loan originations totaled $177.0 million, $143.2 million and $242.6 million, respectively. Purchases of mortgage-backed securities totaled $289.3 million, $68.4 million and $57.6 million for the years ended December 31, 2003, 2002 and 2001, respectively. Other debt and equity securities purchased during the years ended December 31, 2003, 2002 and 2001 were $38.4 million, $71.8 million and $60.8 million, respectively. The Company's investing activities are funded primarily by net deposit inflows, sales of loans and securities and principal repayments on loans and securities.

             At December 31, 2003, loan origination commitments totaled $20.7 million and the unadvanced/unused portion of lines of credit totaled $48.7 million. Management of the Company believes it will have sufficient funds available to meet its current originations and other lending commitments.

NEXT PAGE

            Deposit flows are generally affected by the level of market interest rates, the interest rates and other conditions on deposit products offered by the Company's banking competitors, and other factors. The net increase in total deposits was $20.9 million for the year ended December 31, 2003. Certificates of deposit scheduled to mature in under one year from December 31, 2003 totaled $78.3 million. Based on historical experience and pricing strategy, management believes that a significant portion of such deposits will remain with the Company.

        The Warwick Savings and Towne Center maintain appropriate levels of liquid assets. As a member of the FHLBNY, Warwick Savings has the availability of one line of credit for borrowing in the amount of $36.8 million on an over-night basis. In accordance with the FHLBNY's credit policy, the Company now has total credit facilities available of nearly $73.7 million, inclusive of the aforementioned amounts, before the delivery of qualifying collateral is required. Additionally, the Company has another source of liquidity if the need arises which is to borrow up to $5 million from a commercial bank on an unsecured basis.

            At December 31, 2003, the Company had cash and due from banks of $55.3 million and securities available for sale of $337.7 million. Management believes these amounts, together with the Company's borrowing capabilities, to be more than adequate to meet its short-term cash needs.

            The Company's liquidity is available to, among other things, support future expansion of operations or diversification into other banking related businesses, pay dividends or repurchase its common stock. During the year ended December 31, 2003, the Company used its liquidity to repurchase a total of 444,334 shares of the Company's outstanding common stock at a total cost of $13.2 million. Total dividends declared and paid for the year ended December 31, 2003 aggregated $0.59 per share, or a total of $2.7 million. The declaration and payment of dividends are subject to, among other things, Warwick's financial condition and results of operations, regulatory capital requirements, tax considerations, industry standards, economic conditions, regulatory restrictions, general business practices and other factors.

Regulatory Capital Position

            Warwick Savings, Warwick Commercial and Towne Center are subject to minimum regulatory capital requirements imposed by the FDIC which vary according to an institution's capital level and the composition of its assets. An insured institution is required to maintain Tier I capital of not less than 3.00% of total assets plus an additional amount of at least 100 to 200 basis points ("leverage capital ratio"). An insured institution must also maintain a ratio of total capital to risk-based assets of at least 8.00%. Although the minimum leverage capital ratio is 3.00%, FDICIA stipulates that an institution with less than a 4.00% leverage capital ratio is deemed to be an undercapitalized institution, which results in the imposition of regulatory restrictions. Warwick Savings', Warwick Commercial's and Towne Center's capital ratios qualify them to be deemed well capitalized under FDICIA. In addition, Warwick's capital ratios exceed the minimum regulatory capital requirements imposed by the Federal Reserve Board, which are substantially similar to the requirements of the FDIC. See Note 13 to the Notes to Consolidated Financial Statements for Warwick and Warwick Savings' regulatory capital position as of December 31, 2003 and 2002.

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

NEXT PAGE

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

NEXT PAGE

ITEM 8.     Financial Statements and Supplementary Data

Consolidated Statements of Financial Condition
(Dollars in thousands)

	December 31,
Assets	2003	2002

ASSETS
Cash on hand and due from banks	$ 55,344	$ 59,667
Securities-
Available-for-sale, at fair value	337,705	208,787
Held-to-maturity, at amortized cost (fair value of $3,185 in 2003 and $2,812 in 2002)	3,178	2,810
Total securities	340,883	211,597

Real estate loans, net	255,078	392,471
Consumer loans, net	45,564	52,115
Commercial business loans, net	25,261	24,619
Total loans	325,903	469,205
Allowance for loan losses	(4,925)	(4,932)
Loans, net	320,978	464,273
Accrued interest receivable	3,229	3,381
Federal Home Loan Bank stock	9,175	11,200
Bank premises and equipment, net	9,416	9,266
Other real estate owned, net	505	1,145
Bank owned life insurance	12,801	12,064
Goodwill and other intangible assets	2,402	2,609
Other assets	5,263	6,036
Total assets	$759,996	$781,238

Liabilities and Stockholders' Equity

LIABILITIES:
Deposits	$487,572	$466,676
Mortgage escrow funds	1,878	3,368
Federal Home Loan Bank advances	183,495	216,495
Accrued expenses and other liabilities	13,217	13,591
Total liabilities	686,162	700,130
COMMITMENTS AND CONTINGENCIES (NOTE 14)

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 5,000,000 share authorized; none issued	---	---
Common stock, $.01 par value; 15,000,000 shares authorized; 6,739,465 shares and 6,632,814 shares issued in 2003 and 2002, respectively; 4,495,724 and 4,833,407 shares outstanding in 2003 and 2002, respectively	67	66
Additional paid-in capital	67,329	64,518
Retained earnings - subject to restrictions	51,580	47,856
Accumulated other comprehensive (loss) income, net	(1,365)	585
Less - Unallocated common stock held by ESOP	(3,221)	(4,069)
Less - Unearned common stock held by RRP	(1,023)	(1,489)
Less - Treasury stock (2,243,741 and 1,799,407 shares in 2003 and 2002, respectively)	(39,533)	(26,359)
Total stockholders' equity	73,834	81,108
Total liabilities and stockholders' equity	$759,996	$781,238

The accompanying notes are an integral part of these consolidated statements.

NEXT PAGE

Consolidated Statements of Income
(Dollars in thousands, except per share data)

	For the Years Ended December 31,
	2003	2002	2001
INTEREST INCOME:
Interest on real estate loans	$22,530	$30,958	$29,372
Interest on consumer loans	3,046	4,588	5,571
Interest on commercial business loans	1,403	1,975	2,698
Interest on securities	11,536	11,978	14,322
Interest on federal funds sold	---	20	116
Interest on short-term money market instruments	357	187	41
Total interest income	38,872	49,706	52,120

INTEREST EXPENSE:
Time deposits	2,601	3,527	6,168
Money market deposits	839	1,408	2,357
Savings and NOW deposits	3,206	4,253	3,891
Mortgagors' escrow funds	52	79	97
Borrowed funds	10,633	12,558	14,902
Total interest expense	17,331	21,825	27,415
Net interest income	21,541	27,881	24,705

PROVISION FOR LOAN LOSSES	90	1,338	979
Net interest income after provision for loan losses	21,451	26,543	23,726

NON-INTEREST INCOME:
Service and fee income	5,946	5,433	4,526
Gain (loss) on securities transactions	405	507	27
Net gain on sale of loans	451	350	687
Gain on sale of mortgage servicing rights	---	---	109
Gain on curtailment of pension plan	---	817	---
Other income	695	760	591
Total non-interest income, net	7,497	7,867	5,940

NON-INTEREST EXPENSE:
Salaries and employee benefits	10,538	10,423	11,642
FDIC insurance	84	80	72
Occupancy	2,094	2,136	2,191
Data processing	1,382	1,171	1,102
Advertising	275	304	134
Professional fees	1,110	1,095	1,394
Other	3,276	3,334	3,912
Total non-interest expense	18,759	18,543	20,447
Income before provision for income taxes	10,189	15,867	9,219

PROVISION FOR INCOME TAXES	3,729	6,211	3,281
Net income	$ 6,460	$ 9,656	$ 5,938

WEIGHTED AVERAGE:
Common shares	4,302	4,586	4,689
Dilutive stock instruments	190	191	98
Diluted common shares	4,492	4,777	4,787
Earnings Per Share:
Basic	$ 1.50	$ 2.11	$ 1.27
Diluted	$ 1.44	$ 2.02	$ 1.24

The accompanying notes are an integral part of these consolidated statements.

NEXT PAGE

Consolidated Statements of Changes in Stockholders' Equity
(Dollars in thousands, except per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss) Net	Unallocated ESOP Common Stock	Unearned RRP Common Stock	Treasury Stock	Compre- hensive Income

BALANCE, December 31, 2000	$66	$63,039	$35,774	$ (2,508)	$(5,720)	$(2,371)	$(15,699)
Net income	---	---	5,938		---	---	---	$ 5,938
Unrealized appreciation on securities available-for-sale, net tax of $1,124	---	---	---	1,686	---	---	---	1,686
Comprehensive income		---	---	---	---	---	---	$ 7,624
Allocation of ESOP stock	---	247	---	---	820	---	---
Cash dividends paid ($0.38 per share)	---	---	(1,973)	---	---	---	---
Earned portion of RRP	---	28	---	---	---	370	---
Exercise of stock options	---	367	---	---	---	---	---
Purchase of treasury stock	---	---	---	---	---	---	(6,061)
BALANCE, December 31, 2001	66	63,681	39,739	(822)	(4,900)	(2,001)	(21,760)
Net income	---	---	9,656	---	---	---	---	$ 9,656
Unrealized appreciation on securities available-for-sale, net tax of $1,512	---	---	---	2,262	---	---	---	2,262
Minimum pension liability adjustment, net tax of $570	---	---	---	(855)	---	---		(855)
Comprehensive income		---	---	---	---	---	---	$ 11,063
Allocation of ESOP stock	---	627	---	---	831	---	---
Cash dividends paid ($0.31 per share)	---	---	(1,539)	---	---	---	---
Earned portion of RRP	---	145	---	---	---	512	---
Exercise of stock options	---	65	---	---	---	---	---
Purchase of treasury stock	---	---	---	---	---	---	(4,599)
BALANCE, December 31, 2002	66	64,518	47,856	585	(4,069)	(1,489)	(26,359)
Net income	---	---	6,460	---	---	---	---	$6,460
Unrealized depreciation on securities available-for-sale, net tax of $1,008	---	---	---	(1,924)	---	---	---	(1,924)
Minimum pension liability adjustment, net tax of $17	---	---	---	(26)	---	---	---	(26)
Comprehensive income								$ 4,510
Allocation of ESOP stock	---	867	---	---	848	---	---
Cash dividends paid ($0.59 per share)	---	---	(2,736)	---	---	---	---
Earned portion of RRP	---	148	---	---	---	466	---
Exercise of stock options	1	1,796	---	---	---	---	---
Purchase of treasury stock	---	---	---	---	---	---	(13,174)
BALANCE, December 31, 2003	$67	$67,329	$51,580	$ (1,365)	$(3,221)	$(1,023)	$(39,533)

The accompanying notes are an integral part of these consolidated statements.

NEXT PAGE

Consolidated Statements of Cash Flows
(Dollars in thousands)
	For the Year Ended December 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 6,460	$ 9,656	$ 5,938
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation	848	917	954
Amortization of core deposit intangibles	207	207	227
Net amortization (accretion) on investment securities, net	4,846	(650)	(1,852)
Net decrease (increase) in accrued interest receivable	152	299	(322)
Net decrease (increase) BOLI, other real estate and other assets	676	(2,207)	(8,151)
Provision for loan losses	90	1,338	979
Net gain on sale of mortgage servicing rights	---	---	(109)
Net gain on curtailment of the defined benefit pension plan	---	(817)	---
Mortgage loans originated for sale	(72,250)	(47,628)	(17,033)
Proceeds from mortgage loan sales	77,375	48,071	41,654
Net gain on sales of loans	(451)	(350)	(687)
Net gain on sale of credit card portfolio	---	(69)	---
Net gain on sale of securities	(405)	(507)	(27)
(Decrease) increase in accrued interest payable	(332)	(625)	696
(Decrease) increase in accrued expenses and other liabilities	(43)	724	3,806
Net cash provided by operating activities	17,173	8,359	26,073

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and calls of securities	5,236	42,137	28,326
Purchases of securities	(327,737)	(140,158)	(118,449)
Proceeds from sales of securities available-for-sale	4,920	33,317	7,533
Principal repayments from mortgage-backed securities	180,251	67,101	27,204
Redemption (purchases) of Federal Home Loan Bank stock	2,025	5,735	(3,683)
Purchase of commercial loan portfolios	(3,097)	(61,617)	---
Net decrease (increase) in loans	144,297	116,619	(109,717)
Purchases of banking premises and equipment, net	(998)	(194)	(3,259)
Net cash provided by (used in) investing activities	4,897	62,940	(172,045)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	20,896	44,430	74,115
Net (decrease) increase in mortgage escrow funds	(1,490)	(308)	1,224
Net (decrease) increase in borrowed funds	(33,000)	(76,790)	87,640
Cash dividends paid on common stock	(2,736)	(1,539)	(1,973)
Purchase of treasury stock	(13,174)	(4,599)	(6,061)
Stock options exercised	1,797	65	367
ESOP allocation	848	831	820
Earned portion of RRP	466	512	370
Net cash (used in) provided by financing activities	(26,393)	(37,398)	156,502
(Decrease) increase in cash and cash equivalents	(4,323)	33,901	10,530
Cash and cash equivalents, beginning of year	59,667	25,766	15,236
Cash and cash equivalents, end of year	$ 55,344	$ 59,667	$ 25,766
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for-
Interest on deposits and borrowed funds	$ 17,663	$ 22,450	$ 26,719
Income taxes	3,227	7,222	3,475

The accompanying notes are an integral part of these consolidated statements.

NEXT PAGE

Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

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

            Securities. The Company classifies its securities as trading securities, available-for-sale securities, or held-to-maturity securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Trading securities are debt and equity securities that are bought principally for the purpose of selling them in the near term, and are carried at fair value with unrealized gains and losses included in earnings. Securities classified as held-to-maturity consist of debt securities which the Company has the positive intent and ability to hold to maturity and are carried at amortized cost. Securities considered neither trading nor held-to-maturity are classified as available-for-sale securities and are carried at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity (net of related deferred taxes). Realized gains or losses are recognized when securities are sold or called using the specific identification method. The estimated fair market value of all investment securities is determined by use of quoted market price. At December 31, 2003 and 2002, the Company did not have any securities classified as trading.

            Federal Home Loan Bank ("FHLB")stock is considered restricted stock under SFAS No. 115 and, accordingly, is carried at cost.

            Loans. Loans (other than loans held for sale) are stated at the principal amount outstanding, net of deferred fees and costs. Loans are generally placed on non-accrual status when management has determined that the borrower will be unable to meet contractual principal or interest obligations or when interest or principal payments are 90 days past due. When a loan is classified as non-accrual, the recognition of interest

NEXT PAGE

income ceases. Interest previously accrued and remaining unpaid is reversed against income. Cash payments received are applied to principal and interest income is not recognized unless management determines that the financial condition and payment record of the borrower warrants the recognition of income.

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

            SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," defines an impaired loan as a loan for which it is probable, based on current information, that the lender will not collect all amounts due under the contractual terms of the loan agreement. The Company applies the impairment criteria to all loans, except for large groups of smaller balance homogenous loans that are collectively evaluated for impairment, such as residential mortgage and consumer installment loans. Impaired loans are based on one of three measures - the present value of expected future cash flow discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. If the measure of an impaired loan is less than its recorded investment, an impairment loss is recognized as a charge to the allowance for loan losses.

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

            Federal Home Loan Bank Stock. As a member of the FHLB of New York, the Bank is required to hold a certain amount of FHLB stock. This stock is a nonmarketable equity security and, accordingly, is reported at cost.

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

NEXT PAGE

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

            Supplemental Executive Retirement Plan("SERP"). Effective January 1, 2003, the Company adopted the Warwick Community Bancorp, Inc. SERP to provide for supplemental retirement benefits for the Chief Executive Officer ("CEO"). The SERP is designed to provide monthly benefits over a 10-year period to the CEO upon his retirement. The benefit payable to the CEO upon retirement is a function of years of service earned after December 31, 2002 and the maximum annual benefit is $200. Generally, reduced early retirement benefit payments under the SERP can commence upon the later of the date of termination of the CEO's employment or age 60; otherwise, benefit payments generally will commence at age 62. The CEO is fully vested under the SERP, however, if he is terminated for cause he is not entitled to any benefits under the SERP.

            Treasury Stock. Repurchases of common stock are recorded as treasury stock at cost.

            Bank Owned Life Insurance ("BOLI"). Warwick Savings invested in BOLI policies to fund employee benefit costs. Warwick Savings' investment totaled approximately $10 million and Warwick Savings is the beneficiary of these policies. The cash surrender value of the BOLI policies is recorded on the Company's balance sheet as other assets and the change in the cash surrender value is recorded as other income.

NEXT PAGE

            Employee Stock Ownership Plan("ESOP"). Compensation expense is recognized for shares committed to be released to directly compensate employees equal to the fair value of the shares committed. In addition, leveraged ESOP debt and related interest expense are reflected in the Company's financial statements. Fluctuations in compensation expense will occur as a result of changes in the fair value of the Company's common stock; however, any such compensation expense fluctuations will result in an offsetting adjustment to paid-in capital.

            Stock Options. At December 31, 2003, the Company had a stock-based employee compensation plan, which is described more fully in Note 11. The Company accounts for this plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123") to stock-based employee compensation.

	Years Ended December 31,
	2003	2002	2001

Net income, as reported	$6,460	$9,656	$5,938
Add: Stock-based compensation expense included in reported net income, net of related tax effects	219	292	238
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effect	(705)	(916)	(606)

Pro forma net income	$ 5,974	$ 9,032	$5,570

Earnings per share:
Basic-as reported	$1.50	$2.11	$1.27
Basic-pro forma	$1.38	$1.97	$1.19

Diluted- as reported	$1.44	$2.02	$1.24
Diluted-pro forma	$1.32	$1.89	$1.16

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

NEXT PAGE

            Calculation of Basic and Diluted Earnings Per share

	Year Ended December 31,
	2003	2002	2001

Net income	$ 6,460	$ 9,655	$ 5,938

Basic weighted-average common shares outstanding	4,302	4,586	4,689
Plus: Dilutive stock options	190	191	98
Diluted weighted-average common shares outstanding	4,492	4,777	4,787

Net income per common share:
Basic	$ 1.50	$ 2.11	$ 1.27
Diluted	$ 1.44	$ 2.02	$ 1.24

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

            New Accounting Pronouncements. In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 addresses disclosures to be made by a guarantor in its financial statements about its obligations under guarantees. The interpretation also requires the recognition, at estimated fair value, of a liability by the guarantor at the inception of certain guarantees issued or modified after December 31, 2002. This recognition requirement did not have a material impact on the Company's consolidated financial statements.

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

            Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," ("SFAS No. 149") was issued on April 30, 2003. The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. This Statement is in effect for contracts entered into or modified after June 30, 2003. The adoption of this Statement did not have a significant effect on the Company's consolidated financial statements.

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

NEXT PAGE

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

            Segment Information. Public companies are required to report certain financial information about significant revenue-producing segments of the business for which such information is available and utilized by the chief operating decision maker. As a community-oriented financial institution, substantially all of the Company's operations involve the delivery of loan and deposit products to customers. Management makes operating decisions and assesses performance based on an ongoing review of these community banking operations, which constitute the Company's only operating segment for financial reporting purposes.

            Reclassifications. Certain reclassifications have been made to the prior year's financial statements to conform to the current year's presentation.

(2)     Shareholder Rights Plan

            On October 17, 2000, the Board of Directors of the Company declared a dividend payable November 1, 2000, of one preferred share purchase right (a "Right") for each outstanding share of Company common stock held of record at the close of business on November 1, 2000 (the "Record Date"), or issued thereafter and prior to the "distribution date" as defined in the Rights Agreement. The Rights were issued pursuant to a Rights Agreement, dated as of October 17, 2000 and as amended as of September 17, 2002 (the "Rights Agreement"), between the Company and Registrar and Transfer Company, as Rights Agent. Each Right entitles its registered holder to purchase from the Company, after the distribution date, a one one-hundredth (1/100th) interest in a share of Series A Junior Participating Preferred Stock, par value $0.01 per share of the Company, at a price of $71.00, subject to adjustment.

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

NEXT PAGE

(3)     Securities

            A summary of securities at December 31, 2003 and 2002 follows:

	December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Securities available-for-sale:
Debt securities-
U.S. Government and agency obligations	$32,393	$ 186	$ ---	$ 32,579
Industrial and financial	30,337	1,777	(392)	31,722
Collateralized mortgage obligations	124,388	107	(3,058)	121,437
Mortgage-backed securities	140,281	1,242	(389)	141,134
Total debt securities	327,399	3,312	(3,839)	326,872
Common stock	4	1	---	5
Preferred stock	11,102	382	(656)	10,828
Total securities available-for-sale	338,505	3,695	(4,495)	337,705
Securities held-to-maturity:
Obligations of state and political subdivisions	3,178	7	-	3,185
Total securities held-to-maturity	3,178	7	---	3,185
Total securities	$341,683	$3,702	$(4,495)	$340,890

	December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Securities available-for-sale:
Debt securities-
U.S. Government and agency obligations	$ 7,355	$ 208	$ ---	$ 7,563
Industrial and financial	30,070	775	(650)	30,195
Collateralized mortgage obligations	43,225	61	(557)	42,729
Mortgage-backed securities	116,770	2,613	(92)	119,291
Total debt securities	197,420	3,657	(1,299)	199,778
Common stock	103	338	---	441
Preferred stock	6,102	100	(91)	6,111
Mutual fund shares	2,762	---	(307)	2,455
Total securities available-for-sale	206,387	4,095	(1,697)	208,785
Securities held-to-maturity:
U.S. Government and agency obligations	2,810	2	---	2,812
Total securities held-to-maturity	2,810	2	---	2,812
Total securities	$209,197	$ 4,097	$ (1,697)	$211,597

NEXT PAGE

          A summary of temporarily impaired securities at December 31, 2003 is shown below. The Company believes that the unrealized losses are temporary and the Company has the ability and intent to hold such securities to recover principal amounts outstanding.

	Less than 12 Months		12 Months or longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Industrial and financial	$ 8,622	$ (72)	$ 3,680	$ (320)	$ 12,302	$ (392)
Collateralized mortgage obligations	100,679	(3,050)	702	(8)	101,381	(3,058)
Mortgage-backed securities	60,421	(386)	1,144	(3)	61,565	(389)
Total debt securities	169,722	(3,508)	5,526	(331)	175,248	(3,839)
Preferred stock	4,445	(656)	---	---	4,445	(656)
Total temporarily impaired securities	$ 174,167	$ (4,164)	$ 5,526	$(331)	$179,693	$(4,495)

            A summary of the carrying value of debt securities at December 31, 2003 by contractual maturity is shown below. Actual maturities may differ from contractual maturities because certain security issuers may have the right to call or prepay their obligations.
	One Year or Less	After One Through Five Years	After Five Through Ten Years	After Ten Years	Total

Securities available-for-sale-
U.S. Government and agency obligations	$ 2,304	$ 23,553	$ 4,067	$ 2,655	$ 32,579
Industrial and financial	---	---	9,587	22,135	31,722
Collateralized mortgage obligations	---	---	431	121,006	121,437
Mortgage-backed securities	---	210	9,173	131,751	141,134
Total securities available-for-sale	$ 2,304	$ 23,763	$ 23,258	$ 277,547	$ 326,872

Securities held-to-maturity-
Obligations of state and political subdivisions	$ 1,751	$ 1,103	$ 253	$ 71	$ 3,178
Total securities held-to-maturity	$ 1,751	$ 1,103	$ 253	$ 71	$ 3,178
Total debt securities	$ 4,055	$ 24,866	$ 23,511	$ 277,618	$ 330,050

            Proceeds from sales of securities (available-for-sale) are summarized as follows:

Years Ended December 31,
	2003	2002	2001

Proceeds from sales	$ 4,920	$ 33,317	$ 7,533
Gross gains on sales	$ 405	$ 533	$ 69
Gross losses on sales	$ --	$ 26	$ 42

(4)     Real Estate Loans, Net

            A summary of real estate loans, net at December 31, 2003 and 2002 follows:

	December 31,
	2003	2002

One-to four-family residential loans	$96,286	$232,045
One-to four-family construction loans	---	3,441
One-to four-family residential loans held for sale	445	4,794
Multi family loans	45,726	42,305
Commercial real estate loans	108,454	101,819
Construction and development loans	4,118	8,061
	255,029	392,465
Net deferred loan fees and costs	49	6
	$255,078	$392,471

NEXT PAGE

          Real estate loans on non-accrual status at December 31, 2003 and 2002 were approximately $1,460 and $1,701, respectively. Included in non-accrual were $1,460 and $1,279 of one-to four-family residential loans at December 31, 2003 and 2002, respectively. At December 31, 2002, there were $422 of commercial real estate loans included in non-accrual. Interest income that would have been recorded if the loans had been performing in accordance with their original terms aggregated approximately $114, $57 and $56 during the years ended December 31, 2003, 2002 and 2001, respectively. At December 31, 2003 and 2002, there were $84 and $536, respectively, of loans identified by the Company as impaired, as defined under SFAS No. 114, with no specific reserve for losses.

(5)     Consumer Loans, Net

            A summary of consumer loans at December 31, 2003 and 2002 follows:

	December 31,
	2003	2002

Home equity	$26,588	$24,695
Automobile	17,562	25,616
Other consumer loans	735	1,183
	44,885	51,494
Net premiums and deferred loan fees and costs	679	621
	$45,564	$52,115

            At December 31, 2003 there were approximately $11 of consumer loans in non-accrual status. At December 31, 2002 there were no consumer loans in non-accrual status. At December 31, 2001 there were approximately $330 of consumer loans in non-accrual status. Interest income for the years ended December 31, 2003, 2002 and 2001 that would have been recorded if the loans had been performing in accordance with their original terms was $1, $0 and $13, respectively.

(6)     Commercial Business Loans, Net

            A summary of commercial business loans at December 31, 2003 and 2002 follows:

	December 31,
	2003	2002

Term loans	$ 9,258	$ 8,742
Lines of credit	13,717	8,823
Other commercial loans	2,278	7,002
	25,253	24,567
(Discounts) and deferred loan fees, net	8	52
	$ 25,261	$ 24,619
            At December 31, 2003 there were no commercial business loans on non-accrual. Commercial business loans on non-accrual status at December 31, 2002 were approximately $84. Interest income that would have been recorded if the loans had been performing in accordance with their original terms was $0, $5 and $0 during the years ended December 31, 2003, 2002 and 2001, respectively. At December 31, 2003 and 2002, there were $83 and $370, respectively, of loans identified by the Company as impaired, as defined under SFAS No. 114, with no specific reserve for losses.

            Certain directors and executive officers of the Company were customers of and had other transactions with the Company in the ordinary course of business. Loans to these parties were made under normal credit terms, including interest rate and collateralization. Such loans approximated $2,993 and $3,159 at December 31, 2003 and 2002, respectively. During 2003 there were $1,010 in new loans and $1,176 in repayments on these loans.

NEXT PAGE

(7)     Allowance For Loan Losses

            The activity in the allowance for loan losses is as follows:

	Years Ended December 31
	2003	2002	2001

Balance at beginning of period	$4,932	$3,650	$2,722
Provision for loan losses	90	1,338	979
Charge-offs	(142)	(93)	(104)
Recoveries	45	37	53
Balance at end of period	$4,925	$4,932	$3,650

            At December 31, 2003, the Company had $16.2 million in automobile leases originated through a third party. Substantially all of the leases are scheduled to expire in 2004. The third party originating the leases is responsible for any shortfall between the loan amount and the proceeds from any insurance and the sale of the automobiles. The Company learned in late February, 2004 that the third party originator is experiencing cash flow difficulties and learned in March 2004 that it will not have the ability to fulfill its guarantee obligation. The Company is assessing the impact of the third party originator's inability to fulfill its obligations to the Company on the Company's allowance for losses on this portfolio. Depending on the outcome of this assessment, additional provisions for losses could be required; however, this amount presently is not determinable. The Company has not originated any new automobile leases through this third party since August 30, 2001.

(8)     Bank Premises And Equipment

            A summary of bank premises and equipment at December 31, 2003 and 2002 follows:

	December 31
	2003	2002

Land	$ 2,444	$ 2,444
Buildings and improvements	8,098	7,606
Equipment	4,228	4,066
Furniture and fixtures	1,342	1,257
	16,112	15,373
Less-Accumulated depreciation	(6,696)	(6,107)
	$ 9,416	$ 9,266

NEXT PAGE

(9)     Deposits

            Deposit account balances and stated interest rates at December 31, 2003 and 2002 are summarized as follows:

	December 31, 2003		December 31, 2002
	Stated Rates	Account Balances	Stated Rates	Account Balances

Demand checking	---%	$ 70,983	---%	$ 55,604
Negotiable order of withdrawal (NOW)	0.50 - 0.75	52,624	1.00 - 2.00	46,708
Savings	0.75 - 1.50	195,682	0.00 - 2.38	177,031
Money market	0.00 - 0.94	70,120	0.00 - 2.00	70,081
Time certificates	1.00 - 3.00	96,663	1.25 - 3.75	111,751
Brokered certificates of deposit	2.50	1,500	2.50 - 3.50	5,501
Total deposits		$487,572		$466,676

            Time certificate balances at December 31, 2003 and 2002 are summarized by remaining period to contractual maturity as follows:

	For the years ended December 31,
	2003	2002

Under one year	$ 78,328	$96,698
One year to under three years	14,668	15,886
Three years and over	5,167	4,668
	$ 98,163	$117,252

            The aggregate amount of time certificates in denominations of $100,000 or more was approximately $16.1 million and $25.1 million, at December 31, 2003 and 2002, respectively.

(10)     Income Taxes

            Provision for income taxes is comprised of the following:

	Years Ended December 31
	2003	2002	2001

Current
Federal	$3,648	$5,534	$2,866
State	733	1,171	464
	4,381	6,705	3,330
Deferred
Federal	(508)	(387)	(75)
State	(144)	(107)	26
	(652)	(494)	(49)
	$3,729	$6,211	$3,281

NEXT PAGE

            The tax effects of temporary differences that give rise to the Company's deferred tax assets and deferred tax liabilities, for federal and state tax purposes at December 31, 2003 and 2002, are as follows:
	December 31
	2003	2002

Deferred tax assets
Depreciation	$ 76	$ 69
Prepaid pension expense	---	14
Allowance for loan losses	1,960	1,962
State net operating loss	149	149
Accrued postretirement benefits	1,015	1,010
Unrealized loss on pension benefit obligation	567	570
Net unrealized loss on securities available-for-sale	195	---
Goodwill	409	294
Other deductible temporary differences	632	324
Total gross deferred tax assets	5,003	4,392
Deferred tax liabilities
Bad debt reserves for income tax purposes in excess of the base-year reserves	319	24
Loans fees and costs	256	216
Prepaid pension expense	119	---
Net unrealized loss on securities available-for-sale	---	813
Other taxable temporary differences	---	271
Total gross deferred tax liabilities	694	1,324
Deferred tax asset valuation reserve	(148)	(148)
Net deferred tax asset (included in other assets) after valuation reserve	$ 4,161	$2,920

            The provision for income taxes differs from that computed at the federal statutory rate as follows:

	Years Ended December 31
	2003	2002	2001

Tax at federal statutory rate	$3,464	$5,395	$3,135
Tax exempt income	(277)	(286)	(257)
State taxes, net of federal income tax benefit	389	703	323
ESOP fair market adjustment	246	181	---
Other	(93)	218	80
Total income tax expense	$3,729	$6,211	$3,281
Effective rate	36.60%	39.14%	35.58%

            Warwick Savings, as a thrift institution, is subject to special provisions in the federal and New York State tax laws regarding its allowable tax bad debt deductions and related tax bad debt reserves. These deductions historically have been determined using methods based on loss experience or a percentage of taxable income. Tax bad debt reserves are maintained for qualifying real property loans and for non-qualifying loans in amounts equal to the excess of allowable deductions over actual bad debt losses and other reserve reductions. A supplemental reserve is also maintained. The qualifying and non-qualifying loan reserves consist of a defined base-year amount, plus additional amounts ("excess reserves") accumulated after the base year. SFAS No. 109, "Accounting for Income Taxes," requires recognition of deferred tax liabilities with respect to such excess reserves, as well as any portion of the base-year amount or the supplemental reserve which is expected to become taxable (or "recaptured") in the foreseeable future.

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

NEXT PAGE

taxable years preceding January 1, 1996. Warwick Savings previously established, and will continue to maintain, a deferred tax liability with respect to such excess federal reserves.

            In accordance with SFAS No. 109, deferred tax liabilities have not been recognized with respect to the base-year and supplemental reserves, since Warwick Savings does not expect that these amounts will become taxable in the foreseeable future. Under the tax laws as amended, events that would result in taxation of these reserves include: (i) reductions in the reserves for purposes other than tax bad debt losses, (ii) failure of Warwick Savings to maintain a specified qualifying-assets ratio or meet other thrift definition tests for New York State tax purposes and (iii) certain stock redemptions, partial or complete liquidation or distribution in excess of post-1951 earnings and profits. The reserve balance of $4,713 at December 31, 1987 has not been subject to deferred taxes.

(11)     Benefit Plans

            Pension Plan.  All eligible employees of the Company, as of the curtailment date of April 30, 2002, are included in a noncontributory defined benefit pension plan ("Pension Plan") administered by Actuarial Pension Analysts, Inc. Under the terms of the Pension Plan, participants vest 100% upon completion of five years of service as defined in the plan document. Warwick Savings' policy is to fund the consulting actuary's recommended contribution. Assets of the Pension Plan are invested in various debt and equity securities. The Plan was amended effective April 30, 2002 to cease the accrual of benefits. The curtailment of the Pension Plan resulted in the recognition of a gain of approximately $817 in 2002.

            The following table sets forth the Pension Plan's change in benefit obligation:

	December 31
	2003	2002

Benefit obligation at beginning of period	$6,325	$7,695
Actuarial gain	(99)	(197)
Service cost	---	327
Interest cost	394	464
Increase due to change in assumptions	465	414
Adjustment due to curtailment	---	(2,081)
Benefits paid	(302)	(297)
Benefit obligation at end of period	$6,783	$6,325

            The following table sets forth the Pension Plan's change in plan assets:
	December 31
	2003	2002

Fair value of plan assets at beginning of period	$ 4,876	$ 5,569
Actual return on plan assets	642	(379)
Benefits paid	(307)	(314)
Actual contributions	384	---
Fair value of plan assets at end of period	$ 5,595	$ 4,876

Funded status	$(1,189)	$(1,449)
Additional liability	(1,455)	(1,412)
Unrecognized actuarial loss	1,455	1,412
Accrued cost	$ (1,189)	$ (1,449)

Major assumptions utilized as follows:
Discount rate	6.00%	6.50%
Rate of increase in compensation levels	N/A	N/A
Expected long-term rate of return on plan assets	7.50	8.00

NEXT PAGE

	For the Years Ended December 31,
	2003	2002	2001

Net pension cost includes the following components:
Service costs - benefits earned during the period	$ ---	$ 327	$ 510
Interest cost on projected benefit obligation	394	471	476
Actual return on assets	(642)	379	(663)
Amortization of unrecognized (gain) loss	53	28	(60)
Asset loss	274	(825)	---
Pension cost due to curtailment	---	(817)	---
Amortization of prior service cost	---	(4)	(7)
Net pension cost	$ 79	$(441)	$ 256

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

            At December 31, 2003 and 2002, the actuarial and accrued liabilities for postretirement health care and life insurance benefits were as follows:

	December 31
	2003	2002

Accumulated Postretirement Benefit Obligation (APBO):
APBO at beginning of period	$2,900	$3,312
Service cost	82	247
Interest cost	125	195
Actuarial (gain)loss	487	(750)
Amendments	(1,390)	---
Benefits paid	(74)	(104)
APBO at end of period	$2,130	$2,900

Funded status:
Funded status	$ 2,130	$ 2,900
Unrecognized net actuarial Loss (gain)	803	(394)
Unrecognized prior service cost	(1,217)	---
Accrued postretirement benefit cost	$ 2,544	$ 2,506
Effect of 1% increase in health care cost trend rate - accumulated postretirement benefit obligation	$ 228	$ 514
Effect of 1% decrease in health care cost trend rate - accumulated postretirement benefit obligation	$ 190	$ 384

            Net periodic postretirement benefit cost is included in the following components:

	Years Ended December 31,
	2003	2002	2001

Service cost - benefits attributed to service during period	$82	$247	$117
Interest cost on APBO	125	195	123
Amortization of prior service cost	(174)	---	---
Amortization of (gains) losses	78	18	(12)
Net periodic postretirement benefit cost	$111	$460	$228

            The accumulated postretirement benefit obligation was determined using the projected unit cost method, as required by SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pension," and a discount rate of 6.50% in 2003 and 6.82% in 2002. The assumed rate of increase in future

NEXT PAGE

health care costs was 6.00% in 2003 and 8.00% in 2002, gradually decreasing to 5.0% in the year 2006 and remaining at that level thereafter.

            401(k) Plan. The Company has a 401(k) plan covering full-time employees who satisfy the eligibility requirements and elect to participate in the 401(k) plan. The 401(k) plan provides for employer matching contributions subject to a specified maximum. Amounts charged to operations related to the 401(k) plan for the years ended December 31, 2003, 2002 and 2001 were $140, $121 and $143, respectively.

            Supplemental Executive Retirement Plan. The Company adopted the SERP to provide for supplemental retirement benefits for the CEO. For the year ended December 31, 2003, $89 was charged to operations for this plan.

            Benefit Restoration Plan. Warwick Savings adopted the Benefit Restoration Plan of The Warwick Savings Bank ("BRP") to provide certain designated employees with the benefits that would be due to such employees under the Pension Plan, the 401(k) plan and the ESOP if such benefits were not limited under the Internal Revenue Code. Expense related to the BRP included in the consolidated statements of income was $92, $79 and $165 for the years ended December 31, 2003, 2002 and 2001, respectively.

            Employee Stock Ownership Plan. The Company has established an ESOP for eligible employees. Generally, full-time employees of the Company who have been credited with at least 1,000 hours during a twelve-month period are eligible to participate.

            The ESOP borrowed approximately $8,510 at an interest rate of 8.00% from the Company and used the funds to purchase 528,523 shares of the Company's common stock in connection with Warwick Savings' conversion to stock form. Generally, the loan is repaid principally from Warwick Savings' discretionary contributions to the ESOP over a 10-year period. At December 31, 2003 and 2002, the loan had an outstanding balance of $3,067 and $3,918, respectively. Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is paid. Contributions to the ESOP and shares released from the loan collateral in an amount proportional to the repayment of the ESOP loan are allocated among participants on the basis of compensation, as described in the plan, in the year of allocation. Benefits generally become 100% vested over seven years of continuous service and are immediately vested on death, retirement or disability. In addition, in the event of a change in control, as defined in the plan, any unvested portion of benefits shall vest immediately. Forfeitures are used to reduce employer contributions. Benefits are payable upon death, retirement, disability, or separation from service based on vesting status and share allocations made.

            As of December 31, 2003 and 2002, 52,824 and 52,797 shares, respectively, were allocated to participants and none were committed to be released. As shares are released from collateral, the shares become outstanding for earnings per share computations. As of December 31, 2003, the fair market value of the 190,380 unallocated shares in the ESOP was $6,549.

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

            The Company recorded ESOP and RRP combined expense for employees of $1,893, $1,679 and $1,141, respectively, for the years ended December 31, 2003, 2002 and 2001, which was included in salary

NEXT PAGE

and employee benefits in the consolidated statements of income. The Company recorded an RRP expense for directors of $162, $182 and $129, respectively, for the years ended December 31, 2003, 2002 and 2001, which was included in other non-interest expense in the consolidated statements of income.

            Stock Option Plan. The Company maintains the Stock Option Plan under which stock options (which generally expire ten years from the date of grant) have been granted to eligible employees, directors and officers of the Company and Warwick Savings. Each option entitles the holder to purchase one share of the Company's common stock at an exercise price equal to the fair market value of the stock at the date of grant. Options become exercisable at a rate of 20% per year, commencing one year from the date of grant. However, all options become 100% exercisable upon termination of service due to death, disability or retirement or upon a change of control of the Company.

            The following table presents options granted, exercised or expired:

	December 31,
	2003		2002		2001
	Options	Exercise Price Per Share	Options	Exercise Price Per Share	Options	Exercise Price Per Share

Balance, beginning of year	538,883	$10.13-$24.42	533,816	$10.13-$20.81	623,216	$10.13-$17.00
Options granted	27,644	28.95 - 30.26	10,000	24.42	50,000	20.81
Options exercised	106,651	10.13- 17.00	4,666	10.13- 17.00	21,600	17.00
Options expired or terminated	334	10.13	267	10.13	117,800	17.00
Balance, at end of year	459,542	$10.13-$30.26	538,883	$10.13-$24.42	533,816	$10.13-$20.81

            368,833 options are currently exercisable. The fair value of each option was estimated on the date granted using the Black-Scholes option pricing model. The fair value of the options granted in 2003, 2002 and 2001 was estimated to be $5.86, $7.25 and $5.59, respectively. The following weighted-average assumptions were used for grants in 2003, 2002 and 2001: risk free interest rate of 1.96%, 4.49% and 4.52%; expected dividend yield of 1.2%; expected life of five years; and expected volatility of 25.87%, 28.75% and 26.79%.

(12)     Borrowed Funds And Repurchase Agreements

            The Company's FHLB borrowings and weighted average interest rates are summarized as follows:

	December 31,
	2003		2002
	Amount	Rate	Amount	Rate

Advances from FHLB	$ 183,495	5.06%	$216,495	5.16
By remaining period to maturity:
Less than one year	$ 31,395	4.52%	$ 33,000	5.63%
One to three years	35,000	5.60	56,395	5.30
Three to five years	30,000	5.45	10,000	4.25
After five years	87,100	4.90	117,100	5.04

Total borrowings	$ 183,495	5.06%	$216,495	5.16%

            As a member of the FHLB of New York, Warwick Savings has the availability of a line of credit for borrowings in the amount of $36.8 million on an overnight basis. In accordance with the FHLB of New York's credit policy, Warwick Savings now has total credit facilities available of nearly $73.7 million, inclusive of the aforementioned amount, before the delivery of qualifying collateral is required. FHLB advances are secured by the Warwick Savings investment in FHLB of New York stock and by a blanket security agreement. This agreement requires Warwick Savings to maintain as collateral certain qualifying

NEXT PAGE

assets (such as securities and residential mortgage loans) not otherwise pledged. Warwick Savings satisfied this collateral requirement at December 31, 2003. Additionally, Warwick Savings has another source of liquidity if the need arises which is to borrow up to $5 million from a commercial bank on an unsecured basis.

            FHLB of New York borrowings of $124,000 and $90,400 at December 31, 2003 and 2002 are callable quarterly, at the discretion of the FHLB of New York. These borrowings have a weighted average remaining term to the contractual maturity dates of approximately five years at those dates, respectively, and weighted average interest rates of 5.26% and 5.37% at December 31, 2003 and 2002.

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

            Quantitative measures established by regulation to ensure capital adequacy require the Parent Company and its bank subsidiaries to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2003, that the Parent Company, Warwick Savings, Warwick Commercial and Towne Center meet all capital adequacy requirements to which it is subject.

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

            Warwick Savings' actual capital amounts and ratios are presented in the following table:

NEXT PAGE

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2003:
Total Capital (to risk weighted assets)	$59,944	17.05%	$28,126	>8.0%	$35,158	>10.0%
Tier 1 Capital (to risk weighted assets)	$55,548	15.80	$14,063	>4.0	21,095	>6.0%
Tier 1 Capital (to average assets)	$55,548	7.77	$28,611	>4.0	35,763	>5.0%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2002:
Total Capital (to risk weighted assets)	$65,109	15.99%	$32,572	>8.0%	$40,715	>10.0%
Tier 1 Capital (to risk weighted assets)	$60,565	14.88	$16,286	>4.0	24,429	>6.0%
Tier 1 Capital (to average assets)	$60,565	8.33	$29,078	>4.0	36,347	>5.0%

            The Parent Company's actual capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2003:
Total Capital (to risk weighted assets)	$76,374	19.57%	$31,221	>8.0%	$39,026	>10.0%
Tier 1 Capital (to risk weighted assets)	71,527	18.33	15,610	>4.0	23,416	>6.0
Tier 1 Capital (to average assets)	71,527	9.41	30,410	>4.0	38,013	>5.0

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2002:
Total Capital (to risk weighted assets)	$82,008	18.40%	$35,648	>8.0%	$44,560	>10.0%
Tier 1 Capital (to risk weighted assets)	77,058	17.29	17,824	>4.0	26,736	>6.0
Tier 1 Capital (to average assets)	77,058	9.98	30,872	>4.0	38,590	>5.0

(14)     Commitments And Contingencies

            Lease Commitments. Rental expense included in the statements of income was approximately $375, $351 and $389 for the years ended December 31, 2003, 2002 and 2001, respectively. Warwick Savings has entered into an agreement with a company to provide data processing services. Such agreement expires in

NEXT PAGE

December 2006. The commitment for future payments fluctuates with the level of service provided. The costs incurred in connection with this agreement are included in data processing expenses in the accompanying statements of income.

             Towne Center entered into an agreement with a company to provide data processing services. Such agreement expires in December 2006. The commitment for future payments fluctuates with the level of services provided. The costs incurred in connection with this agreement are included in data processing expenses in the accompanying statements of income.

            The Company leases certain branches and equipment under various noncancelable operating leases. The future minimum payments by years and the aggregate under all significant noncancelable operating leases with initial or remaining terms of one year or more are as follows:

Year ending December 31:
2004	$ 1,202
2005	877
2006	446
2007	258
2008	263
2009 and thereafter	3,589
Total	$6,635

(15)     OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS

            In the normal course of business, The Company is a party to off-balance-sheet financial instruments that involve, to varying degrees, elements of credit risk in addition to the amounts recognized in the consolidated financial statements. The contractual or notional amounts of these instruments, which reflect the extent of the Company's involvement in particular classes of off-balance-sheet financial instruments, are summarized as follows:

            Loan Commitments. Loan commitments and unused lines of credit as of December 31, 2003 and 2002 are as follows:

	December 31,
	2003	2002
Lending-related instruments:
Loan origination instruments
Real estate loans	$20,127	$20,131
Commercial business loans	630	5,140
Unused lines of credit
Real estate loans	8,208	10,248
Commercial business loans	23,604	18,462
Consumer loans	16,914	12,896
Standby letters of credit	804	395
Total	$ 70,287	$ 67,272

            The contractual amounts of loan origination commitments, unused lines of credit and standby letters of credit represent the Company's maximum potential exposure to credit loss, assuming (i) the instruments are fully funded at a later date, (ii) the borrowers do not meet the contractual payment obligations, and (iii) any collateral proves to be worthless. The contractual amounts of these instruments do not necessarily represent future cash requirements since certain of these instruments expire without being funded and others may not be fully drawn upon.

            Loan origination commitments are legally-binding agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration

NEXT PAGE

dates or other termination clauses and may require payment of a fee. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral, if any, obtained by the Company upon extension of credit, is based on management's credit evaluation of the borrower. Collateral varies but may include mortgages on residential and commercial real estate, deposit accounts with the Company, and other property.

            Unused lines of credit are legally-binding agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates or other termination clauses. The amount of collateral obtained, if deemed necessary, is based on management's credit evaluation of the borrower

            Standby letters of credit are commitments issued by the Company on behalf of its customer in favor of a beneficiary that specify an amount the Company can be called upon to pay upon the beneficiary's compliance with the terms of the letter of credit. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

            Concentration of Credit Risk. Warwick Savings grants commercial mortgage loans, commercial business loans and consumer loans to customers located primarily in Orange County, New York and the surrounding counties of Rockland, Putnam and Dutchess in New York. Towne Center grants commercial loans and consumer loans to customers located primarily in Bergen and Passaic Counties, New Jersey. The borrowers' ability to repay loan principal and accrued interest is dependent upon, among other things, the economic conditions prevailing in Warwick Savings and Towne Center's lending area.

            Litigation. The Company is involved in legal proceedings incurred in the normal course of business. In the opinion of management, none of these proceedings are expected to have a material effect on the consolidated financial position or results of operations of the Company.

(16)     Disclosures About Fair Values of Financial Instruments

            The following, methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

            Cash on Hand and Due from Banks and Federal Funds Sold. For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

            Accrued Interest, FHLB Stock and BOLI. The carrying amount is a reasonable estimate of fair value.

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

NEXT PAGE

            Deposit Accounts. The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

            Borrowed Funds. The estimated fair value of FHLB of New York advances and borrowings under repurchase agreements is based on the discounted value of their contractual cash flows. The discount rate used in the present value computation is estimated by comparison to the current interest rates charged by the FHLB of New York and other major securities firms for borrowings of similar remaining maturities.

            Mortgage Escrow Funds. The carrying amount is a reasonable estimate of fair value.

            Commitments to extend credit. The fair value estimates of the commitments to extend credit are deemed immaterial.

NEXT PAGE

            The following is a summary of the carrying values and estimated fair values of the Company's financial assets and liabilities at December 31, 2003 and 2002:

	December 31, 2003		December 31, 2002
	Carrying Value	Fair Value	Carrying Value	Fair Value

Financial assets:
Cash on hand and due from banks	$ 55,344	$55,344	$ 59,667	$59,667
Securities	340,883	340,890	211,597	211,599
Loans, net	320,978	328,119	464,273	476,636
Accrued interest receivable	3,229	3,229	3,381	3,381
Federal Home Loan Bank stock	9,175	9,175	11,200	11,200
BOLI	12,801	12,801	12,064	12,064

Financial liabilities:
Demand, NOW, statement savings and passbook, and money market deposits	$389,409	$389,409	$349,424	$349,424
Time certificate deposits	98,163	98,540	117,252	118,353
Mortgage escrow funds	1,878	1,878	3,368	3,368
Borrowed funds	183,495	195,857	216,495	235,196
Accrued interest payable	1,191	1,191	1,523	1,523

NEXT PAGE

(17)     Warwick Community Bancorp, Inc. - Parent Company Only Financial Statements

            The following statements of financial condition as of December 31, 2003 and 2002, and the related statements of income and cash flows for each of the years in the three year period ended December 31, 2003, reflect the Parent Company's investment in Warwick Savings and Towne Center, using the equity method of accounting.

Statements of Financial Condition
	December 31,
	2003	2002
Assets
Assets:
Cash and cash equivalents	$ 3,383	$ 2,397
Investment securities available-for-sale	1,062	1,068
Accrued interest receivable	13	13
Fixed assets	---	1
Other assets	359	667
ESOP loan to the trustee of the ESOP	3,067	3,918
Investment in subsidiaries	66,646	73,247
Total assets	$74,530	$81,311

Liabilities and Stockholders' Equity
Liabilities:
Other liabilities	$ 137	$ 75
Income taxes payable	559	128
Total liabilities	696	203
Stockholders' Equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued	---	---
Common stock, $.01 par value; 15,000,000 shares authorized, 6,739,465 shares and 6,632,814 shares issued in 2003 and 2002, respectively; 4,495,724 and 4,833,407 outstanding in 2003 and 2002, respectively	67	66
Additional paid-in capital	67,329	64,518
Retained earnings - subject to restrictions	51,580	47,856
Accumulated other comprehensive (loss) income, net	(1,365)	585
Less - Unallocated common stock held by ESOP	(3,221)	(4,069)
Less - Unearned common stock held by RRP	(1,023)	(1,489)
Less - Treasury stock (2,243,741 and 1,799,407 shares in 2003 and 2002, respectively)	(39,533)	(26,359)
Total stockholders' equity	73,834	81,108
Total liabilities and stockholders' equity	$ 74,530	$ 81,311

NEXT PAGE

Statements of Income
	For the Years Ended December 31,
	2003	2002	2001

Interest income:
ESOP loan to the trustee of the ESOP	$ 313	$ 381	$ 450
Investment securities	67	64	68
Total interest income	380	445	518

Non-interest income:
Gain on sale of investment securities	66	86	14
Other income	---	4	---
	66	90	14
Non-interest expense	270	229	175
Income before provision for income taxes and undistributed earnings of subsidiary banks	176	306	357

Equity in undistributed earnings of subsidiary banks	6,355	9,492	5,782
Income tax benefit	71	142	201
Net income	$6,460	$9,656	$5,938

Statements of Cash Flows
	For the Years Ended December 31,
	2003	2002	2001

Cash flows from operating activities:
Net income	$ 6,460	$ 9,656	$ 5,938
Adjustments to reconcile net income to net cash provided by operating activities -
Undistributed earnings of subsidiary banks	(6,355)	(9,492)	(5,782)
Depreciation	1	1	1
Gain on sale of securities	(66)	(86)	(14)
(Increase) decrease in assets -
Other assets	308	(207)	553
Increase (decrease) in liabilities -
Other liabilities	64	32	(28)
Income taxes payable	431	(77)	(426)
Net cash provided by (used in) operating activities	843	(173)	242

Cash flows from investing activities:
Investment in Hardenburgh Abstract Company of Orange County, Inc.	---	---	(498)
Dividend from Warwick Savings	12,900	7,000	4,700
Dividend from Hardenburgh Abstract Company of Orange County, Inc.	340	---	---
Purchases of securities available-for-sale	---	---	(99)
Proceeds from sale of securities available-for-sale	165	184	709
Net cash provided by investing activities	13,405	7,184	4,812

Cash flows from financing activities:
Decrease in ESOP loan receivable	851	850	852
Proceed of issuance of stock options	1,797	65	367
Purchase of treasury stock	(13,174)	(4,599)	(6,061)
Dividends paid on common stock	(2,736)	(1,539)	(1,973)
Net cash used in financing activities	(13,262)	(5,223)	(6,815)
Net increase (decrease) in cash and cash equivalents	986	1,788	(1,761)
Cash and cash equivalents, beginning of year	2,397	609	2,370
Cash and cash equivalents, end of year	$ 3,383	$ 2,397	$ 609

NEXT PAGE

(18)     Quarterly Results of Operations (Unaudited)

            The following is a summary of the quarterly results of operations for the years ended December 31, 2003 and 2002:

	Three Months Ended
	December 31, 2003	September 30, 2003	June 30, 2003	March 31, 2003

Total interest income	$8,899	$9,042	$9,928	$10,912
Total interest expense	3,700	4,072	4,602	4,957
Net interest income	5,199	4,970	5,326	5,955
Provision for loan losses	---	---	10	80
Non-interest income	1,804	1,963	1,877	1,885
Non-interest expense and provision for income taxes	5,674	5,465	5,507	5,783
Net income	1,329	1,468	1,686	1,977
Basic earnings per common share	0.31	0.35	0.39	0.45
Diluted earnings per common share	0.30	0.33	0.37	0.42

	Three Months Ended
	December 31, 2002	September 30, 2002	June 30, 2002	March 31, 2001

Total interest income	$11,633	$12,755	$12,509	$12,809
Total interest expense	5,147	5,457	5,527	5,693
Net interest income	6,486	7,298	6,982	7,116
Provision for loan losses	350	533	225	230
Non-interest income	1,974	1,840	2,483	1,583
Non-interest expense and provision for income taxes	6,030	6,003	6,718	6,017
Net income	2,080	2,602	2,522	2,452
Basic earnings per common share	0.46	0.56	0.55	0.54
Diluted earnings per common share	0.43	0.54	0.53	0.52

NEXT PAGE

Independent Auditors' Report

The Board of Directors & Stockholders
Warwick Community Bancorp, Inc:

            We have audited the accompanying consolidated statement of financial condition of Warwick Community Bancorp, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The 2001 consolidated financial statements of Warwick Community Bancorp, Inc. and subsidiaries were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated January 29, 2002.

            We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

            In our opinion, the 2003 and 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Warwick Community Bancorp, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Short Hills, New Jersey
February 27, 2004, except for the paragraph in Note 7, which is as of March 11, 2004

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

ITEM 9A.          Controls and Procedures

            (a)     Evaluation of Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Securities Exchange Act of 1934 (the "Exchange Act")) was carried out as of December 31, 2003 under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in ensuring that as of December 31, 2003 the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

            (b)     Changes in Internal Control Over Financial Reporting: During the quarter ended December 31, 2003 no changes occurred in, the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

            The Company intends to continually review and evaluate the design and effectiveness of its disclosure controls and procedures and to improve its controls and procedures over time and to correct any

NEXT PAGE

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

PART III

ITEM 10.       Directors and Executive Officers of the Registrant

Directors

            Information concerning the Directors of Warwick Community Bancorp, Inc. is contained under the caption "Election of Directors" in the definitive proxy statement for the annual meeting of shareholders to be held in May 2004, a copy of which will be filed not later than 120 days after the close of the fiscal year, and is incorporated herein by reference.

Executive Officers

            Information concerning Executive Officers of Warwick Community Bancorp, Inc. is contained under the caption "Executive Officers" in Part I of this Form 10-K, and is incorporated herein by reference.

Compliance with Section 16(a)

            Information concerning compliance with Section 16(a) of the Exchange Act of 1934 is contained under the caption "Compliance with Section 16(a) of the Exchange Act" in the definitive proxy statement for the annual meeting of shareholders to be held in May 2004, a copy of which will be filed not later than 120 days after the close of the fiscal year, and is incorporated herein by reference.

            Code of Ethics. We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions, and to all of our other employees and our directors. A copy of our code of ethics is available on our Internet website address.

ITEM 11.     Executive Compensation

            Information concerning executive compensation is contained under the captions "Director Compensation" and "Executive Compensation" in the definitive proxy statement for the annual meeting of shareholders to be held in May 2004, a copy of which will be filed not later than 120 days after the close of the fiscal year, and is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

            Information concerning security ownership of certain beneficial owners and management, and related stockholder matters is contained under the captions "Stock Ownership of the Company" and "Equity Compensation Plan Information Table" in the definitive proxy statement for the annual meeting of shareholders to be held in May 2004, a copy of which will be filed not later than 120 days after the close of the fiscal year, and is incorporated herein by reference.

ITEM 13.     Certain Relationships and Related Transactions

            Information concerning certain relationships and related transactions is contained under the captions "Director Compensation" and "Transactions with Certain Related Persons" in the definitive proxy statement for the annual meeting of shareholders to be held in May 2004, a copy of which will be filed not later than 120 days after the close of the fiscal year, and is incorporated herein by reference.

NEXT PAGE

ITEM 14.       Principal Accountant Fees and Services

            Information concerning principal accountant fees and services is contained under the caption "Relationship with Independent Auditors" in the definitive proxy statement for the annual meeting of shareholders to be held in May 2004, a copy of which will be filed not later than 120 days after the close of the fiscal year, and is incorporated herein by reference.

PART IV

ITEM 15.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	1.	The following consolidated financial statements of the Company and its subsidiaries, and the independent auditors' report thereon, are filed as part of this report:

Consolidated Statements of Financial Condition as of December 31, 2003 and December 31, 2002;

Consolidated Statements of Income for Each of the Years in the Three-Year Period Ended December 31, 2003;

Consolidated Statements of Changes in Stockholders' Equity for Each of the Years in the Three-Year Period Ended December 31, 2003;

Consolidated Statements of Cash Flows for Each of the Years in the Three-Year Period Ended December 31, 2003;

Notes to Consolidated Financial Statements.

	2.	All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

	3.	The following exhibits are filed as part of this report, except as otherwise indicated.

		2	Purchase and Assumption Agreement, dated December 22, 2000, between The Warwick Savings Bank and Country Bank (8)

		3.1	Certificate of Incorporation of Warwick Community Bancorp, Inc. (11)

		3.2	Bylaws of Warwick Community Bancorp, Inc., as amended (11)

		4.1	Certificate of Incorporation of Warwick Community Bancorp, Inc. (11)

		4.2	Bylaws of Warwick Community Bancorp, Inc., as amended (11)

		4.3	Form of Stock Certificate of Warwick Community Bancorp, Inc. (1)

		4.4	Rights Agreement between Warwick Community Bancorp, Inc. and Registrar and Transfer Company, dated as of October 17, 2000, as amended by Amendment No. One to the rights Agreement dated September 17, 2002 (6)

		4.5	Form of Right Certificate (7)

NEXT PAGE

4.6	Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock of Warwick Community Bancorp, Inc. (7)

10.1	Employment Agreement by and between Warwick Community Bancorp, Inc. and Fred G. Kowal (8)

10.2	Amendment No. 1 to the Employment Agreement by and between Warwick Community Bancorp, Inc. and Fred G. Kowal (10)

10.3	Employment Agreement by and between Warwick Community Bancorp, Inc. and Ronald J. Gentile (2)

10.4	First Amendment to Employment Agreement by and between Warwick Community Bancorp, Inc. and Ronald J. Gentile (4)

10.5	Employment Agreement by and between Warwick Community Bancorp, Inc. and Arthur W. Budich (2)

10.6	First Amendment to Employment Agreement by and between Warwick Community Bancorp, Inc. and Arthur W. Budich (4)

10.7	Recognition and Retention Plan of Warwick Community Bancorp, Inc. (3)

10.8	First Amendment to the Recognition and Retention Plan of Warwick Community Bancorp, Inc. (5)

10.9	Second Amendment to the Recognition and Retention Plan of Warwick Community Bancorp, Inc. (8)

10.10	Trust Agreement between Warwick Community Bancorp, Inc. and Orange County Trust Company for the Recognition and Retention Plan of Warwick Community Bancorp, Inc. (2)

10.11	Stock Option Plan of Warwick Community Bancorp, Inc. (3)

10.12	First Amendment to the Stock Option Plan of Warwick Community Bancorp, Inc. (5)

10.13	Form of Amended Stock Option Agreement for Directors under the Stock Option Plan of Warwick Community Bancorp, Inc (9)

10.14	Form of Amended Stock Option Agreement for Employees under the Stock Option Plan of Warwick Community Bancorp, Inc.(9)

10.15	Benefit Restoration Plan of The Warwick Savings Bank (1)

10.16	Grantor Trust Agreement by and between The Warwick Savings Bank and HSBC Bank USA for the Benefit Restoration Plan of The Warwick Savings Bank (2)

NEXT PAGE

10.17	Change in Control Severance Plan of Warwick Community Bancorp, Inc. and Affiliates (9)

10.18	Supplemental Executive Retirement Plan of Warwick Community Bancorp, Inc.

10.19	Form of Director Indemnification Agreement

11.1	Statement re: Computation of per share earnings (See Note 1 of the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Form 10-K).

21.1	Subsidiaries of the Company (9)

23.1	Consent of KPMG LLP, Independent Auditors

23.2	Information Regarding Consent of Arthur Andersen LLP(11)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications.

(1)	Incorporated herein by reference to the Exhibits to the Company's Registration Statement on Form S-1, filed on September 19, 1997, Registration No. 333-36021.

(2)	Incorporated herein by reference to the Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1998.

(3)	Incorporated herein by reference to the Company's definitive Proxy Statement for the Special Meeting of Shareholders held on June 24, 1998.

(4)	Incorporated herein by reference to the Exhibits to the Company's Annual Report on Form 10-K for the transition period from June 1, 1998 to December 31, 1998.

(5)	Incorporated herein by reference to the Company's definitive Proxy Statement for the Annual Meeting of Shareholders held on April 20, 1999.

(6)	Incorporated herein by reference to the Exhibits to the Company's Registration Statement on Form 8-A, filed on October 18, 2000.

(7)	Incorporated herein by reference to the Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(8)	Incorporated herein by reference to the Exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
(9)	Incorporated herein by reference to the Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(10)	Incorporated herein by reference to Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

NEXT PAGE

(11)	Incorporated herein by reference to the Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

(b)	On November 3, 2003, the Company filed a Form 8-K, dated November 3, 2003, with the SEC of the Company's earnings release for the quarterly period September 30, 2003.

On November 19, 2003, the Company filed a Form 8-K, dated November 19, 2003, with the SEC announcing the adoption of the Company's tenth stock repurchase program.

NEXT PAGE

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WARWICK COMMUNITY BANCORP, INC.
Dated: March 15, 2004	BY: /s/ Fred G. Kowal Fred G. Kowal Chairman of the Board and Chief Executive Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Fred G. Kowal Fred G. Kowal	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 15, 2004

/s/ Ronald J. Gentile Ronald J. Gentile	President, Chief Operating Officer and Director	March 15, 2004

/s/ Arthur W. Budich Arthur W. Budich	Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2004

/s/ Anthony R. Bottini Anthony R. Bottini	Director	March 15, 2004

/s/ Thomas G. Kahn Thomas G. Kahn	Director	March 15, 2004

/s/ R. Michael Kennedy R. Michael Kennedy	Director	March 15, 2004

Fred M. Knipp	Director

Emil R. Krahulik	Director

/s/ David F. McBride David F. McBride	Director	March 15, 2004

NEXT PAGE

Signature	Title	Date

/s/ John J. McDermott, III John J. McDermott, III	Director	March 15, 2004

/s/ John W. Sanford, III John W. Sanford, III	Director	March 15, 2004

/s/ Robert N. Smith Robert N. Smith	Director	March 15, 2004

END