Form 10-K/A
period 2003-12-31
WARWICK COMMUNITY BANCORP INC
filed 2004-04-30
CIK 1046209

United States
SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K/A

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
YES     X          NO

NEXT PAGE

The purpose of this amendment to the Annual Report on Form 10-K for the fiscal year ended December 31, 2003 of Warwick Community Bancorp, Inc. ("Company") is to provide the disclosures required by Part III of the Form 10-K. The Company's upcoming annual meeting of stockholders has been delayed due to its proposed merger with Provident Bancorp, Inc.

ITEM 10.      Directors and Executive Officers of the Registrant

(a)      Directors of the Registrant

          Thomas G. Kahn was elected a director of The Warwick Savings Bank ("Warwick Savings" or the "Bank") and the Company in December 2001. Mr. Kahn also serves as a director of Warwick Commercial Bank ("Warwick Commercial"). Mr. Kahn is President of Kahn Brothers and Company, Inc., an investment management and advisory firm located in New York City with over $700 million of institutional and private funds under management. Mr. Kahn is a graduate of Cornell, and earned an MBA from New York University. He is a director of Haggar Corporation (Nasdaq:HGGR), a member of the New York Society of Securities Analysts, and a chartered financial analyst. He serves as a director of the Jewish Braille Institute of America, and serves as director and treasurer of both the New York City Job and Career Center and the Jewish Guild for the Blind.

           Fred M. Knipp has served as a director of Warwick Savings since 1992 and of the Company since 1997. He also serves as a director of Warwick Commercial, Towne Center Mortgage and Towne Center Bank. He is the former President and Chief Executive Officer of, and is currently a director of, Warwick Valley Telephone Company, and he is also a director of Centrex Communications Corporation.

          Fred G. Kowal joined the Company in 1999 and serves as Chairman of the Board and Chief Executive Officer of the Company. He also serves as Chairman of the Board and Chief Executive Officer of Warwick Savings and as Chairman of the Board, President and Chief Executive Officer of The Towne Center Bank ("Towne Center Bank"). He was appointed Chairman of the Board and Chief Executive Officer of the Company and Chairman of the Board of Warwick Savings in July 2001. He previously served as Vice Chairman of the Company, and as Executive Vice President of the Company prior to 2001. In addition, Mr. Kowal serves as Chairman of the Board of Warwick Commercial and WSB Funding Corp. ("WSB Funding") and as President of The Warwick Savings Foundation. He is also a director of Warsave Development, Inc. ("Warsave"), WSB Financial Services, Inc. ("WSB Financial"), Hardenburgh Abstract Company of Orange County, Inc. ("Hardenburgh") and The Warwick Savings Foundation. Prior to joining the Company, Mr. Kowal served as Senior Vice President of PNC Bank and Senior Vice President of First Union National Bank, where he worked for 16 years. Mr. Kowal serves on the Board of Regents of Felician College in Lodi, New Jersey, and he is also active in several banking-related organizations.

          David F. McBride was elected a director of Warwick Savings and the Company in February 2002. Mr. McBride also serves as a director of Warwick Commercial and Towne Center Bank. He is currently a partner of Harwood Lloyd, LLC, a Hackensack, New Jersey based law firm. Mr. McBride also serves as Chairman of the Board of Keystone Property Trust (NYSE:KTR), a real estate investment trust with interests in over 26 million square feet of commercial real estate located in New York, New Jersey, Pennsylvania, Florida, Indiana and South Carolina. He also serves as Chief Executive Officer of McBride Enterprises, Inc. and affiliated family real estate, construction and brokerage companies since 1987 and has been a director of McBride Enterprises, Inc. and such affiliates since 1975. He has been a member of the Georgetown University Board of Regents since 1990. Mr. McBride served as a director of Midlantic Corporation, Midlantic National Bank and various subsidiaries for 13 years prior to its merger with PNC Bank in 1996. Prior to 1987, he was a partner in the law firm of Murphy, Ellis & McBride from 1977 to 1982, and an associate in the law firm of Robinson, Wayne & Greenberg from 1973 to 1977, all located in New Jersey. He is a member of the bars of New Jersey and New York.

          Anthony R. Bottini was elected a director of the Company and Warwick Savings in February 2002. He also serves as a director of Warwick Commercial. Mr. Bottini is the Chairman and founder of Bottini Fuel Oil Company, located in Wappingers Falls, New York, which is one of the 20 largest privately held fuel oil businesses in the United States. In addition, Mr. Bottini is Chairman of Mid-Hudson Park Management, which invests in manufactured home communities, and he is also Chairman of South Corporation, a holding company representing multiple gasoline and convenience store properties located in New York State. Mr. Bottini has over 30 years prior experience as a bank director/trustee.

          Ronald J. Gentile serves as President and Chief Operating Officer and a director of the Company and as President and Chief Operating Officer and a director of Warwick Savings. Mr. Gentile joined Warwick Savings and has been a director of Warwick Savings since 1990 and President and Chief Operating Officer and a director of the Company since 1997. Mr. Gentile also serves as a director of Warwick Commercial. In addition, he serves as President

NEXT PAGE

of Warwick Savings' subsidiaries, Warwick Commercial, WSB Funding, Warsave, WSB Financial and Towne Center Mortgage Co., Inc. ("Towne Center Mortgage"). He also serves as Executive Vice President of Hardenburgh and Executive Vice President of The Warwick Savings Foundation. Prior to joining Warwick Savings, Mr. Gentile served as a senior bank examiner for the Federal Deposit Insurance Corporation. He is also a member of the board of directors of Bon Secours Charity Health System (St. Anthony Community Hospital) and Winslow Therapeutic Riding Unlimited, and a former President and current member of the Warwick Valley Rotary Club.

          R. Michael Kennedy has served as a director of Warwick Savings and the Company since 1997. Mr. Kennedy also serves as a director of Warwick Commercial, Towne Center Mortgage and Towne Center Bank, Warsave, WSB Financial, WSB Funding, Hardenburgh, and The Warwick Savings Foundation. Mr. Kennedy is a general partner and manager of various real estate companies, all managed through Kennedy Companies, Inc. He is also the general managing partner of the Fireplace Restaurant.

          Emil R. Krahulik has served as a director of Warwick Savings since 1984 and of the Company since 1997. He also serves as a director of Warwick Commercial, Towne Center Mortgage and Hardenburgh. He is a partner in the law firm of Bonacic, LoBiondo & Krahulik, LLP, and he served as Warwick Savings' general counsel until January 2000, when he was succeeded as general counsel by his son, Robert E. Krahulik.

          John J. McDermott, III has served as a director of Warwick Savings and the Company since 1999. He also serves as a director of Warwick Commercial, Warsave, WSB Financial, The Warwick Savings Foundation, and Towne Center Mortgage. Mr. McDermott is a managing partner in J.D. Blake Company and in Land Investment Group of Newburgh, and he is President of Hudson West Realty Corp. Mr. McDermott also serves as a director of The Chamber of Commerce of Orange County, Inc.

          John W. Sanford, III has served as a director of Warwick Savings since 1986 and of the Company since 1997. Mr. Sanford also serves as a director of Warwick Commercial, WSB Funding and Towne Center Mortgage. Mr. Sanford also serves as President of John W. Sanford & Son, Inc., an insurance agency, and is a partner in Maple Terrace Farms, a dairy and beef business.

          Robert N. Smith has served as a director of Warwick Savings since 1994 and of the Company since 1997. Mr. Smith also serves as a director of Warwick Commercial, Towne Center Mortgage, Hardenburgh and The Warwick Savings Foundation. He is currently President of Lazear-Smith Funeral Homes and President of Lazear-Smith and Vander-Plaat Memorial Home. Mr. Smith is also sole proprietor of Smith and Gesell Associates, a bookkeeping and tax accounting service.

(b)      Executive Officers of the Registrant

          Information concerning Executive Officers of Warwick Community Bancorp, Inc. is contained under the caption "Executive Officers" in Part I of this Form 10-K, and is incorporated hereby by reference.

(c)      Audit Committee Membership

          The Audit Committee is currently comprised of Messrs. Bottini, Knipp, Sanford and Smith. The Board of Directors has determined that although none of its members is an "audit committee financial expert" as defined in Item 401(h) of Regulation S-K of the Securities Exchange Act of 1934, all of the Audit Committee members meet the independence and financial literacy requirements and one member is financially sophisticated as set forth in the NASD's listing standards. The Board believes the members of the Audit Committee are qualified to fulfill the responsibilities of this committee. The Board has in the past and will continue to search for an appropriate new board member who can also serve as an audit committee financial expert.

(d)      Compliance with Section 16(a) of the Exchange Act

          Under the securities laws of the United States, the Company's directors and executive officers, and any person holding more than ten percent of the Company's common stock, are required to file initial reports of ownership of the Company's common stock and reports of changes in that ownership with the SEC. Specific due dates for these reports have been established, and the Company is required to disclose in this proxy statement any failure to file by these dates

NEXT PAGE

during the fiscal year ended December 31, 2003. All of such filing requirements of the Company's directors and executive officers were satisfied during the fiscal year ended December 31, 2003, based upon their written representations and copies of the reports that they have filed with the SEC, except for the inadvertent late filing by Messrs. Bottini and Kahn related to their August 2003 stock option grants.

(e)      Code of Ethics

          The Company has adopted a code of ethics that applies to the Company's principal executive officer, principal accounting officer, and persons performing similar functions, and to all of the Company's other employees and directors. A copy of the Company's code of ethics is available on the Company's Internet website address, http://www.warwicksb.com.

ITEM 11.      Executive Compensation

          The following table sets forth summary information concerning compensation earned by or paid to the Company's Chief Executive Officer and any other executive officer, whose total salary and bonus exceeded $100,000, for services rendered to the Company and its affiliates in all capacities during the fiscal year ended December 31, 2003. Each of these officers received perquisites and other personal benefits in addition to salary and bonus during the periods stated. The aggregate amount of these perquisites and other personal benefits, however, did not exceed the lesser of $50,000 or 10% of the total of their annual salary and bonus and, therefore, has been omitted as permitted by the rules of the SEC.

Summary Compensation Table

		Annual Compensation		Long-Term Compensation Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)	Restricted Stock Awards ($)(1)	Options (#)	All Other Compensation ($)

Fred G. Kowal(2)	2003	$350,000	$ ---	---	---	$ 119,891(3)
Chairman of the Board and CEO	2002	225,000	100,000	---	---	84,686
	2001	165,000	35,000	$528,750	50,000	64,669

Ronald J. Gentile	2003	$170,300	$ ---	---	---	$ 60,658(3)
President and COO	2002	170,000	---	---	---	40,265
	2001	170,000	---	---	---	75,327

Arthur W. Budich	2003	$125,000	$ ---	---	---	$ 40,139(3)
Senior Vice President, Treasurer	2002	120,000	---	---	---	24,773
and CFO	2001	120,000	---	---	---	26,394

(1)	As of December 31, 2003, the number of shares and the value of restricted common stock held by the each of the named executive officers was as follows: Mr. Kowal, 17,854 shares/$614,178; Mr. Gentile, 8,878 shares/$305,403; and Mr. Budich, 3,804 shares/$130,858. Dividends are paid on the restricted stock at the rate paid to all shareholders.

(2)	Mr. Kowal was appointed Chairman of the Board and Chief Executive Officer in July 2001.
(3)	Includes the Bank's contributions under the 401(k) Plan, ESOP and BRP, as follows:

NEXT PAGE

	401(k)	ESOP	BRP	Total
Fred G. Kowal	$ 4,500	$52,921	$ 62,470	$ 119,891
Ronald G. Gentile	4,896	50,292	5,470	60,658
Arthur W. Budich	3,750	36,389	---	40,139

          The following table summarizes for each of the named executive officers information relating to stock options exercised by him during the fiscal year ended December 31, 2003, and the number and value of unexercised stock options held by the named executive officers at year end. The dollar amounts set forth in the table below under the "Value Realized" column represent the difference between the fair market value of the underlying stock on the exercise date and the exercise or base price of the option(s). The dollar amounts set forth in the table below under the "Value of Unexercised In-the-Money Options/SARs at FY-End" column represent the difference between the exercise or base price of the named executive officer's stock option(s) and the $34.40 closing price per share of Company common stock as quoted on the Nasdaq National Market on December 31, 2003. The amounts set forth in the column "Value of Unexercised In-the-Money Options at FY-End," unlike the amounts set forth in the column "Value Realized," have not been, and may never be, realized. These options have not been, and may not ever be, exercised. Actual gains, if any, on exercise will depend on the value of Company common stock on the date of exercise. There can be no assurance that these values will be realized. Unexercisable options are those which have not yet vested. No stock options were granted to the named executive officers during the fiscal year ended December 31, 2003.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

Name	Shares Acquired on Exercise #	Value Realized $	Number of Securities Underlying Unexercised Options/SARs at FY-End (#)		Value of Unexercised In-the-Money Options/SARs at FY- End ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable

Fred G. Kowal	---	---	38,000	42,000	$ 708,750	$699,000
Ronald J. Gentile	---	---	65,000	---	1,131,000	---
Arthur W. Budich	---	---	35,000	---	609,000	---

Other Compensation Plans and Arrangements

           Employment Agreements.     The Company has entered into an employment agreement with each of Mr. Kowal, Mr. Gentile and Mr. Budich. These employment agreements provide for three-year terms ending on February 15, 2005, except that Mr. Kowal's provides for a three-year term with automatic daily extensions such that the remaining terms of his employment agreement shall be three years unless written notice of non-renewal is given by the Company or him, and in any event will terminate on the last day of the month following his 68th birthday. The employment agreements provide that the executive's base salary will be reviewed annually and may be increased, but not decreased, on the basis of such officer's job performance and the overall performance of the Company. The employment agreements also provide for, among other things, entitlement to participation in stock, retirement and welfare benefit plans and reimbursement for ordinary and necessary business expenses. The executives would also be entitled to reimbursement of certain costs incurred in interpreting or enforcing their employment agreements. The employment agreements provide for termination by the Company at any time for "cause" as defined in the employment agreements.

          In the event that (i) the Company terminates an Executive's employment for reasons other than for cause, (ii) an executive resigns from the Company for certain reasons specified in the employment agreements or (iii) a

NEXT PAGE

change of control, as defined in the employment agreements, occurs, the executive (or, in the event of the executive's death, such executive's estate) would be entitled to a lump sum cash payment in an amount generally equal to (a) the executive's earned but unpaid salary, (b) the present value of the amount the executive would have earned in salary had he continued working through the unexpired term of the employment agreement and (c) the present value of the additional contributions or benefits that the executive would have earned under the specified employee benefit plans or programs of Warwick Savings or the Company during the remaining term of the employment agreement and payments that would have been made under any incentive compensation plan during the remaining term of the employment agreement. The employment agreements also provide for the cash-out of any stock options, appreciation rights or restricted stock as if the executive was fully vested. Warwick Savings and the Company would also continue the executive's life, health and any disability insurance or other benefit plan coverage for the remaining term of the employment agreement. Reasons specified as grounds for resignation for purposes of the employment agreements include: failure to elect or re-elect the executive to such officer's position; failure to vest in the executive the functions, duties or authority associated with such position; if the executive is a member of the Board of Directors of Warwick Savings or Company, failure to re-nominate or re-elect the executive to such Board; any material breach of contract by Warwick Savings or the Company that is not cured within 30 days after written notice thereof; or a change in the executive's principal place of employment to a location in excess of 50 miles from Warwick Savings' principal office in Warwick, New York. In general, for purposes of the employment agreements and the plans maintained by the Company or Warwick Savings, a change of control will generally be deemed to occur when a person or group of persons acting in concert acquires beneficial ownership of 25% or more of any class of equity security of the Company or Warwick Savings, upon shareholder approval of certain mergers or consolidations of the Company or Warwick Savings, upon liquidation or sale of substantially all the assets of the Company or Warwick Savings or upon a contested election of directors which results in a change in the majority of the Board of Directors.

            In addition, the employment agreements with Messrs. Kowal, Gentile and Budich also provide that in the event that any of the executives become subject to the excise tax on "excess parachute payments" under Section 4999 of the Internal Revenue Code of 1986, as amended, the executive would become entitled to an additional payment such that the executive would be placed in the same after-tax position as if no such excise tax had been imposed.

            Contemporaneously with the execution of the merger agreement with Provident Bancorp, Inc. on March 15, 2004 (the "Provident Merger Agreement"), each of Messrs. Kowal, Gentile and Budich entered into agreements with Warwick Community Bancorp whereby such executive would receive a lump sum cash payment at the merger effective date of $1,869,385, $896,600 and $540,009, respectively, in lieu of any payments under their employment agreements, other than the excise tax gross-up payments, and indemnification for attorneys' fees incurred to defend or enforce the surviving terms of the agreements, which provisions will survive in their entirety.

          Benefit Restoration Plan. The Benefit Restoration Plan, or the BRP, adopted by the Company provides eligible employees with the benefits that would be due to the employees under the Company's Pension Plan, 401(k) Savings Plan and the ESOP if such benefits were not limited under the provisions of the Internal Revenue Code. The BRP also makes up allocations lost by participants of the ESOP who retire prior to the complete repayment of the ESOP loan. BRP benefits to be provided with respect to the pension plan are reflected in the pension table below and BRP benefits to be provided with respect to the ESOP and the 401(k) plan are reflected in the Summary Compensation Table above.

            Contemporaneously with the execution of the Provident Merger Agreement, Messrs. Kowal and Gentile each entered into an agreement with Warwick Community Bancorp whereby such executive would receive, within 30 days of the effective time of the merger, a lump sum payment of $200,000 and $195,000, respectively (representing the amount accrued for such executive as of December 31, 2003), and an additional amount to be determined representing the accrual for the period from January 1, 2004 through the effective time of the merger, in full satisfaction of all of their respective rights under the Benefit Restoration Plan.

          Pension Plan. All eligible employees of the Company, as of the curtailment date of April 30, 2002, participate in the Warwick Savings' non-contributory, defined benefit pension plan. All employees, except (i) those paid on an hourly basis or contract basis, (ii) leased employees or (iii) employees regularly employed by outside employers for maintenance of properties, are eligible to participate in the Pension Plan upon the later of (i) the end of the twelve-month period in which he completes 1,000 hours of service or (ii) the date he attains age 21. The Pension Plan provides an annual benefit for each participant equal to 2% of the participant's average annual compensation, multiplied by the participant's years of credited service, up to a maximum of 30 years.

          Average annual compensation is the average of a participant's compensation (excluding amounts attributable to the vesting of restricted stock awards and the exercise of stock options) over the three years of employment out of the participant's last 10-year period of employment during which the participant's compensation is the highest. A participant is fully vested in his or her pension benefit after five years of service. The pension plan is funded by Warwick Savings on an actuarial basis, and all assets are held in trust by the pension plan trustee.

          Pension Plan Table. The following table sets forth the estimated annual benefits payable under the Pension Plan upon a participant's normal retirement at age 65, expressed in the form of a single life annuity, and any related amounts payable under the BRP, for the average annual compensation and years of credited service specified.

NEXT PAGE

Pension Plan Table(1)
Average Annual Compensation	Years of Credited Service at Retirement
	15	20	25	30	35(2)

$125,000	$37,500	$ 50,000	$ 62,500	$ 75,000	$ 75,000
150,000	45,000	60,000	75,000	90,000	90,000
175,000	52,500	70,000	87,500	105,000	105,000
200,000	60,000	80,000	100,000	120,000	120,000
225,000(3)	67,500	90,000	112,500	135,000	135,000
250,000(3)	75,000	100,000	125,000	150,000	150,000
300,000(3)	90,000	120,000	150,000	180,000(4)	180,000(4)

___________________________
(1)	The annual benefits shown in the table above assume the participant would receive his or her retirement benefits under the pension plan and the BRP in the form of a straight life annuity at normal retirement age.
(2)	Normal retirement benefits are limited to 60% of average annual compensation.
(3)	For plan years beginning in 2004, the annual compensation for calculating benefits under the Internal Revenue Code may not exceed $205,000. The table reflects amounts payable in conjunction with the BRP.
(4)	These are hypothetical benefits based upon the pension plan's normal retirement benefit formula. The maximum annual benefit permitted under the Internal Revenue Code in 2003 is $160,000. The BRP will provide the difference between the amounts appearing in this table and the maximum amount allowed by the Internal Revenue Code.

          The following table sets forth the years of credited service and the average annual compensation (as defined above), as of the Pension Plan curtailment date of April 30, 2002, for each of the individuals named in the Summary Compensation Table.

	Years of Credited Service		Average Annual
	Years	Months	Compensation

Mr. Kowal	2	3	$151,231
Mr. Gentile	11	11	$166,217
Mr. Budich	16	3	$122,308

Supplemental Executive Retirement Plan

          Effective as of January 1, 2003, the Company adopted the Warwick Community Bancorp, Inc. Supplemental Executive Retirement Plan (the "SERP") to provide for supplemental retirement benefits for Mr. Kowal. The SERP is designed to provide monthly benefits over a 10-year period to Mr. Kowal upon his retirement. The benefit payable to Mr. Kowal upon retirement is a function of years of service earned after December 31, 2002 and the maximum annual benefit, $200,000. Generally, reduced early retirement benefit payments under the SERP can commence upon the later of the date of the termination of Mr. Kowal's employment or age 60; otherwise, benefit payments generally will commence at age 62. Mr. Kowal is fully vested under the SERP, however, if he is terminated for cause he is not entitled to any benefits under the SERP.

          If Mr. Kowal dies before receiving any retirement benefits under the SERP, three additional years of service will be credited in calculating retirement benefits and his designated beneficiary will receive payment of his retirement benefits. If he dies after he has begun to receive retirement benefits under the SERP, the remaining payments will continue to made to his designated beneficiary for the rest of the payout period. The committee administering the SERP may, however, accelerate the payment of Mr. Kowal's retirement benefits at such time and

NEXT PAGE

in such manner as the committee may determine, in which case the accelerated benefit will consist of a discounted lump sum payment of Mr. Kowal's unpaid retirement benefits.

          The SERP is an unfunded plan. As of December 31, 2003, the monthly benefit payments that would be paid under the SERP would be approximately $7,448.

            Contemporaneously with the execution of the Provident Merger Agreement, Mr. Kowal entered into an agreement whereby he has agreed to accept a lump sum cash payment of $1,258,978 on the effective date of the merger in lieu of any payments under the SERP.

Directors Compensation

Fee Arrangements

           The Boards of Directors of the Company and its wholly owned and principal operating subsidiary, Warwick Savings, have identical membership. Directors who were employed by the Company or its subsidiaries do not receive fees for their service on these Boards or for any Board committees on which they serve. Each non-employee director of the Company and Warwick Savings receives the following compensation for service on these Boards, as follows:

  in the aggregate, a $10,000 annual retainer paid quarterly in Company common stock for his service as a director on these Boards; and

  $500 for each board meeting attended, with board meetings of the Company and Warwick Savings occurring on the same day counting as one meeting for purposes of board fees.

Audit committee members receive a $3,000 annual retainer paid quarterly and a fee of $300 for each audit committee meeting they attend; no separate fees are paid for attendance at any other board committee meetings. Messrs. Kennedy, Knipp and McBride also serve on the Board of Directors of the Towne Center Bank, an operating subsidiary of the Company, and receive a fee of $500 for each Towne Center Bank board meeting attended.

          In April 2002, the Company's shareholders approved a Voluntary Retainer Stock and Deferred Compensation Plan For Directors. This plan allows the Company's directors to elect to receive fees otherwise payable in cash in the form of Company common stock and to defer all or a portion of their director fees. The plan provides for the deferral of a director's (i) cash compensation in the form of either cash-equivalent units or share-equivalent units and (ii) the annual retainer, which is otherwise payable in Company common stock, in the form of share-equivalent units. Cash-equivalent unit deferrals accrue phantom interest at the rate the Compensation Committee of the Board of Director specifies from time to time, but in no event in excess of the Warwick Savings' prime rate available to its customers during the applicable quarter. Share-equivalent units accrue phantom dividends and appreciate (or depreciate) as would an actual share of Company common stock purchased on the deferral date. After the participant's service as a director terminates, cash-equivalent units will be paid in cash and stock-equivalent units will be paid in shares of Company common stock.

Compensation Committee Interlocks and Insider Participation

          During 2003, the Compensation Committee consisted of Anthony R. Bottini, R. Michael Kennedy, Thomas G. Kahn , Fred M. Knipp, David F. McBride, John J. McDermott, III, John W. Sanford, III and Robert N. Smith.

          Mr. Krahulik is a partner in the law firm of Bonacic, LoBiondo & Krahulik, LLP, which Warwick Savings retains to provide certain legal services. During the fiscal year ended December 31, 2003, Warwick Savings paid $127,694 to such firm for legal services provided during such period. Mr. Krahulik's firm also received fees in the amount of $333,530 from third parties pursuant to its representation of Warwick Savings in loan closings and other legal matters for the fiscal year ended December 31, 2003. In addition, Mr. McBride is a partner in the law firm of Harwood Lloyd, LLC, which Warwick Savings and Towne Center Bank retain to provide legal services from time to time.

          From time to time, the Company's bank subsidiaries make loans or extend credit to the Company's directors and executive officers, including members of the Compensation Committee, and to certain persons related to them, to the extent consistent with applicable laws and regulations. All such loans are made in the ordinary course of business and on the same terms, including interest rates and collateral, as those prevailing at the time for comparable

NEXT PAGE

transactions with other persons, and do not involve more than the normal risk of collectibility or present other unfavorable features.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          The following table sets forth certain information as to those persons believed by management to be beneficial owners of more than 5% of the Company's outstanding shares of common stock as of March 15, 2004. Except as otherwise indicated, the information provided in the following table was obtained from filings with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended. For purposes of the following table and the table set forth under "Beneficial Stock Ownership of Management" below, a person is deemed to beneficially own any shares of common stock (a) over which such person has, directly or indirectly, sole or shared voting or investment power or (b) of which such person has the right to acquire beneficial ownership, including the right to acquire beneficial ownership by the exercise of stock options, at any time within 60 days of March 15, 2004. Voting power includes the power to vote, or direct the voting of, such shares, and investment power includes the power to dispose, or direct the disposition of, such shares. As of March 15, 2004, there were 4,498,724 shares of Company common stock outstanding.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Stock Outstanding

Warwick Community Bancorp, Inc. Employee Stock Ownership Plan 18 Oakland Avenue Warwick, New York 10990-0591	460,370(1)	10.23%

Citigroup Global Markets, Inc. Citigroup Financial Products, Inc. Citigroup Global Markets Holdings Inc. 388 Greenwich Street New York, New York 10013	430,983(2)	9.58%
and
Citigroup Inc. 399 Park Avenue New York, New York 10043

Kahn Brothers & Co., Inc. 555 Madison Avenue, 22nd Floor New York, New York 10022	428,415(3)	9.52%

(1)	The Employee Stock Ownership Plan, referred to as the ESOP, is administered by the ESOP Committee consisting of the Company's President and Chief Operating Officer, Ronald J. Gentile, as plan administrator and a committee established pursuant to the ESOP, consisting of Company officers. The ESOP Committee may instruct the ESOP trustee, RS Group Trust Co., regarding investment of assets held in the ESOP. The ESOP generally votes all allocated shares held in the ESOP in accordance with the instructions of participants. As of December 31, 2003, 190,380 of the 460,370 shares held in the ESOP were allocated to participants. Pursuant to the terms of the ESOP, allocated shares for which no instructions are given and unallocated shares are generally voted by the ESOP in a manner calculated to most accurately reflect the voting instructions received from participants regarding the allocated shares so long as such vote is in accordance with the requirements of the Employee Retirement Income Security Act of 1974, as amended.
(2)	Based on information in a Schedule 13G/A, dated February 17, 2004, filed by Citigroup Global Markets, Inc. ("CGM"), a New York corporation, Citigroup Financial Products, Inc. ("CFP"), a Delaware corporation, Citigroup Global Markets Holdings Inc. ("CGMH"), a New York corporation and Citigroup Inc. ("Citigroup"), a Delaware corporation. CGM, CFP, CGMH and Citigroup have reported shared voting and shared dispositive power over all of the shares shown.

NEXT PAGE

(3)	Based on information provided to us as of March 15, 2004, by Mr. Thomas G. Kahn, President and Director of Kahn Brothers & Co., Inc. , a New York corporation and registered investment advisor. Kahn Brothers & Co., Inc. has reported shared voting and dispositive power over all of the shares shown. The reporting person may acquire or dispose of additional shares on behalf of its clients from time to time. Mr. Kahn is also a Director of the Company. See "Beneficial Stock Ownership of Management" below for additional shares beneficially owned by Mr. Kahn.

          The following table sets forth information with respect to the shares of Company common stock beneficially owned by each director of the Company, by each named executive officer of the Company identified in the Summary Compensation Table included under Item 11 of this annual report on Form 10-K and by all directors and executive officers as a group as of March 15, 2004. Except as otherwise indicated, each person shown in the table has sole voting and investment power with respect to the shares of common stock indicated. The titles for the individuals listed in the following table are Company titles, except as otherwise noted.

Name	Title	Amount and Nature of Beneficial Ownership(1)(2)(3)(4)(5)		Percent of Common Stock Outstanding
Fred G. Kowal	Chairman of the Board and Chief Executive Officer	76,888	(6)	1.68%
Ronald J. Gentile	President, Chief Operating Officer and Director	133,970	(6)	2.94%
Arthur W. Budich	Senior Vice President, Treasurer and Chief Financial Officer	85,469		1.89%
Anthony R. Bottini	Director	25,705	(7)	*
Thomas G. Kahn	Director	58,916	(7)(8)	1.31%
R. Michael Kennedy	Director	74,120		1.64%
Fred M. Knipp	Director	45,501		1.01%
Emil R. Krahulik	Director	35,120		*
David F. McBride	Director	10,948		*
John J. McDermott, III	Director	34,517		*
John W. Sanford, III	Director	35,367	(7)	*
Robert N. Smith	Director	46,755		1.03%
All directors and executive officers as a group (12 persons)		663,276		13.95%

*	Represents less than 1.0% of the outstanding common stock.
(1)	Includes the following number of shares which individuals have the right to acquire beneficial ownership of by the exercise of vested stock options: Mr. Kowal, 44,000 shares; Mr. Gentile, 65,000 shares; Mr. Budich, 35,000 shares; each of Messrs. Kennedy, Knipp, Sanford and Smith, 19,819 shares; Mr. Krahulik, 17,319 shares; Mr. McBride, 8,000 shares; Mr. McDermott, 8,000 shares; and all directors and executive officers as a group, 256,595 shares.
(2)	Includes the following number of shares that have been allocated as of December 31, 2003 to individual accounts of ESOP participants: Mr. Kowal, 1,539 shares; Mr. Gentile, 1,462 shares; Mr. Budich, 1,058 shares;

NEXT PAGE

and all executive officers as a group, 4,059 shares. Such persons have voting power (subject to the duties of the ESOP trustee) but no investment power, except in limited circumstances, as to these shares. The figures shown do not include 190,380 shares of Company common stock that have not been allocated to any individual's account and as to which the members of the Company's ESOP Committee and each of the participants identified in the table may be deemed to share investment power, except in limited circumstances, thereby causing each such person to be deemed a beneficial owner of such unallocated shares. Each of the members of the ESOP Committee and the participants identified in the table disclaims beneficial ownership of such shares and, accordingly, such shares are not attributed to the members of the ESOP Committee or the participants identified in the table individually.
(3)	Includes the following number of shares held in the Company's 401(k) Savings Plan that have been allocated as of February 28, 2004, the latest practicable date, to individual accounts as follows: Mr. Kowal, 735 shares; Mr. Gentile, 11,803 shares; and Mr. Budich, 5,882 shares; and all executive officers as a group, 18,420 shares. Such persons have shared voting and investment power as to such shares.
(4)	Includes the following number of restricted shares of Company common stock over which each individual has sole voting but no investment power: Mr. Kowal, 17,854 shares; Mr. Gentile, 8,878 shares; Mr. Budich, 3,804 shares; each of Messrs. Kennedy, Knipp, Krahulik, Sanford and Smith, 2,141 shares; and all directors and executive officers as a group, 41,241 shares.
(5)	Includes the following number of shares over which individuals may be deemed to share voting and investment power (other than as disclosed in notes 1, 2, 3, and 4): Mr. Gentile, 15,000 shares; Mr. Budich, 8,500 shares; Mr. Kennedy, 1,078 shares; Mr. Knipp, 15,000 shares; Mr. McDermott, 1,000 shares; Mr. Kahn 52,600; and all directors and executive officers as a group, 93,178 shares.
(6)	Does not include 4,638 and 3,524 share-equivalent units credited to Mr. Kowal's and Mr. Gentile's share-unit accounts, respectively, under the Company's Benefit Restoration Plan, or BRP. The value of these share-equivalent units mirrors the value of the Company common stock. The amounts ultimately realized by these individuals will reflect changes in the market value of the Company's common stock from the date of accrual until the date of payout. The share-equivalent units do not have voting rights, but are credited with dividend equivalent units. Share-equivalent units under the BRP are payable only in cash.
(7)	Includes share-equivalent units, as follows: Messrs Bottini, Kahn and Sanford, 603 shares, 996 shares and 961 shares, respectively, in deferral accounts. The value of these share-equivalent units mirrors the value of the Company common stock. The amounts ultimately realized by these individuals will reflect changes in the market value of the Company's common stock from the date of deferral until the date of payout. The share-equivalent units do not have voting rights, but are credited with dividend equivalent units.
(8)	Does not include 369,499 shares held by Kahn Brothers & Co., Inc. of which Mr. Kahn disclaims beneficial ownership. See footnote 3 under the " Beneficial Stock Ownership of 5% or More Shareholders" table above.

Equity Compensation Plan Information Table

          The following table provides information as of December 31, 2003 with respect to shares of Company common stock that may be issued under the Company's existing equity compensation plans and arrangements, which include the Company's Stock Option Plan, Recognition and Retention Plan and Voluntary Retainer Stock and Deferred Compensation Plan For Directors. Each of the foregoing plans has been approved by the Company's shareholders and filed with the Securities and Exchange Commission.

NEXT PAGE

Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	459,542(1)	$17.48	343,195(2)
Equity compensation plans not approved by security holders	---	---	---

(1)	This amount does not include shares available for issuance under the Company's Voluntary Retainer Stock and Deferred Compensation Plan For Directors. This plan permits the deferral of director compensation into either an interest-bearing or share-equivalent account. Deferrals in the share-equivalent account are valued as if each deferral were invested in Company common stock as of the deferral date, and are paid out only in shares of Company common stock, on a one-for-one basis. The share-equivalent units do not have voting rights, but are credited with dividend equivalent units. As of December 31, 2003, there were 2,638 share-equivalent units outstanding in the share-equivalent accounts under this plan.
(2)	Includes 268,195 shares available for future grants under the Company's Stock Option Plan and 75,000 shares that may be distributed in settlement of share-equivalent accounts deferred under the Company's Voluntary Retainer Stock and Deferred Compensation Plan For Directors.

ITEM 13.       Certain Relationships and Related Transactions

          From time to time, the Company's bank subsidiaries make loans or extend credit to the Company's directors and executive officers and to certain persons related to them, to the extent consistent with applicable laws and regulations. All such loans are made in the ordinary course of business and on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and do not involve more than the normal risk of collectibility or present other unfavorable features. In addition, Warwick Savings has committed a line of credit of $4 million to Warwick Valley Telephone Company, which line of credit had a zero balance at December 31, 2003. Mr. Knipp is a director and the former Chief Executive Officer of Warwick Valley Telephone Company.

ITEM 14.       Principal Accountant Fees and Services

          KPMG LLP was the Company's principal auditor for fiscal 2002 and 2003. The aggregate fees billed to the Company by KPMG LLP and its affiliates for the fiscal years ended December 31, 2002 and 2003 were as follows:

	Year Ended December 31,
	2002	2003
Audit Fees	$121,000	148,500
Audit Related Fees (1)	30,000	75,000
Tax Fees (2)	55,000	80,000
All Other Fees (3)	23,550	---

(1)	Primarily for audit related work pertaining to the Company's employee benefit plans.
(2)	Primarily for tax compliance, tax advice and tax return preparation services.
(3)	Primarily for consultations related to the Company's health plan.

          The Company's Audit Committee pre-approves all audit and permissible non-audit services provided by the Company's independent auditors. These services may include audit services, audit-related services, tax services and other services. Prior to engaging the Company's independent auditors to render an audit or permissible non-audit service, the Audit Committee specifically approves the engagement to render that service. Accordingly, the

NEXT PAGE

Company does not engage its independent auditors to render audit or permissible non-audit services pursuant to pre-approval policies or procedures or otherwise, unless the engagement to provide such services has been approved by the Audit Committee in advance. The engagement of KPMG LLP to render 100 percent of the services described in the categories above was approved by the Audit Committee in advance of the rendering of those services.

NEXT PAGE

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WARWICK COMMUNITY BANCORP, INC.
Dated: April 30, 2004	By:	/s/ Fred G. Kowal Fred G. Kowal Chairman of the Board and Chief Executive Officer

NEXT PAGE

WARWICK COMMUNITY BANCORP, INC.

INDEX TO EXHIBITS

Exhibit No.	Document

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
32	Section 1350 Certifications

END