Form 10-Q
period 2004-03-31
WARWICK COMMUNITY BANCORP INC
filed 2004-05-10
CIK 1046209

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004
OR
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

YES   X              NO

            As of May 10, 2004, there were 4,523,143 shares of the registrant's common stock outstanding.

NEXT PAGE

FORM 10-Q
Warwick Community Bancorp, Inc.
INDEX
		Page
PART I - FINANCIAL INFORMATION		Number

Item 1.	Financial Statements -- Unaudited

	Consolidated Statements of Financial Condition at March 31, 2004 and December 31, 2003	4

	Consolidated Statements of Income for the three months ended March 31, 2004 and 2003	5

	Consolidated Statement of Changes in Equity for the three months ended March 31, 2004 and 2003	6

	Consolidated Statements of Cash Flows for the three months ended March 31, 2004 and 2003	7

	Notes to Unaudited Consolidated Financial Statements	8-12

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12-20

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21

Item 4.	Controls and Procedures	21

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchase of Securities	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Submission of Matters to a Vote of Security Holders	22

Item 5.	Other Information	22

Item 6.	Exhibits and Reports on Form 8-K	22

Signature Page		23

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

NEXT PAGE

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements - Unaudited

WARWICK COMMUNITY BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
	March 31, 2004	December 31, 2003
	(Dollars in thousands)
ASSETS
Cash on hand and in banks	$ 69,200	$ 55,344
Securities:
Available-for-sale, at fair value	316,823	337,705
Held-to-maturity, at amortized cost (fair value of $2,834 at March 31, 2004 and $3,185 at December 31, 2003)	2,830	3,178
Total securities	319,653	340,883
Real estate loans, net	247,832	255,078
Consumer loans, net	43,776	45,564
Commercial business loans, net	30,244	25,261
Total loans	321,852	325,903
Allowance for loan losses	(7,658)	(4,925)
Total loans, net	314,194	320,978
Accrued interest receivable	3,188	3,229
Federal Home Loan Bank stock	8,925	9,175
Bank premises ∓ equipment, net	9,419	9,416
Other real estate owned, net	499	505
Bank owned life insurance	12,973	12,801
Goodwill and other intangible assets	2,351	2,402
Other assets available for sale	601	---
Other assets	5,631	5,263
Total assets	$746,634	$759,996

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Time	$ 94,601	$ 98,163
Money market	65,423	70,120
Savings and NOW	248,159	248,306
Non-interest-bearing checking	69,675	70,983
Total depositor accounts	477,858	487,572
Mortgage escrow funds	1,549	1,878
Accrued interest payable	1,121	1,191
Federal Home Loan Bank advances	178,495	183,495
Other liabilities	12,515	12,026
Total liabilities	671,538	686,162

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 5,000,000 authorized; none issued	---	---
Common stock, $.01 par value; 15,000,000 shares authorized; 6,742,465 and 6,739,465 shares issued as of March 31, 2004 and December 31, 2003, respectively; 4,498,724 and 4,495,724 shares outstanding as of March 31, 2004 and December 31, 2003, respectively	67	67
Additional paid-in capital	67,635	67,329
Retained earnings	49,525	51,580
Accumulated other comprehensive income, net	1,313	(1,365)
Unallocated ESOP common stock	(2,997)	(3,221)
Unearned RRP common stock	(914)	(1,023)
	114,629	113,367
Treasury stock (2,243,741 and 2,243,741 shares at March 31, 2004 and December 31, 2003, respectively)	(39,533)	(39,533)
Total stockholders' equity	75,096	73,834
Total liabilities and stockholders' equity	$746,634	$759,996
See accompanying Notes to Unaudited Financial Statements.

NEXT PAGE

WARWICK COMMUNITY BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended March 31,
	2004	2003
	(In thousands, except per share amounts)
Interest Income:
Interest on loans	$ 5,391	$ 7,859
Interest and dividends on securities	3,571	2,940
Interest on short-term money market instruments	82	113
Total interest income	9,044	10,912

Interest Expense:
Time deposits	477	771
Money market deposits	146	275
Savings and NOW deposits	590	1,108
Mortgagors' escrow deposits	6	13
Borrowed funds	2,311	2,790
Total interest expense	3,530	4,957
Net interest income	5,514	5,955

Provision for Loan Losses	(3,423)	(80)
Net interest income after provision for loan losses	2,091	5,875

Non-Interest Income:
Service and fee income	1,232	1,429
Gain on securities transactions	---	123
Net gain on sale of loans	16	135
Other income	172	198
Total non-interest income	1,420	1,885

Non-Interest Expense:
Salaries and employee benefits	2,859	2,649
FDIC insurance	21	20
Occupancy	566	537
Data processing	375	333
Advertising	54	54
Professional fees	791	193
Other	843	756
Total non-interest expense	5,509	4,542

Income(loss) before provision (benefit)for income taxes	(1,998)	3,218
Provision (benefit) for Income Taxes	(617)	1,241
Net income (loss)	$(1,381)	$ 1,977

Weighted Average:
Common shares	4,248	4,424
Dilutive stock options	---	230
	4,248	4,654
Earnings(loss) per Share:
Basic	$ (0.33)	$ 0.45
Diluted	$ (0.33)	$ 0.42

See accompanying Notes to Unaudited Financial Statements.

NEXT PAGE

WARWICK COMMUNITY BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Unallocated Common Stock Held by ESOP	Unearned Common Stock Held by RRP	Treasury Stock	Comprehensive Income (Loss)
	(In thousands)

BALANCE, December 31, 2002	$66	$64,518	$47,855	$585	$(4,069)	$(1,488)	$ (26,359)
Net Income, January 1, 2003 - March 31, 2003	---	---	1,977	---	---	---	---	$1,977
Unrealized appreciation on securities available-for-sale, net	---	---	---	95	---	---	---	95
Comprehensive income								$2,072
Purchase of treasury stock	---	---	---	---	---	---	(5,603)
Allocation of ESOP stock	---	212	---	---	209	---	---
Cash dividends paid	---	---	(677)	---	---	---	---
Stock option plan	---	23	---	---	---	---	4
Earned portion of RRP	---	---	---	---	---	123	---
BALANCE, March 31, 2003	$66	$64,753	$49,155	$680	$(3,860)	$(1,365)	$(31,958)
BALANCE, December 31, 2003	$67	$67,329	$51,580	$(1,365)	$(3,221)	$(1,023)	$(39,533)
Net Loss, January 1, 2004 - March 31, 2004	---	---	(1,381)	---	---	---	---	$(1,381)
Unrealized appreciation on securities available-for-sale, net	---	---	---	2,678	---	---	---	2,678
Comprehensive income								$1,297
Purchase of treasury stock	---	---	---	---	---	---	---
Allocation of ESOP stock	---	255	---	---	224	---	---
Cash dividends paid	---	---	(674)	---	---	---	---
Stock option plan	---	51	---	---	---	---	---
Earned portion of RRP	---	---	---	---	---	109	---
BALANCE, March 31, 2004	$67	$67,635	$49,525	$1,313	$(2,997)	$(914)	$(39,533)
See accompanying Notes to Unaudited Financial Statements.

NEXT PAGE

WARWICK COMMUNITY BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2004	2003
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ (1,381)	$ 1,977
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	226	205
Amortization of core deposit intangibles	52	52
Net amortization on investment securities, net	459	748
Net decrease (increase) in accrued interest receivable	41	(153)
Net decrease (increase) BOLI, other real estate and other assets	(1,135)	507
Provision for loan losses	3,423	80
Net gain on sales of loans	(16)	(135)
Mortgage loans originated for sale	(6,076)	(20,303)
Proceeds from mortgage loan sales	4,548	21,593
Net gain on sales of securities	---	(123)
Net decrease in accrued interest payable	(70)	(30)
Net increase (decrease) in accrued expenses and other liabilities	489	(760)
Total reconciliation adjustments	1,941	1,681
Net cash provided by operating activities	560	3,658
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and calls of securities	9,028	1,934
Purchases of securities	(3,578)	(115,182)
Proceeds from sale of securities available-for-sale	---	2,180
Principal repayments from mortgage-backed securities	19,872	30,232
Redemption of Federal Home Loan Bank capital stock	250	375
Net decrease in loans	3,286	33,928
Purchases of fixed assets, net	(229)	(166)
Net cash provided by (used in) investing activities	28,629	(46,699)
CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease)increase in deposits	(9,714)	56,443
Net decrease in escrow deposits	(329)	(501)
Net decrease in borrowed funds	(5,000)	(2,000)
Dividends on common stock	(674)	(677)
Purchase of treasury stock	---	(5,603)
Stock options exercised	51	25
ESOP allocation	224	210
Earned portion of RRP.	109	123
Net cash (used in) provided by financing activities	(15,333)	48,020
Net increase in cash	13,856	4,979
Cash and Cash Equivalents, beginning of year	55,344	59,667
Cash and Cash Equivalents, end of period	$ 69,200	$ 64,646
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for-
Interest on deposits and borrowed funds	$ 3,600	$ 4,987
Income taxes	84	728

See accompanying Notes to Unaudited Financial Statements.

NEXT PAGE

WARWICK COMMUNITY BANCORP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the December 31, 2003 Annual Report on Form 10-K, filed on March 15, 2004.

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

          The unaudited consolidated financial statements included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results of operations that may be expected for the entire year ending December 31, 2004.

          Earnings (Loss) Per Share

           Basic earnings (loss)per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period, adjusted for the unallocated portion of the shares held by the Warwick Community Bancorp, Inc. Employee Stock Ownership Plan ("ESOP") in accordance with American Institute of Certified Public Accountants ("AICPA") Statement of Position 93-6, "Employers Accounting for Employee Stock Ownership Plans," and unearned shares held by the Recognition and Retention Plan of Warwick Community Bancorp, Inc. ("RRP"). Diluted earnings (loss) per share, which reflects the potential dilution that could occur if outstanding stock options were exercised and resulted in the issuance of common stock that then shared in the earnings of the Company, is computed by dividing net income (loss) by the weighted average number of common shares and dilutive instruments.

	For the Three Months Ended March 31,
	2004	2003
	(In thousands, except per share amounts)
Net income (loss)	$(1,381)	$1,977

Basic weighted-average common shares outstanding	4,248	4,424
Plus: Dilutive stock options	---	230
Diluted weighted-average common shares outstanding	4,248	4,654

Net income(loss) per common share:
Basic	$ (0.33)	$ 0.45
Diluted	$ (0.33)	$ 0.42

NEXT PAGE

          Stock-Based Compensation

          At March 31, 2004, the Company had stock-based employee compensation plans, including a stock option plan. The Company accounts for this stock option plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

	For the Three Months Ended March 31,
	2004	2003
	(In thousands, except per share amounts)
Net (loss) income, as reported	$(1,381)	$1,977
Add: Stock-based compensation expense included in reported net income, net of related tax effects	75	76
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effect	(98)	(235)

Pro forma net (loss) income	$(1,404)	$1,818

(Loss) earnings per share:
Basic-as reported	$(0.33)	$0.45
Basic-pro forma	$(0.33)	$0.41

Diluted-as reported	$(0.33)	$0.42
Diluted-pro forma	$(0.33)	$0.39
There are 395,895 options that are currently exercisable. The fair value of each option was estimated on the date granted using the Black-Scholes option pricing model. There were no options granted during the first quarter of 2004. The fair value of the options granted in 2003 and 2002 was estimated to be $5.86 and $7.25, respectively. The following weighted-average assumptions were used for grants in 2003 and 2002: risk free interest rate of 1.96% and 4.49%; expected dividend yield of 1.2%; expected life of five years; and expected volatility of 25.87% and 28.75%.

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

NEXT PAGE

2.          Agreement to Merge with Provident Bancorp, Inc.

          On March 16, 2004, the Company announced that it had executed a definitive agreement with Provident Bancorp, Inc. ("Provident") in which Provident will acquire the Company in exchange for cash and stock. The transaction was valued at approximately $153.4 million based upon the March 15 closing price for Provident. The total value of the transaction, and the implied value of the stock portion of the merger consideration, will fluctuate prior to completion of the merger as a result of fluctuations in the market price of Provident common stock prior to closing. Under the terms of the agreement, stockholders of the Company will be entitled to receive either cash or shares of Provident common stock, subject to election and allocation procedures which are intended to ensure that, in the aggregate, 50% of the shares of the Company are converted into the right to receive cash of $32.26 per share and that 50% are converted into the right to receive 2.781 shares of Provident common stock. It is currently anticipated that the merger will close in the fourth quarter of 2004 and is subject to receiving requisite regulatory and shareholder approvals and other customary conditions.

3.          Loan Portfolio Composition

          The following table sets forth the composition of the Company's loan portfolio in dollar amounts and percentage of the portfolio at the dates indicated.

	At March 31, 2004		At December 31, 2003
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real Estate Loans:
One- to four-family	$ 86,057	26.80%	$ 96,286	29.61%
One-to four-family held for sale	1,997	0.62	445	0.14
Multi family and commercial real estate	154,605	48.14	154,180	47.41
Construction and development	5,158	1.61	4,118	1.27
Total real estate loans	247,817	77.17	255,029	78.43
Commercial business loans	30,236	9.42	25,253	7.77
Consumer loans:
Automobile	14,510	4.52	17,562	5.40
Home equity	27,748	8.64	26,588	8.18
Other consumer loans	817	0.25	735	0.22
Total consumer loans	43,075	13.41	44,885	13.80
Total loans	321,128	100.00%	325,167	100.00%
Premiums and deferred loan costs, net	724		736
Allowance for loan losses	(7,658)		(4,925)
Total loans, net	$314,194		$320,978

NEXT PAGE

4.          Non-Performing Assets

          The following table sets forth information regarding non-accrual loans, other past due loans, other real estate owned and other assets available for sale at the dates indicated.

	March 31, 2004	December 31, 2003
	(Dollars in thousands)
Non-accrual loans:
One- to four-family	$2,066	$1,460
Multi family and commercial real estate	---	---
Commercial business loans	---	---
Consumer loans	37	11
Total non-accrual loans	2,103	1,471
Accruing loans delinquent 90 days or more:
One- to four-family	---	740
Commercial business loans	119	---
Total	119	740
Total non-performing loans	2,222	2,211
Foreclosed real estate:
One- to four-family	499	505
Total	499	505
Other assets available for sale	601	---
Total non-performing assets	$3,322	$2,716
Non-performing loans to total loans	0.69%	0.68%
Total non-performing assets to total assets	0.44%	0.36%

          At March 31, 2004, the Company had $13.7 million in automobile leases originated through a third party. Substantially all of these leases are scheduled to expire in 2004 and no leases have been originated since August 30, 2001. The third party originating the leases is responsible for any shortfall between the loan amount and the proceeds from any insurance and the sale of the automobiles. In March 2004, the Company learned that this third party does not have the financial capability to pay any such shortfall. The Company has reviewed the actual sales prices of terminated lease vehicles as well as an independent assessment of the anticipated value of the automobiles as they become available for sale throughout 2004. The Company used this information to determine the appropriate provision for losses on this portion of its portfolio. At March 31, 2004, the total allowance for loan losses on the Company's automobile lease portfolio represented 29.9% of the outstanding balance of the portfolio, or $4.1 million. As leases terminate, the Company charges the allowance for loan losses for the difference between the recorded book value and the anticipated value of the automobiles and transfers the remaining book value from loans to other assets available for sale. Upon final sale of the automobile, a gain or loss may be recognized. During the quarter ended March 31, 2004, $1.3 million of leases terminated, $680,000 was charged to the allowance for loan losses and $601,000 was transferred to other assets available for sale. The Company intends to continue to monitor the sales prices and anticipated value of the automobiles coming off lease and will record additional provisions for loss as and if appropriate.

NEXT PAGE

5.          Allowance for Loan Losses

          The following table sets forth the activity in the Company's allowance for loan losses at and for the periods indicated.

	Three Months Ended March 31,		Year Ended December 31,
	2004	2003	2003
	(Dollars in thousands)
Allowance for loan losses:
Balance at beginning of period	$4,925	$4,932	$4,932
Charge-offs:
Commercial business	---	---	112
Consumer loans	691	9	30
Total charge-offs	691	9	142
Recoveries:
Commercial business	---	---	19
Consumer loans	1	10	26
Total recoveries	1	10	45

Provision for loan losses	3,423	80	90
Balance at end of Period	$7,658	$5,013	$4,925

Ratio of net charge-offs during the period to average loans outstanding	0.21%	---	0.03%
Ratio of allowance for loan losses to total loans at end of period	2.38%	1.16%	1.51%
Ratio of allowance for loan losses to non- performing loans	344.64%	200.48%	222.75%

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

NEXT PAGE

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

          The allowance for loan losses is based upon management's evaluation of the adequacy of the allowance, including an assessment of known and inherent risks in the portfolio, giving consideration to the size and composition of the loan portfolio, actual loan loss experience, level of delinquencies, detailed analysis of individual loans for which full collectibility may not be assured, the existence and estimated net realizable value of any underlying collateral and guarantees securing the loans, and current economic and market conditions. Although management uses the best information available to it, the level of the allowance for loan losses remains an estimate which is subject to significant judgment and short-term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to make additional provisions for loan losses based upon information available to them at the time of their examination. Furthermore, the majority of the Company's loans are secured by real estate in the states of New York and New Jersey. Accordingly, the collectibility of a substantial portion of the carrying value of the Company's loan portfolio is susceptible to changes in local market conditions and may be adversely affected should real estate values decline or the New York and New Jersey areas experience adverse economic shock. Further adjustments to the allowance for loan losses may be necessary due to economic, operating, regulatory and other conditions beyond the Company's control.

Financial Condition

          Total assets. Total assets as of March 31, 2004 were $746.6 million, a decrease of $13.4 million, or 1.76%, from total assets of $760.0 million at December 31, 2003. Average total assets for the three months ended March 31, 2004 were $747.2 million, a decrease of $54.5 million, or 6.8%, from average total assets of $801.7 million at March 31, 2003.

          Total securities. Total securities decreased by $21.2 million, or 6.2%, to $319.7 million at March 31, 2004 from $340.9 million at December 31, 2003. Securities available for sale decreased by $20.9 million, or 6.2%, primarily as the result of the prepayments on its mortgage-backed securities portfolio coupled with investment security calls due to the prevailing low interest rate environment.

NEXT PAGE

          Net loans. Net loans as of March 31, 2004 were $314.2 million, a decrease of $6.8 million , or 2.1%, from net loans of $321.0 million at December 31, 2003. The decrease in net loans was primarily attributable to the $8.7 million decrease in one-to four- family real estate loans resulting from very high loan repayments.

          Deposits. Deposits as of March 31, 2004 were $477.8 million, down $9.7 million, or 2.0%, from December 31, 2003. Savings and NOW account balances, which totaled $248.2 million at March 31, 2004, represented 51.9% of deposits as of that date, compared with 50.9% at December 31, 2003. Demand accounts totaled $69.7 million and represented 14.6% of total deposits at March 31, 2004, the same as December 31, 2003. Money market account balances, which totaled $65.4 million at March 31, 2004, represented 13.7% of deposits as of that date, compared to 14.4% at December 31, 2003. Time certificates declined to 19.8% of deposits at March 31, 2004 from 20.1% at December 31, 2003.

          FHLBNY advances. Advances from the FHLBNY decreased $5.0 million, or 2.7%, to $178.5 million at March 31, 2004 from $183.5 million at December 31, 2003. The decrease in borrowings was funded with the cash flows from loan and security repayments as set forth above.

          Stockholders' Equity. Stockholders' equity increased $1.3 million to $75.1 million at March 31, 2004, compared to $73.8 million at December 31, 2003. The increase was primarily due to the increase of $2.7 million in the after-tax unrealized gains on securities available for sale. In addition, equity increased $638,000 due to the allocation of employee stock ownership plan shares and the vesting of shares issued under the Company's recognition and retention plan. Partially offsetting these increases was a net loss of $1.4 million and the payment of cash dividends of $674,000 at March 31, 2004.

          During the first quarter of 2004, the Company did not repurchase any of its common stock. On April 21, 2004, the Company declared a dividend on its common stock of $0.15 per share of common stock. The dividend will be paid on May 14, 2004 to stockholders of record on May 3, 2004.

Analysis of Net Interest Income

          Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

NEXT PAGE

          Average Balance Sheets. The following table shows average balances, interest earned or paid, and average interest rates for the periods indicated. Such yields and costs were derived by dividing interest income or expense by the average balance of assets or liabilities, respectively, for the periods shown. The yields include deferred fees and discounts, which are considered yield adjustments. Average balances were computed based on average daily balances.

	Three Months Ended March 31,
	2004			2003
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets:	(Dollars in thousands)
Interest-earning assets:
One-to four-family loans, net(1)	$ 92,433	$1,572	6.80%	$221,791	$ 3,815	6.88%
Multi family and commercial real estate loans, net(1)	158,097	2,800	7.08	154,413	2,806	7.27
Commercial business loans, net(1)	27,843	348	5.00	26,672	411	6.16
Consumer loans, net(1)	45,442	671	5.91	49,630	827	6.67
Mortgage-backed securities	138,293	1,580	4.57	158,740	1,714	4.32
Collateralized mortgage obligations	118,664	1,050	3.54	41,909	422	4.03
Interest earning accounts at banks	39,047	82	0.84	44,206	113	1.02
Investment securities	84,477	941	4.46	60,373	804	5.33
Total interest-earning assets	704,296	9,044	5.14	757,734	10,912	5.76
Non-interest earning assets	42,907			43,934
Total assets	$747,203			$801,668
Liabilities and stockholders' equity:
Interest-bearing liabilities:
Savings and NOW deposits	$263,871	590	0.89%	$233,579	1,108	1.90%
Mortgagor's escrow deposits	1,493	6	1.61	2,379	13	2.19
Money market accounts	66,595	146	0.88	82,087	275	1.34
Time deposits	95,909	477	1.99	113,675	771	2.71
Total deposits	427,868	1,219	1.14	431,720	2,167	2.01
Borrowed funds	180,033	2,311	5.13	216,556	2,790	5.15
Total interest-bearing liabilities	607,901	3,530	2.32	648,276	4,957	3.06
Non-interest bearing liabilities	64,013			73,927
Total liabilities	671,914			722,203
Stockholders' equity	75,289			79,465
Total liabilities and stockholders' equity	$747,203			$801,668
Net interest income/interest rate spread		$5,514	2.82%		$5,955	2.70%
Net interest-earning assets/net interest margin	$96,395		3.13%	$109,458		3.14%

Ratio of interest-earning assets to interest-bearing liabilities			115.86%			116.88%

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

	Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003
	Increase (Decrease) in Net Interest Income Due to
	Volume	Rate	Net
	(In thousands)
Interest-earning assets:
One-to four-family loans, net	$(2,225)	$ (18)	$(2,243)
Multi family and commercial real estate loans, net	67	(73)	(6)
Commercial business loans, net	18	(81)	(63)
Consumer loans, net	(70)	(86)	(156)
Mortgage-backed securities	(221)	87	(134)
Collateralized mortgage obligations	773	(145)	628
Interest earning accounts at banks	(13)	(18)	(31)
Investment securities	321	(184)	137
Total	(1,350)	(518)	(1,868)

Interest-bearing liabilities:
Savings and NOW deposits	144	(662)	(518)
Mortgagor's escrow deposits	(5)	(2)	(7)
Money market deposits	(52)	(77)	(129)
Time deposit	(120)	(174)	(294)
Borrowed funds	(471)	(8)	(479)
Total	(504)	(923)	(1,427)
Net change in net interest income	$ (846)	$ 405	$ (441)

Comparison of Operating Results for the Three Months Ended March 31, 2004 and 2003

          General. For the three months ended March 31, 2004, the Company recognized a net loss of $1.4 million, or $0.33 per diluted share, as compared to net income of $2.0 million, or $0.42 per diluted share, for the three months ended March 31, 2003, which represents a $3.4 million decrease. The decrease was due to the $3.4 million provision for loan loss that was taken in the first quarter as a result of an assessment of the Company's automobile lease portfolio. For the first quarter ended March 31, 2004, annualized return on average assets ("ROAA") and annualized return on average equity ("ROAE") were (0.74%) and (7.34)%, respectively. The ROAA and ROAE for the corresponding quarter of 2003 were 0.99% and 9.95%, respectively.

NEXT PAGE

          Interest Income. Interest income amounted to $9.0 million for the three months ended March 31, 2004, as compared to $10.9 million for the three months ended March 31, 2003. This decrease of $1.9 million, or 17.1%, reflects the impact of the Federal Reserve Bank's interest rate reductions, which led to a significant increase in one-to four-family mortgage loan and mortgage-backed securities prepayments that were reinvested at lower yields. The Company chose to reinvest these funds primarily in agency mortgage-backed securities and agency collateralized mortgage obligations at relatively lower yields rather than in long-term fixed-rate residential mortgages in order to manage its exposure to rising rates. Average interest-earning assets for the quarter ended March 31, 2004 decreased $53.4 million, or 7.0% over average interest-earning assets for the quarter ended March 31, 2003. Average loan balances decreased by $128.7 million for the quarter ended March 31, 2004 while the average balances of securities and other earning assets grew by $75.3 million. Average yields on interest-earning assets fell by 62 basis points to 5.14% for the quarter ended March 31, 2004 from 5.76% for the comparable period in 2003.

          Interest Expense. Total interest expense for the three-month period ended March 31, 2004 decreased by $1.4 million when compared to the same three-month period one year earlier. The decrease was primarily due to the decrease in the average balance of borrowed funds, lower rates paid on interest-bearing deposits, and a higher concentration of non-interest-bearing and low interest-bearing deposits in 2004. Average rates paid on interest-bearing liabilities for the three-month period ended March 31, 2004 declined 74 basis points to 2.32% from 3.06% the prior year. Partially offsetting these decreases was the increase of $30.3 million in the average balance of savings and NOW deposits.

          Net Interest Income. Net interest income for the three months ended March 31, 2004 decreased $441,000, or 7.4%, to $5.5 million compared to $5.9 million for the three months ended March 31, 2003, which was due primarily to the $129.3 million decrease in average one-to four-family loans. Net interest margin is net interest income expressed as a percentage of total average earning assets. For the quarter ended March 31, 2004, the net interest margin was 3.13% as compared to 3.14% for the quarter ended March 31, 2003. Average interest-earning assets decreased $53.4 million from $757.7 million for the quarter ended March 31, 2003 to $704.3 million for the quarter ended March 31, 2004, while average interest-bearing liabilities decreased $40.4 million from $648.3 million to $607.9 million for the same period.

          Provision for Loan Losses. The provision for loan losses for the three months ended March 31, 2004 increased $3.4 million compared to the three months ended March 31, 2003. The increase in the provision was a result of the assessment done of the automobile leases, as well as management's assessment of the loan portfolio and its assessment of the local economy and market conditions and the adequacy of the allowance for loan losses.

          At March 31, 2004, the Company had $13.7 million in automobile leases originated through a third party. Substantially all of these leases are scheduled to expire in 2004 and no leases have been originated since August 30, 2001. The third party originating the leases is responsible for any shortfall between the loan amount and the proceeds from any insurance and the sale of the automobiles. In March 2004, the Company learned that this third party does not have the financial capability to pay any such shortfall. The Company has reviewed the actual sales prices of terminated lease vehicles as well as an independent assessment of the anticipated value of the automobiles as they become available for sale throughout 2004. The Company used this information to determine the appropriate provision for losses on this portion of its portfolio. At March 31, 2004, the total allowance for loan losses on the Company's automobile lease portfolio represented 29.9% of the outstanding balance of the portfolio, or $4.1 million. As leases terminate, the Company charges the allowance for loan losses for the difference between the recorded book value and the anticipated value of the automobiles and transfers the remaining book value

NEXT PAGE

from loans to other assets available for sale. Upon final sale of the automobile, a gain or loss may be recognized. During the quarter ended March 31, 2004, $1.3 million of leases terminated, $680,000 was charged to the allowance for loan losses and $601,000 was transferred to other assets available for sale. The Company intends to continue to monitor the sales prices and anticipated value of the automobiles coming off lease and will record additional provisions for loss as and if appropriate. The net after tax amount of the proceeds from the sales of automobiles in this portfolio may be paid as a special cash dividend to shareholders pursuant to provisions of the previously announced merger agreement between the Company and Provident Bancorp. The amount of this dividend will depend on the performance of the auto lease portfolio and the merger agreement provides that the dividend payment cannot exceed approximately $7.8 million. There can be no assurance as to the amount or timing of the dividend, or whether any dividend will be payable.

          Non-Interest Income. Non-interest income, net, for the quarters ended March 31, 2004 and 2003 totaled $1.4 million and $1.9 million, respectively. Service and fee income, net gain on securities transactions and net gain on sale of loans decreased $197,000, $123,000 and $119,000, respectively, for the quarter ended March 31, 2004, as compared to the quarter ended March 31, 2003. The decrease in service and fee income resulted primarily from the decrease in loan prepayment penalties and deposit fee income.

          Non-Interest Expense. Non-interest expense for the three-months ended March 31, 2004 increased $967,000 when compared to the same period in 2003. Professional fees increased $598,000 due to merger costs incurred. Salaries and employee benefits increased $210,000 for the quarter ended March 31, 2004. The increase in salaries and employee benefits was primarily related to annual merit increases, staff for the new branch in Goshen which opened in June 2003 and the increase in medical claims. Partially offsetting this increase was reduced pension costs, a reduction in post retirement health care cost and a decrease in the cost of stock-based compensation plans.

          Provision (benefit) for Income Taxes. The $1.9 million decrease in the provision for income taxes for the three-month period ended March 31, 2004, as compared to the three-month period ended March 31, 2003, was primarily attributable to the 162.1% decrease in pre-tax income. The applicable tax rates for the first quarter of 2004 and 2003 were (30.88)% and 38.56%, respectively.

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

NEXT PAGE

and commercial real estate and commercial business loans, a variety of consumer loans, the purchase of mortgage-backed securities and debt and equity securities and the funding of mortgage loans originated for sale. The Company's investing activities are funded primarily by net deposit inflows, sales of loans and securities and principal repayments on loans and securities.

          At March 31, 2004, loan origination commitments totaled $15.4 million and the unadvanced/unused portion of lines of credit totaled $41.9 million. Management of the Company believes it will have sufficient funds available to meet its current originations and other lending commitments.

          Deposit flows are generally affected by the level of market interest rates, the interest rates and other conditions on deposit products offered by the Company's banking competitors, and other factors. The net decrease in total deposits was $9.7 million for the quarter ended March 31, 2004. Certificates of deposit scheduled to mature in under one year from March 31, 2004 totaled $72.0 million. Based on historical experience and pricing strategy, management believes that a significant portion of such deposits will remain with the Company.

          The Warwick Savings Bank and Towne Center Bank maintain appropriate levels of liquid assets. As a member of the FHLBNY, Warwick Savings has the availability of a line of credit in the amount of $36.2 million on an over-night basis. In accordance with the FHLBNY's credit policy, the Company now has total credit facilities available of nearly $56.0 million, inclusive of the aforementioned amounts, before the delivery of qualifying collateral is required. Additionally, the Company has another source of liquidity if the need arises which is to borrow up to $5 million from a commercial bank on an unsecured basis.

          At March 31, 2004, the Company had cash and due from banks of $69.2 million and securities available for sale of $316.8 million. Management believes these amounts, together with the Company's borrowing capabilities, to be more than adequate to meet its short-term cash needs.

          The Company's liquidity is available to, among other things, support future expansion of operations or diversification into other banking related businesses, pay dividends or repurchase its common stock. Total dividends declared and paid for the three-months ended March 31, 2004 aggregated $0.15 per share, or a total of $674,000. The declaration and payment of dividends are subject to, among other things, Warwick's financial condition and results of operations, regulatory capital requirements, tax considerations, industry standards, economic conditions, regulatory restrictions, general business practices and other factors.

Regulatory Capital Position

          The Company's primary regulator, the Federal Reserve Board (the "Federal Reserve") which regulates bank holding companies, has issued guidelines classifying and defining bank holding company capital into the following components: (1) Tier I capital, which includes tangible stockholders' equity for common stock and certain perpetual preferred stock, and (2) Tier II capital, which includes a portion of the allowance for loan losses and preferred stock that does not qualify as Tier I capital. The risk-based capital guidelines require financial institution holding companies to maintain specific capital levels according to defined credit risk factors (risk-adjusted assets). As of March 31, 2004, the minimum Tier I and combined Tier I and Tier II capital ratios required by the Federal Reserve for capital adequacy were 4% and 8%, respectively.

NEXT PAGE

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

The following table shows Warwick Savings' regulatory capital positions and ratios at March 31, 2004.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Percent	Amount	Percent	Amount	Percent
Total Capital (to risk-weighted assets)	$59,493	16.98%	$28,032	8.00%	$35,040	10.00%
Tier 1 Capital (to risk-weighted assets)	55,007	15.70	14,016	4.00	21,024	6.00
Tier 1 Capital (to average assets)	55,007	7.38	28,087	4.00	35,108	5.00

The following table shows the Parent Company's regulatory capital positions and ratios as of March 31, 2004.

	Actual Capital		For Capital Adequacy Purposes		To Be Well Capitalized
	Amount	Percent	Amount	Percent	Amount	Percent
Total Capital (to risk-weighted assets)	$75,564	19.44%	$31,092	8.00%	$38,864	10.00%
Tier 1 Capital (to risk-weighted assets)	70,551	18.15	15,546	4.00	23,319	6.00
Tier 1 Capital (to average assets)	70,551	9.47	29,794	4.00	N/A	N/A

NEXT PAGE

Item 3.  Quantitative And Qualitative Disclosures About Market Risk

          Quantitative and qualitative disclosure about market risk is presented at December 31, 2003 in the Company's Annual Report on Form 10-K, which was filed with the SEC on March 15, 2004. There have been no material changes in the Company's market risk at March 31, 2004 as compared to December 31, 2003. The Company's most significant form of market risk is interest rate risk, as the majority of its assets and liabilities are sensitive to changes in interest rates. As noted in Item 2, Management's Discussion and Analysis, the decrease in the Company's net interest income is due, in part, to the relative changes in yield and cost of the Company's assets and liabilities as a result of the decreasing market interest rates in 2002 and into 2003. Should market interest rates increase, the cost of interest-bearing liabilities may increase faster than the rates on interest-earning assets. Conversely, should market interest rates fall significantly below current levels, the Company's net interest margin may also be negatively impacted. Market risk is reviewed quarterly by the Company's Asset Liability Committee.

Item 4.  Controls and Procedures

          Evaluation of Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Section 13(a)-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) as of March 31, 2004 was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no changes in internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

NEXT PAGE

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is involved in legal proceedings incurred in the normal course of business. In the opinion of management, none of these proceedings are expected to have a material effect on the consolidated financial position or results of operations of the Company.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchase of Equity Securities

Not applicable.

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

See Index to Exhibits.

(b) Reports on Form 8-K

On March 16, 2004, the Company filed a Form 8-K, dated March 18, 2004, with the SEC announcing the execution of a definitive merger agreement with Provident Bancorp, Inc.

On April 9, 2004, the Company filed a Form 8-K, dated April 9, 2004, with the SEC announcing a new Annual Meeting date will be determined.

NEXT PAGE

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Warwick Community Bancorp, Inc.
(Registrant)

Date: May 10, 2004	By:	/s/ Fred G. Kowal Fred G. Kowal Chairman and Chief Executive Officer (Duly Authorized Officer)

Date: May 10, 2004	By:	/s/Arthur W. Budich Senior Vice President and Chief Financial Officer (Principal Financial Officer)

NEXT PAGE

INDEX TO EXHIBITS

Exhibit Number	Document

3.1	Certificate of Incorporation of Warwick Community Bancorp, Inc. (11)

3.2	Bylaws of Warwick Community Bancorp, Inc., as amended.

4.1	Certificate of Incorporation of Warwick Community Bancorp, Inc. (11)

4.2	Bylaws of Warwick Community Bancorp, Inc., as amended. See Exhibit 3.2.

4.3	Form of Stock Certificate of Warwick Community Bancorp, Inc. (1)

4.4	Rights Agreement between Warwick Community Bancorp, Inc. and Registrar and Transfer Company, dated as of October 17, 2000, as amended by Amendment No. One to the rights Agreement dated September 17, 2002 (6)

4.5	Form of Right Certificate (7)

4.6	Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock of Warwick Community Bancorp, Inc. (7)

10.1	Employment Agreement by and between Warwick Community Bancorp, Inc. and Fred G. Kowal (8)

10.2	Amendment No. 1 to the Employment Agreement by and between Warwick Community Bancorp, Inc. and Fred G. Kowal (10)

10.3	Employment Agreement by and between Warwick Community Bancorp, Inc. and Ronald J. Gentile (2)

10.4	First Amendment to Employment Agreement by and between Warwick Community Bancorp, Inc. and Ronald J. Gentile (4)

10.5	Employment Agreement by and between Warwick Community Bancorp, Inc. and Arthur W. Budich (2)

10.6	First Amendment to Employment Agreement by and between Warwick Community Bancorp, Inc. and Arthur W. Budich (4)

10.7	Recognition and Retention Plan of Warwick Community Bancorp, Inc. (3)

10.8	First Amendment to the Recognition and Retention Plan of Warwick Community Bancorp, Inc. (5)

10.9	Second Amendment to the Recognition and Retention Plan of Warwick Community Bancorp, Inc. (8)

NEXT PAGE

10.10	Trust Agreement between Warwick Community Bancorp, Inc. and Orange County Trust Company for the Recognition and Retention Plan of Warwick Community Bancorp, Inc. (2)

10.11	Stock Option Plan of Warwick Community Bancorp, Inc. (3)

10.12	First Amendment to the Stock Option Plan of Warwick Community Bancorp, Inc. (5)

10.13	Form of Amended Stock Option Agreement for Directors under the Stock Option Plan of Warwick Community Bancorp, Inc (9)

10.14	Form of Amended Stock Option Agreement for Employees under the Stock Option Plan of Warwick Community Bancorp, Inc.(9)

10.15	Benefit Restoration Plan of The Warwick Savings Bank (1)

10.16	Grantor Trust Agreement by and between The Warwick Savings Bank and HSBC Bank USA for the Benefit Restoration Plan of The Warwick Savings Bank (2)

10.17	Change in Control Severance Plan of Warwick Community Bancorp, Inc. and Affiliates (9)

10.18	Supplemental Executive Retirement Plan of Warwick Community Bancorp, Inc. (12)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications.

(1)	Incorporated herein by reference to the Exhibits to the Company's Registration Statement on Form S-1, filed on September 19, 1997, Registration No. 333-36021.

(2)	Incorporated herein by reference to the Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1998.

(3)	Incorporated herein by reference to the Company's definitive Proxy Statement for the Special Meeting of Shareholders held on June 24, 1998.

(4)	Incorporated herein by reference to the Exhibits to the Company's Annual Report on Form 10-K for the transition period from June 1, 1998 to December 31, 1998.

(5)	Incorporated herein by reference to the Company's definitive Proxy Statement for the Annual Meeting of Shareholders held on April 20, 1999.

(6)	Incorporated herein by reference to the Exhibits to the Company's Registration Statement on Form 8-A, filed on October 18, 2000.

(7)	Incorporated herein by reference to the Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

NEXT PAGE

(8)	Incorporated herein by reference to the Exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(9)	Incorporated herein by reference to the Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(10)	Incorporated herein by reference to Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(11)	Incorporated herein by reference to the Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

(12)	Incorporated herein by reference to the Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

END