Form 10-Q
period 2004-06-30
WARWICK COMMUNITY BANCORP INC
filed 2004-08-09
CIK 1046209

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004
OR
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

YES   X              NO

As of August 9, 2004, there were 4,498,923 shares of the registrant's common stock outstanding.

NEXT PAGE
FORM 10-Q
Warwick Community Bancorp, Inc.
INDEX
		Page
PART I - FINANCIAL INFORMATION		Number

Item 1.	Financial Statements -- Unaudited

	Consolidated Statements of Financial Condition at June 30, 2004 and December 31, 2003	4

	Consolidated Statements of Operations for the three and six months ended June 30, 2004 and 2003	5

	Consolidated Statement of Changes in Equity for the six months ended June 30, 2004 and 2003	6

	Consolidated Statements of Cash Flows for the six months ended June 30, 2004 and 2003	7

	Notes to Unaudited Consolidated Financial Statements	8-12

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12-23

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23

Item 4.	Controls and Procedures	23

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchase of Equity Securities	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Submission of Matters to a Vote of Security Holders	24

Item 5.	Other Information	24

Item 6.	Exhibits and Reports on Form 8-K	24

Signature Page		25

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

NEXT PAGE

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements - Unaudited

WARWICK COMMUNITY BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
	June 30, 2004	December 31, 2003
	(Dollars in thousands)
ASSETS
Cash on hand and in banks	$ 70,842	$ 55,344
Securities:
Available-for-sale, at fair value	309,998	337,705
Held-to-maturity, at amortized cost (fair value of $2,402 at June 30, 2004 and $3,185 at December 31, 2003)	2,397	3,178
Total securities	312,395	340,883
Real estate loans, net	236,893	255,078
Consumer loans, net	30,264	45,564
Commercial business loans, net	27,295	25,261
Total loans	294,452	325,903
Allowance for loan losses	(3,660)	(4,925)
Total loans, net	290,792	320,978
Accrued interest receivable	2,891	3,229
Federal Home Loan Bank stock	8,600	9,175
Bank premises & equipment, net	9,227	9,416
Other real estate owned, net	96	505
Bank owned life insurance	13,144	12,801
Goodwill and other intangible assets	2,299	2,402
Other assets	7,667	5,263
Total assets	$717,953	$759,996

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Time	$ 91,619	$ 98,163
Money market	62,353	70,120
Savings and NOW	254,319	248,306
Non-interest-bearing checking	77,022	70,983
Total depositor accounts	485,313	487,572
Mortgage escrow funds	2,178	1,878
Accrued interest payable	988	1,191
Federal Home Loan Bank advances	152,100	183,495
Other liabilities	9,408	12,026
Total liabilities	649,987	686,162

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 5,000,000 authorized; none issued	---	---
Common stock, $.01 par value; 15,000,000 shares authorized; 6,767,083 and 6,739,465 shares issued as of June 30, 2004 and December 31, 2003, respectively; 4,498,923 and 4,495,724 shares outstanding as of June 30, 2004 and December 31, 2003, respectively	68	67
Additional paid-in capital	68,398	67,329
Retained earnings	48,417	51,580
Accumulated other comprehensive income, net	(5,046)	(1,365)
Unallocated ESOP common stock	(2,774)	(3,221)
Unearned RRP common stock	(804)	(1,023)
	108,259	113,367
Treasury stock (2,268,160 and 2,243,741 shares at June 30, 2004 and December 31, 2003, respectively)	(40,293)	(39,533)
Total stockholders' equity	67,966	73,834
Total liabilities and stockholders' equity	$717,953	$759,996

See accompanying Notes to Unaudited Financial Statements.

NEXT PAGE

WARWICK COMMUNITY BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
	(In thousands, except per share amounts)
Interest Income:
Interest on loans	$ 5,129	$ 7,096	$ 10,521	$ 14,956
Interest and dividends on securities	3,135	2,763	6,706	5,703
Interest on short-term money market instruments	139	69	221	182
Total interest income	8,403	9,928	17,448	20,841

Interest Expense:
Time deposits	433	695	909	1,466
Money market deposits	152	231	299	507
Savings and NOW deposits	598	877	1,188	1,986
Mortgagors' escrow deposits	9	17	15	30
Borrowed funds	2,254	2,782	4,564	5,571
Total interest expense	3,446	4,602	6,975	9,560
Net interest income	4,957	5,326	10,473	11,281

Provision for Loan Losses	(2,635)	(10)	(6,058)	(90)
Net interest income after provision for loan losses	2,322	5,316	4,415	11,191

Non-Interest Income:
Service and fee income	1,403	1,442	2,634	2,871
Gain on securities transactions	12	229	12	352
Net gain on sale of loans	53	129	69	265
Other income	154	77	326	274
Total non-interest income	1,622	1,877	3,041	3,762

Non-Interest Expense:
Salaries and employee benefits	2,504	2,489	5,363	5,139
FDIC insurance	21	20	42	40
Occupancy	568	521	1,134	1,062
Data processing	358	311	732	645
Advertising	33	99	87	153
Professional fees	554	259	1,407	452
Other	729	837	1,511	1,587
Total non-interest expense	4,767	4,536	10,276	9,078

Income(loss) before provision (benefit)for income taxes	(823)	2,657	(2,820)	5,875
Provision (benefit) for Income Taxes	(392)	971	(1,009)	2,212
Net income (loss)	$(431)	$ 1,686	$(1,811)	$ 3,663

Weighted Average:
Common shares	4,278	4,294	4,263	4,358
Dilutive stock options	---	237	---	234
	4,278	4,531	4,263	4,592
Earnings(loss) per Share:
Basic	$ (0.10)	$ 0.39	$ (0.42)	$ 0.84
Diluted	$ (0.10)	$ 0.37	$ (0.42)	$ 0.80

See accompanying Notes to Unaudited Financial Statements.

NEXT PAGE

WARWICK COMMUNITY BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Unallocated Common Stock Held by ESOP	Unearned Common Stock Held by RRP	Treasury Stock	Comprehensive Income (Loss)
	(In thousands)

BALANCE, December 31, 2002	$66	$64,518	$47,855	$ 585	$(4,069)	$(1,488)	$ (26,359)
Net Income, January 1, 2003 - June 30, 2003	---	---	3,663	---	---	---	---	$3,663
Unrealized appreciation on securities available-for-sale, net	---	---	---	1,130	---	---	---	1,130
Comprehensive income	---	---	---	---	---	---		$4,793
Purchase of treasury stock	---	---	---	---	---	---	(8,993)
Allocation of ESOP stock	---	436	---	---	419	---	---
Cash dividends paid	---	---	(1,373)	---	---	---	---
Stock option plan	---	30	---	---	---	---	4
Earned portion of RRP	--	126	--	--	--	246	--
BALANCE, June 30, 2003	$66	$65,110	$50,145	$ 1,715	$(3,650)	$(1,242)	$(35,348)
BALANCE, December 31, 2003	$67	$67,329	$51,580	$(1,365)	$(3,221)	$(1,023)	$(39,533)
Net Loss, January 1, 2004 - June 30, 2004	---	---	(1,811)	---	---	---	---	$ (1,811)
Unrealized appreciation on securities available-for-sale, net	---	---	---	(3,681)	---	---	---	(3,681)
Comprehensive income	---	---	---	---	---	---	---	$ (5,492)
Purchase of treasury stock	---	---	---	---	---	---	(760)
Allocation of ESOP stock	---	477	---	---	447	---	---
Cash dividends paid	---	---	(1,352)	---	---	---	---
Stock option plan.	1	462	---	---	---	---	---
Earned portion of RRP	--	130	--	--	--	219	--
BALANCE, June 30, 2004	$68	$68,398	$48,417	$(5,046)	$(2,774)	$(804)	$(40,293)

See accompanying Notes to Unaudited Financial Statements.

NEXT PAGE

WARWICK COMMUNITY BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2004	2003
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ (1,811)	$ 3,663
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	459	413
Amortization of core deposit intangibles	103	103
Net amortization on investment securities, net	1,050	2,407
Net decrease (increase) in accrued interest receivable	338	(316)
Net increase BOLI, other real estate and other assets	(2,338)	(260)
Provision for loan losses	6,058	90
Net gain on sales of loans	(69)	(265)
Mortgage loans originated for sale	(13,383)	(40,298)
Proceeds from mortgage loan sales	13,570	41,274
Net gain on sales of securities	(12)	(352)
Net decrease in accrued interest payable	(203)	(27)
Net increase (decrease) in accrued expenses and other liabilities	(2,618)	598
Total reconciliation adjustments	2,955	3,367
Net cash provided by operating activities	1,144	7,030
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and calls of securities	19,141	2,546
Purchases of securities	(48,605)	(256,034)
Proceeds from sale of securities available-for-sale	1,004	2,280
Principal repayments from mortgage-backed securities	49,866	84,389
Redemption (purchase) of Federal Home Loan Bank capital stock	575	(462)
Purchase of commercial loan portfolio	---	(3,097)
Net decrease in loans	26,980	83,074
Purchases of fixed assets, net	(270)	(606)
Net cash provided by (used in) investing activities	48,691	(87,910)
CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease)increase in deposits	(2,259)	33,454
Net increase in escrow deposits	300	141
Net (decrease) increase in borrowed funds	(31,395)	16,750
Dividends on common stock	(1,352)	(1,373)
Purchase of treasury stock	(760)	(8,993)
Stock options exercised	463	34
ESOP allocation	447	419
Earned portion of RRP	219	246
Net cash provided by (used in) financing activities	(34,337)	40,678
Net increase (decrease) in cash	15,498	(40,202)
Cash and Cash Equivalents, beginning of year	55,344	59,667
Cash and Cash Equivalents, end of period	$ 70,842	$ 19,465
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for-
Interest on deposits and borrowed funds	$ 7,178	$ 9,587
Income taxes	1,480	3,104

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

          The unaudited consolidated financial statements included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. The results of operations for the six months ended June 30, 2004 are not necessarily indicative of the results of operations that may be expected for the entire year ending December 31, 2004.

          Earnings (Loss) Per Share

           Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period, adjusted for the unallocated portion of the shares held by the Warwick Community Bancorp, Inc. Employee Stock Ownership Plan ("ESOP") in accordance with American Institute of Certified Public Accountants ("AICPA") Statement of Position 93-6, "Employers Accounting for Employee Stock Ownership Plans," and unearned shares held by the Recognition and Retention Plan of Warwick Community Bancorp, Inc. ("RRP"). Diluted earnings (loss) per share, which reflects the potential dilution that could occur if outstanding stock options were exercised and resulted in the issuance of common stock that then shared in the earnings of the Company, is computed by dividing net income (loss) by the weighted average number of common shares and dilutive instruments.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
	(In thousands, except per share amounts)

Net income (loss)	$(431)	$1,686	$(1,811)	$3,663

Basic weighted-average common shares outstanding	4,278	4,294	4,263	4,358
Plus: Dilutive stock options	--	237	--	234
Diluted weighted-average common shares outstanding	4,278	4 ,531	4 ,263	4 ,592

Net income(loss) per common share:
Basic	$ (0.10)	$ 0.39	$ (0.42)	$ 0.84
Diluted	$ (0.10)	$ 0.37	$ (0.42)	$ 0.80

NEXT PAGE

          Stock-Based Compensation

          At June 30, 2004, the Company had stock-based employee compensation plans, including a stock option plan. The Company accounts for this stock option plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
	(In thousands, except per share amounts)

Net income(loss), as reported	$(431)	$1,686	$(1,811)	$3,663
Add: Stock-based compensation expense included in reported net income, net of related tax effects	58	72	133	148
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effect	(79)	(237)	(177)	(472)

Pro forma net income(loss)	$(452)	$1,521	$(1,855)	$3,339

Earnings(loss) per share:
Basic-as reported	$(0.10)	$0.39	$(0.42)	$0.84
Basic-pro forma	$(0.10)	$0.35	$(0.43)	$0.77

Diluted - as reported	$(0.10)	$0.37	$(0.42)	$0.80
Diluted-pro forma	$(0.10)	$0.34	$(0.43)	$0.73

There are 371,277 options that are currently exercisable. The fair value of each option was estimated on the date granted using the Black-Scholes option pricing model. There were no options granted during the first six months of 2004. The fair value of the options granted in 2003 and 2002 was estimated to be $5.86 and $7.25, respectively. The following weighted-average assumptions were used for grants in 2003 and 2002: risk free interest rate of 1.96% and 4.49%; expected dividend yield of 1.2%; expected life of five years; and expected volatility of 25.87% and 28.75%.

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

NEXT PAGE

2.       Agreement to Merge with Provident Bancorp, Inc.

          On March 16, 2004, the Company announced that it had executed a definitive agreement with Provident Bancorp, Inc. ("Provident") in which Provident will acquire the Company in exchange for cash and stock. The transaction was valued at approximately $153.4 million based upon the March 15 closing price for Provident. The total value of the transaction, and the implied value of the stock portion of the merger consideration, will fluctuate prior to completion of the merger as a result of fluctuations in the market price of Provident common stock prior to closing. Under the terms of the agreement, stockholders of the Company will be entitled to receive either cash or shares of Provident common stock, subject to election and allocation procedures which are intended to ensure that, in the aggregate, 50% of the shares of the Company are converted into the right to receive cash of $32.26 per share and that 50% are converted into the right to receive 2.781 shares of Provident common stock. It is currently anticipated that the merger will close in the fourth quarter of 2004 and is subject to receiving requisite regulatory and shareholder approvals and other customary conditions. The date of the annual meeting of shareholders has been set for September 22, 2004.

3.       Loan Portfolio Composition

          The following table sets forth the composition of the Company's loan portfolio in dollar amounts and percentage of the portfolio at the dates indicated.

	At June 30, 2004		At December 31, 2003
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real Estate Loans:
One- to four-family	$ 72,048	24.53%	$ 96,286	29.61%
One-to four-family held for sale	351	0.12	445	0.14
Multi family and commercial real estate	158,905	54.10	154,180	47.41
Construction and development	5,585	1.90	4,118	1.27
Total real estate loans	236,889	80.65	255,029	78.43
Commercial business loans	27,293	9.29	25,253	7.77
Consumer loans:
Automobile	693	0.24	17,562	5.40
Home equity	28,130	9.58	26,588	8.18
Other consumer loans	722	0.24	735	0.22
Total consumer loans	29,545	10.06	44,885	13.80
Total loans	293,727	100.00%	325,167	100.00%
Premiums and deferred loan costs, net	725		736
Allowance for loan losses	(3,660)		(4,925)
Total loans, net	$290,792		$320,978

          During the second quarter of 2004, the Company disposed of all of the automobiles and related lease receivables in the automobile lease portfolio for total consideration of $7.1 million, of which $7.0 million was received by Warwick Savings in cash and $44,000 is being held in escrow. The Company realized a loss on the sale of $2.6 million beyond the $4.1 million of reserves established for this portfolio through March 31, 2004. The net after tax amount of the proceeds from the sales of automobiles in this portfolio may be paid as a special cash dividend to shareholders pursuant to provisions of the previously announced merger agreement between the Company and Provident Bancorp.

NEXT PAGE

While the Company has disposed of such automobiles, the ultimate amount of the dividend, (if any) will depend on a number of additional factors, including legal limitations (including the approval of the New York State Banking Department in respect of any special dividend payment by Warwick Savings). While there can be no assurance as to the amount or timing of the dividend, or whether any dividend will be declared and paid, based upon the amounts received and the applicable expenses, the Company and Provident Bancorp have agreed that the amount available that may be declared as a special dividend is $4,150,000. However, the ultimate declaration of that dividend is subject to, among other things, approval of the New York State Banking Department.

4.       Non-Performing Assets

          The following table sets forth information regarding non-accrual loans, other past due loans and other real estate owned at the dates indicated.

	June 30, 2004	December 31, 2003
	(Dollars in thousands)
Non-accrual loans:
One- to four-family	$977	$1,460
Multi family and commercial real estate	---	---
Commercial business loans	---	---
Consumer loans	11	11
Total non-accrual loans	988	1,471
Accruing loans delinquent 90 days or more:
One- to four-family	---	740
Multi family and commercial real estate	98	--
Total	98	740
Total non-performing loans	1,086	2,211
Foreclosed real estate:
One- to four-family	96	505
Total	96	505
Total non-performing assets	$1,182	$2,716
Non-performing loans to total loans	0.37%	0.68%
Total non-performing assets to total assets	0.16%	0.36%

NEXT PAGE

 5.       Allowance for Loan Losses

          The following table sets forth the activity in the Company's allowance for loan losses at and for the periods indicated.

	Six Months Ended June 30,		Year Ended December 31,
	2004	2003	2003
	(Dollars in thousands)
Allowance for loan losses:
Balance at beginning of period	$4,925	$4,932	$4,932
Charge-offs:
Commercial business	---	36	112
Consumer loans	7,327	18	30
Total charge-offs	7,327	54	142
Recoveries:
Commercial business	---	6	19
Consumer loans	4	17	26
Total recoveries	4	23	45

Provision for loan losses	6,058	90	90
Balance at end of Period	$3,660	$4,991	$4,925

Ratio of net charge-offs during the period to average loans outstanding	2.29%	0.01%	0.03%
Ratio of allowance for loan losses to total loans at end of period	1.25%	1.29%	1.51%
Ratio of allowance for loan losses to non- performing loans	337.02%	214.85%	222.75%

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

          The Company's results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on its interest-earning assets, such as loans and securities, and the interest expense on its interest-bearing liabilities, such as deposits and borrowed funds. Results of operations are also affected by non-interest income(loss) and expense, the provision for loan losses and income tax expense. Non-interest income(loss) consists primarily of service charges, gain on sales of loans, gains (loss) on securities available for sale, net increases in the cash surrender value of bank-owned life insurance ("BOLI") and other fees. Non-interest expenses consist primarily of employee

NEXT PAGE

compensation and benefits, occupancy expenses, federal deposit insurance premiums, net costs of real estate owned, data processing fees and other operating expenses. The Company's results of operations are also significantly affected by general economic and competitive conditions (particularly changes in market interest rates), government policies, changes in accounting standards and actions of regulatory agencies.

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

Financial Condition

          Total assets. Total assets as of June 30, 2004 were $718.0 million, a decrease of $42.0 million, or 5.5%, from total assets of $760.0 million at December 31, 2003. Average total assets for the six months ended June 30, 2004 were $745.7 million, a decrease of $60.8 million, or 7.5%, from average total assets of $806.5 million at June 30, 2003.

          Total securities. Total securities decreased by $28.5 million, or 8.4%, to $312.4 million at June 30, 2004 from $340.9 million at December 31, 2003. Securities available for sale decreased by $27.7 million, or 8.2%, primarily as the result of the prepayments on its mortgage-backed securities portfolio coupled with investment security calls due to the prevailing low interest rate environment.

NEXT PAGE

          Net loans. Net loans as of June 30, 2004 were $290.8 million, a decrease of $30.2 million, or 9.4%, from net loans of $321.0 million at December 31, 2003. The decrease in net loans was primarily attributable to the $24.3 million decrease in one-to four- family real estate loans resulting from very high loan repayments and the $15.4 million decrease in consumer loans as a result of the sale of the automobile lease portfolio.

          Deposits. Deposits as of June 30, 2004 were $485.3 million, down $2.3 million, or 0.5%, from December 31, 2003. The Company's deposit mix has continued to change. Savings and NOW account balances, which totaled $254.3 million at June 30, 2004, represented 52.4% of deposits as of that date, compared with 50.9% at December 31, 2003. Demand accounts totaled $77.0 million and represented 15.9% of total deposits at June 30, 2004, compared to 14.6% at December 31, 2003. Money market account balances, which totaled $62.3 million at June 30, 2004, represented 12.8% of deposits as of that date, compared to 14.4% at December 31, 2003. Time certificates declined to 18.9% of deposits at June 30, 2004 from 20.1% at December 31, 2003.

          FHLBNY advances. Advances from the FHLBNY decreased $31.4 million, or 17.1%, to $152.1 million at June 30, 2004 from $183.5 million at December 31, 2003. The decrease in borrowings was funded with the significant cash flows from loan and security repayments as set forth above.

          Stockholders' Equity. Stockholders' equity decreased $5.8 million to $68.0 million at June 30, 2004, compared to $73.8 million at December 31, 2003. The decrease was primarily due to the increase of $3.7 million in the after-tax unrealized losses on securities available for sale. In addition, equity decreased due to the net loss of $1.8 million and the payment of cash dividends of $1.4 million. Partially offsetting these decreases was the $1.3 million increase due to the allocation of employee stock ownership plan shares and the vesting of shares issued under the Company's recognition and retention plan.

          During the first six months of 2004, the Company repurchased 24,419 shares of its common stock at a cost of $760,000. On July 21, 2004, the Company declared a dividend on its common stock of $0.15 per share of common stock. The dividend will be paid on August 12, 2004 to stockholders of record on July 31, 2004.

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

NEXT PAGE
	Three Months Ended June 30,
	2004			2003
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets:	(Dollars in thousands)
Interest-earning assets:
One-to four-family loans, net	$ 79,988	$1,457	7.29%	$179,544	$ 3,071	6.84%
Multi family and commercial real estate loans, net	162,936	2,860	7.02	155,628	2,844	7.31
Commercial business loans, net	29,799	342	4.59	27,412	401	5.85
Consumer loans, net	41,793	470	4.50	46,437	780	6.72
Mortgage-backed securities	140,035	1,335	3.81	187,791	1,618	3.45
Collateralized mortgage obligations	106,114	900	3.39	78,057	312	1.60
Interest earning accounts at banks	65,384	139	0.85	25,460	69	1.08
Investment securities	75,524	900	4.77	66,786	833	4.99
Total interest-earning assets (1)	701,573	8,403	4.79	767,115	9,928	5.18
Non-interest earning assets	42,615			44,460
Total assets	$744,188			$811,575
Liabilities and stockholders' equity:
Interest-bearing liabilities:
Savings and NOW deposits	$250,360	598	0.96%	$249,264	877	1.41%
Mortgagor's escrow deposits	1,941	9	1.85	3,365	17	2.02
Money market accounts	64,083	152	0.95	83,381	231	1.11
Time deposits	92,238	433	1.88	108,563	695	2.56
Total deposits	408,622	1,192	1.17	444,573	1,820	1.64
Borrowed funds	173,774	2,254	5.19	213,326	2,782	5.22
Total interest-bearing liabilities	582,396	3,446	2.37	657,899	4,602	2.80
Non-interest bearing liabilities	89,812			76,742
Total liabilities	672,208			734,641
Stockholders' equity	71,980			76,934
Total liabilities and stockholders' equity	$744,188			$811,575
Net interest income/interest rate spread		$4,957	2.42%		$5,326	2.38%
Net interest-earning assets/net interest margin	$119,177		2.83%	$109,216		2.78%

Ratio of interest-earning assets to interest-bearing liabilities			120.46%			116.60%

(1)  In computing the average balances of loans, non-accrual loans have been included.

NEXT PAGE
	Six Months Ended June 30,
	2004			2003
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets:	(Dollars in thousands)
Interest-earning assets:
One-to four-family loans, net	$ 86,210	$3,029	7.03%	$200,624	$ 6,887	6.87%
Multi family and commercial real estate loans, net	160,346	5,650	7.05	153,707	5,649	7.35
Commercial business loans, net	28,997	701	4.83	28,361	812	5.73
Consumer loans, net	43,624	1,141	5.23	48,024	1,608	6.70
Mortgage-backed securities	137,461	2,930	4.26	173,096	3,329	3.85
Collateralized mortgage obligations	112,644	1,935	3.44	60,341	734	2.43
Interest earning accounts at banks	52,197	221	0.85	34,753	182	1.05
Investment securities	81,445	1,841	4.52	63,591	1,640	5.16
Total interest-earning assets (1)	702,924	17,448	4.96	762,497	20,841	5.47
Non-interest earning assets	42,775			43,955
Total assets	$745,699			$806,452
Liabilities and stockholders' equity:
Interest-bearing liabilities:
Savings and NOW deposits	$247,113	1,188	0.96%	$241,459	1,986	1.64%
Mortgagor's escrow deposits	1,715	15	1.75	2,852	30	2.10
Money market accounts	65,339	299	0.92	82,720	507	1.23
Time deposits	94,068	909	1.93	111,105	1,466	2.64
Total deposits	408,235	2,411	1.18	438,136	3,989	1.82
Borrowed funds	176,901	4,564	5.16	214,775	5,571	5.19
Total interest-bearing liabilities	585,136	6,975	2.38	652,911	9,560	2.93
Non-interest bearing liabilities	86,933			74,782
Total liabilities	672,069			727,693
Stockholders' equity	73,630			78,759
Total liabilities and stockholders' equity	$745,699			$806,452
Net interest income/interest rate spread		$10,473	2.58%		$11,281	2.54%
Net interest-earning assets/net interest margin	$117,788		2.98%	$109,586		2.96%

Ratio of interest-earning assets to interest-bearing liabilities			120.13%			116.78%

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

	Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003			Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003
	Increase (Decrease) in Net Interest Income Due to			Increase (Decrease) in Net Interest Income Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)			(In thousands)
Interest-earning assets:
One-to four-family loans, net	$(1,703)	$ 89	$(1,614)	$(3,928)	$ 70	$(3,858)
Multi family and commercial real estate loans, net	134	(118)	16	244	(243)	1
Commercial business loans, net	35	(94)	(59)	18	(129)	(111)
Consumer loans, net	(78)	(232)	(310)	(147)	(320)	(467)
Mortgage-backed securities	(411)	128	(283)	(685)	286	(399)
Collateralized mortgage obligations	112	476	588	636	565	1,201
Interest earning accounts at banks	108	(38)	70	91	(52)	39
Investment securities	109	(42)	67	460	(259)	201
Total	(1,694)	169	(1,525)	(3,311)	(82)	(3,393)

Interest-bearing liabilities:
Savings and NOW deposits	4	(283)	(279)	47	(845)	(798)
Mortgagor's escrow deposits	(7)	(1)	(8)	(12)	(3)	(15)
Money market deposits	(53)	(26)	(79)	(107)	(101)	(208)
Time deposit	(105)	(157)	(262)	(225)	(332)	(557)
Borrowed funds	(516)	(12)	(528)	(982)	(25)	(1,007)
Total	(677)	(479)	(1,156)	(1,279)	(1,306)	(2,585)
Net change in net interest income	$ (1,017)	$ 648	$ (369)	$ (2,032)	$ 1,224	$ (808)

Comparison of Operating Results for the Three Months Ended June 30, 2004 and 2003

          General. For the three months ended June 30, 2004, the Company recognized a net loss of $431,000, or $0.10 per diluted share, as compared to net income of $1.7 million, or $0.37 per diluted share, for the three months ended June 30, 2003, which represents a $2.1 million decrease. The decrease was due to the $2.6 million provision for loan loss that resulted from the sale of the Company's automobile lease portfolio. For the second quarter ended June 30, 2004, annualized return on average assets ("ROAA") and annualized return on average equity ("ROAE") were (0.23%) and (2.40)%, respectively. The ROAA and ROAE for the corresponding quarter of 2003 were 0.83% and 8.77%, respectively.

NEXT PAGE

          Interest Income. Interest income amounted to $8.4 million for the three months ended June 30, 2004, as compared to $9.9 million for the three months ended June 30, 2003. This decrease of $1.5 million, or 15.2%, reflects the impact of the Federal Reserve Bank's interest rate reductions, which led to a significant increase in one-to four-family mortgage loan and mortgage-backed securities prepayments that were reinvested at lower yields. The Company chose to reinvest these funds primarily in agency mortgage-backed securities and agency collateralized mortgage obligations at relatively lower yields rather than in long-term fixed-rate residential mortgages in order to manage its exposure in an anticipated rising rate environment. Average interest-earning assets for the quarter ended June 30, 2004 decreased $65.5 million, or 8.5% over average interest-earning assets for the quarter ended June 30, 2003. Average loan balances decreased by $94.5 million for the quarter ended June 30, 2004 while the average balances of securities and other earning assets grew by $29.0 million. Average yields on interest-earning assets fell by 39 basis points to 4.79% for the quarter ended June 30, 2004 from 5.18% for the comparable period in 2003.

          Interest Expense. Total interest expense for the three-month period ended June 30, 2004 decreased by $1.2 million when compared to the same three-month period one year earlier. The decrease was primarily due to the decrease in the average balance of borrowed funds, lower rates paid on interest-bearing deposits, and a higher concentration of non-interest-bearing and low interest-bearing deposits in 2004. Average rates paid on interest-bearing liabilities for the three-month period ended June 30, 2004 declined 43 basis points to 2.37% from 2.80% the prior year.

          Net Interest Income. Net interest income for the three months ended June 30, 2004 decreased $369,000, or 6.9%, to $5.0 million compared to $5.3 million for the three months ended June 30, 2003, which was due primarily to the $99.6 million decrease in average one-to four-family loans. Net interest margin is net interest income expressed as a percentage of total average earning assets. For the quarter ended June 30, 2004, the net interest margin was 2.83% as compared to 2.78% for the quarter ended June 30, 2003. Average interest-earning assets decreased $65.5 million from $767.1 million for the quarter ended June 30, 2003 to $701.6 million for the quarter ended June 30, 2004, while average interest-bearing liabilities decreased $75.5 million from $657.9 million to $582.4 million for the same period.

          Provision for Loan Losses. The provision for loan losses for the three months ended June 30, 2004 increased $2.6 million compared to the three months ended June 30, 2003. The increase in the provision was a result of the sale of the automobile lease portfolio.

          During the second quarter of 2004, the Company disposed of all of the automobiles and related lease receivables in the automobile lease portfolio for total consideration of $7.1 million; of which $7.0 million was received by Warwick Savings in cash and $44,000 is being held in escrow. The Company realized a loss on the sale of $2.6 million beyond the $4.1 million of reserves previously established for this portfolio through March 31, 2004. The net after tax amount of the proceeds from the sale of automobiles and leases in this portfolio may be paid as a special cash dividend to shareholders pursuant to provisions of the previously announced merger agreement between the Company and Provident Bancorp. While the Company has disposed of the automobile lease portfolio, the ultimate amount of the dividend, (if any) will depend on a number of additional factors, including legal limitations (including the approval of the New York State Banking Department in respect of any special dividend payment by Warwick Savings). While there can be no assurance as to the amount or timing of the dividend, or whether any dividend will be declared and paid, based upon the amounts received and the applicable expenses, the Company and Provident Bancorp have agreed that the amount available that may be declared as a special dividend is $4,150,000. However, the ultimate declaration of that dividend is subject to, among other things, approval of the New York State Banking Department.

NEXT PAGE

          Non-Interest Income. Non-interest income, net, for the quarter ended June 30, 2004 was $1.6 million as compared to non-interest income of $1.9 million for the respective quarter of 2003. The decrease was primarily attributable to the $217,000 decrease in net gain on securities transactions for the quarter ended June 30, 2004, as compared to the quarter ended June 30, 2003.

          Non-Interest Expense. Non-interest expense for the three-months ended June 30, 2004 increased $231,000 when compared to the same period in 2003. Professional fees increased $295,000 due to costs incurred in the administration and sale of the Company's automobile lease portfolio.

          Provision for Income Taxes. The $1.4 million decrease in the provision for income taxes for the three-month period ended June 30, 2004, as compared to the three-month period ended June 30, 2003, was primarily attributable to the 131.0% decrease in pre-tax income. The applicable tax rates for the second quarter of 2004 and 2003 were (47.63)% and 36.54%, respectively. The tax rate for the second quarter of 2004 was affected by non-deductible merger costs and higher fair market value adjustments related to the Company's Employee Stock Option Plan as compared to the second quarter of 2003.

Comparison of Operating Results for the Six Months Ended June 30, 2004 and 2003

          General. For the six months ended June 30, 2004, the Company recognized a net loss of $1.8 million, or $0.42 per diluted share, as compared to net income of $3.7 million, or $0.80 per diluted share, for the six months ended June 30, 2003, which represents a $5.5 million decrease. The decrease was primarily due to the $3.4 million provision for loan loss that was taken in the first quarter as a result of an assessment of the Company's automobile lease portfolio and the additional $2.6 million provision for loan loss on the sale of the automobile lease portfolio. For the six months ended June 30, 2004, annualized return on average assets ("ROAA") and annualized return on average equity ("ROAE") were (0.49%) and (4.92)%, respectively. The ROAA and ROAE for the corresponding period of 2003 were 0.91% and 9.30%, respectively.

          Interest Income. Interest income amounted to $17.4 million for the six months ended June 30, 2004, as compared to $20.8 million for the six months ended June 30, 2003. This decrease of $3.4 million, or 16.3%, reflects the impact of the Federal Reserve Bank's interest rate reductions, which led to a significant increase in one-to four-family mortgage loan and mortgage-backed securities prepayments that were reinvested at lower yields. The Company chose to reinvest these funds primarily in agency mortgage-backed securities and agency collateralized mortgage obligations at relatively lower yields rather than in long-term fixed-rate residential mortgages in order to manage its exposure in an anticipated rising rate environment. Average interest-earning assets for the six months ended June 30, 2004 decreased $59.6 million, or 7.8% over average interest-earning assets for the six months ended June 30, 2003. Average loan balances decreased by $111.5 million for the six months ended June 30, 2004 while the average balances of securities and other earning assets grew by $52.0 million. Average yields on interest-earning assets fell by 51 basis points to 4.96% for the six months ended June 30, 2004 from 5.47% for the comparable period in 2003.

          Interest Expense. Total interest expense for the six-month period ended June 30, 2004 decreased by $2.6 million when compared to the same six-month period one year earlier. The decrease was primarily due to the decrease in the average balance of borrowed funds, lower rates paid on interest-bearing deposits, and a higher concentration of non-interest-bearing and low interest-bearing deposits in 2004. Average rates paid on interest-bearing liabilities for the six-month period ended June 30, 2004 declined 55 basis points to 2.38% from 2.93% the prior year.

NEXT PAGE

          Net Interest Income. Net interest income for the six months ended June 30, 2004 decreased $808,000, or 7.1%, to $10.5 million compared to $11.3 million for the six months ended June 30, 2003, which was due primarily to the $114.4 million decrease in average one-to four-family loans. For the six months ended June 30, 2004, the net interest margin was 2.98% as compared to 2.96% for the comparable period in 2003. Average interest-earning assets decreased $59.6 million from $762.5 million for the six months ended June 30, 2003 to $702.9 million for the period ended June 30, 2004, while average interest-bearing liabilities decreased $67.8 million from $652.9 million to $585.1 million for the same period.

          Provision for Loan Losses. The provision for loan losses for the six months ended June 30, 2004 increased $6.0 million compared to the six months ended June 30, 2003. The increase in the provision was a result of the assessment done of the automobile leases during the first quarter of 2004 and the $2.6 million loss that was recognized on the sale of this portfolio during the second quarter of 2004.

          At March 31, 2004, the Company had $13.7 million in automobile leases originated through a third party. Substantially all of these leases were scheduled to expire in 2004 and no leases have been originated since August 30, 2001. The third party that originated the leases was responsible for any shortfall between the loan amount and the proceeds from any insurance and the sale of the automobiles. In March 2004, the Company learned that this third party did not have the financial capability to pay any such shortfall. The Company reviewed the actual sales prices of terminated lease vehicles as well as an independent assessment of the anticipated value of the automobiles as they become available for sale throughout 2004. The Company used this information to determine the appropriate provision for losses on this portion of its portfolio. During the second quarter of 2004, the Company disposed of all of the automobiles and related lease receivables in the automobile lease portfolio for total consideration of $7.1 million; of which $7.0 million was received by Warwick Savings in cash and $44,000 is being held in escrow. The Company realized a loss on the sale of $2.6 million beyond the $4.1 million of reserves previously established for this portfolio through March 31, 2004. The net after tax amount of the proceeds from the sale of automobiles and leases in this portfolio may be paid as a special cash dividend to shareholders pursuant to provisions of the previously announced merger agreement between the Company and Provident Bancorp. While the Company has disposed of the automobile lease portfolio, the ultimate amount of the dividend, (if any) will depend on a number of additional factors, including legal limitations (including the approval of the New York State Banking Department in respect of any special dividend payment by Warwick Savings). While there can be no assurance as to the amount or timing of the dividend, or whether any dividend will be declared and paid, based upon the amounts received and the applicable expenses, the Company and Provident Bancorp have agreed that the amount available that may be declared as a special dividend is $4,150,000. However, the ultimate declaration of that dividend is subject to, among other things, approval of the New York State Banking Department.

          Non-Interest Income. Non-interest income, net, for the six months ended June 30, 2004 and 2003 totaled $3.0 million and $3.8 million, respectively. Net gain on securities transactions and service and fee income decreased $340,000 and $237,000, respectively, for the six month period ended June 30, 2004, as compared to the same period ended June 30, 2003. The decrease in service and fee income resulted primarily from the decrease in loan prepayment penalties and the decrease in the income generated from the sales of mutual funds and tax-deferred annuities.

          Non-Interest Expense. Non-interest expense for the six-months ended June 30, 2004 increased $1.2 million when compared to the same period in 2003. Professional fees increased $1.0 million due to merger costs incurred and costs associated with the sale of the Company's automobile lease portfolio. Salaries and employee benefits increased $224,000 for the six months ended June 30, 2004. The increase in salaries and employee benefits was primarily related to annual merit increases, staff for the new branch in Goshen which opened in June 2003 and an increase in medical claims.

NEXT PAGE

          Provision for Income Taxes. The $3.2 million decrease in the provision for income taxes for the six-month period ended June 30, 2004, as compared to the six-month period ended June 30, 2003, was primarily attributable to the 148.0% decrease in pre-tax income. The applicable tax rates for the first half of 2004 and 2003 were (35.78)% and 37.65%, respectively.

Liquidity and Capital Resources

          The overall objective of our liquidity management is to ensure the availability of sufficient cash funds to meet all financial commitments and to take advantage of investment opportunities. The Company manages liquidity in order to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature and to fund new loans and investments as opportunities arise.

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

          At June 30, 2004, loan origination commitments totaled $16.7 million and the unadvanced/unused portion of lines of credit totaled $38.0 million. Management of the Company believes it will have sufficient funds available to meet its current originations and other lending commitments.

          Deposit flows are generally affected by the level of market interest rates, the interest rates and other conditions on deposit products offered by the Company's banking competitors, and other factors. The net decrease in total deposits was $2.3 million for the six months ended June 30, 2004. Certificates of deposit scheduled to mature in under one year from June 30, 2004 totaled $72.8 million. Based on historical experience and pricing strategy, management believes that a significant portion of such deposits will remain with the Company.

          The Warwick Savings Bank and Towne Center Bank maintain appropriate levels of liquid assets. As a member of the FHLBNY, Warwick Savings has the availability of a line of credit in the amount of $36.2 million on an over-night basis. In accordance with the FHLBNY's credit policy, the Company now has total credit facilities available of nearly $76.8 million, inclusive of the aforementioned amounts, before the delivery of qualifying collateral is required.

          At June 30, 2004, the Company had cash and due from banks of $70.8 million and securities available for sale of $310.0 million. Management believes these amounts, together with the Company's borrowing capabilities, to be more than adequate to meet its short-term cash needs.

NEXT PAGE

          The Company's liquidity is available to, among other things, support future expansion of operations or diversification into other banking related businesses, pay dividends or repurchase its common stock. Total dividends declared and paid for the six-months ended June 30, 2004 aggregated $0.30 per share, or a total of $1.3 million. The declaration and payment of dividends are subject to, among other things, Warwick's financial condition and results of operations, regulatory capital requirements, tax considerations, industry standards, economic conditions, regulatory restrictions, general business practices and other factors.

Regulatory Capital Position

          The Company's primary regulator, the Federal Reserve Board (the "Federal Reserve") which regulates bank holding companies, has issued guidelines classifying and defining bank holding company capital into the following components: (1) Tier I capital, which includes tangible stockholders' equity for common stock and certain perpetual preferred stock, and (2) Tier II capital, which includes a portion of the allowance for loan losses and preferred stock that does not qualify as Tier I capital. The risk-based capital guidelines require financial institution holding companies to maintain specific capital levels according to defined credit risk factors (risk-adjusted assets). As of June 30, 2004, the minimum Tier I and combined Tier I and Tier II capital ratios required by the Federal Reserve for capital adequacy were 4% and 8%, respectively.

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

The following table shows Warwick Savings' regulatory capital positions and ratios at June 30, 2004.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Percent	Amount	Percent	Amount	Percent
Total Capital (to risk-weighted assets)	$57,260	17.22%	$26,599	8.00%	$33,249	10.00%
Tier 1 Capital (to risk-weighted assets)	54,087	16.27	13,300	4.00	19,949	6.00
Tier 1 Capital (to average assets)	54,087	7.69	28,145	4.00	35,181	5.00

NEXT PAGE

The following table shows the Parent Company's regulatory capital positions and ratios as of June 30, 2004.

	Actual Capital		For Capital Adequacy Purposes		To Be Well Capitalized
	Amount	Percent	Amount	Percent	Amount	Percent
Total Capital (to risk-weighted assets)	$72,496	19.60%	$29,597	8.00%	$36,997	10.00%
Tier 1 Capital (to risk-weighted assets)	68,836	18.61	14,799	4.00	22,198	6.00
Tier 1 Capital (to average assets)	68,836	9.28	29.676	4.00	N/A	N/A

Item 3.  Quantitative And Qualitative Disclosures About Market Risk

          Quantitative and qualitative disclosure about market risk is presented at December 31, 2003 in the Company's Annual Report on Form 10-K, which was filed with the SEC on March 15, 2004. There have been no material changes in the Company's market risk at June 30, 2004 as compared to December 31, 2003. The Company's most significant form of market risk is interest rate risk, as the majority of its assets and liabilities are sensitive to changes in interest rates. As noted in Item 2, Management's Discussion and Analysis, the decrease in the Company's net interest income is due primarily to the decline in the volume of interest earning assets in 2004. Market risk is reviewed quarterly by the Company's Asset Liability Committee.

Item 4.  Controls and Procedures

          Evaluation of Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Section 13(a)-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) as of June 30, 2004 was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no changes in internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the six months ended June 30, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchase of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Number of Shares Purchased as Part of a Publicly Announced Plan (1) (2)	(d) Maximum Number of Shares that May Yet be Purchased Under the Plans(1)

April 1 - April 30, 2004	---	---	---	---
May 1 - May 31, 2004	24,419	$31.12	24,419	2,873
June 1 - June 30, 2004	---	---	---	2,873
	24,419	$31.12	24,419	2,873

(1)	Ninth stock repurchase program that was announced on March 19, 2003 which allows the Company to repurchase up to 229,706 shares of its outstanding common stock.

(2)	Tenth stock repurchase program that was announced on November 19, 2003 which allows the Company to repurchase 224,803 shares of its outstanding common stock. There are been no repurchases under this program.

All shares were repurchased in open market purchases.

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

See Index to Exhibits.

(b) Reports on Form 8-K

On April 12, 2004, the Company filed a Form 8-K with the SEC announcing its intention to select a new date for the annual meeting of shareholders.

NEXT PAGE
SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Warwick Community Bancorp, Inc.
(Registrant)

Date: August 9, 2004	By:	/s/ Fred G.Kowal
Fred G. Kowal Chairman and Chief Executive Officer (Duly Authorized Officer)

Date: August 9, 2004	By:	/s/ Arthur W. Budich
Arthur W. Budich Senior Vice President and Chief Financial Officer (Principal Financial Officer)

NEXT PAGE

INDEX TO EXHIBITS

Exhibit Number	Document

3.1	Certificate of Incorporation of Warwick Community Bancorp, Inc. (11)

3.2	Bylaws of Warwick Community Bancorp, Inc., as amended. (13)

4.1	Certificate of Incorporation of Warwick Community Bancorp, Inc. (11)

4.2	Bylaws of Warwick Community Bancorp, Inc., as amended. See Exhibit 3.2.

4.3	Form of Stock Certificate of Warwick Community Bancorp, Inc. (1)

4.4	Rights Agreement between Warwick Community Bancorp, Inc. and Registrar and Transfer Company, dated as of October 17, 2000, as amended by Amendment No. One to the rights Agreement dated September 17, 2002 (6)

4.5	Form of Right Certificate (7)

4.6	Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock of Warwick Community Bancorp, Inc. (7)

10.1	Employment Agreement by and between Warwick Community Bancorp, Inc. and Fred G. Kowal (8)

10.2	Amendment No. 1 to the Employment Agreement by and between Warwick Community Bancorp, Inc. and Fred G. Kowal (10)

10.3	Employment Agreement by and between Warwick Community Bancorp, Inc. and Ronald J. Gentile (2)

10.4	First Amendment to Employment Agreement by and between Warwick Community Bancorp, Inc. and Ronald J. Gentile (4)

10.5	Employment Agreement by and between Warwick Community Bancorp, Inc. and Arthur W. Budich (2)

10.6	First Amendment to Employment Agreement by and between Warwick Community Bancorp, Inc. and Arthur W. Budich (4)

10.7	Recognition and Retention Plan of Warwick Community Bancorp, Inc. (3)

10.8	First Amendment to the Recognition and Retention Plan of Warwick Community Bancorp, Inc. (5)

10.9	Second Amendment to the Recognition and Retention Plan of Warwick Community Bancorp, Inc. (8)

NEXT PAGE
10.10	Trust Agreement between Warwick Community Bancorp, Inc. and Orange County Trust Company for the Recognition and Retention Plan of Warwick Community Bancorp, Inc. (2)

10.11	Stock Option Plan of Warwick Community Bancorp, Inc. (3)

10.12	First Amendment to the Stock Option Plan of Warwick Community Bancorp, Inc. (5)

10.13	Form of Amended Stock Option Agreement for Directors under the Stock Option Plan of Warwick Community Bancorp, Inc (9)

10.14	Form of Amended Stock Option Agreement for Employees under the Stock Option Plan of Warwick Community Bancorp, Inc.(9)

10.15	Benefit Restoration Plan of The Warwick Savings Bank (1)

10.16	Grantor Trust Agreement by and between The Warwick Savings Bank and HSBC Bank USA for the Benefit Restoration Plan of The Warwick Savings Bank (2)

10.17	Change in Control Severance Plan of Warwick Community Bancorp, Inc. and Affiliates (9)

10.18	Supplemental Executive Retirement Plan of Warwick Community Bancorp, Inc. (12)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications.

(1)	Incorporated herein by reference to the Exhibits to the Company's Registration Statement on Form S-1, filed on September 19, 1997, Registration No. 333-36021.

(2)	Incorporated herein by reference to the Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1998.

(3)	Incorporated herein by reference to the Company's definitive Proxy Statement for the Special Meeting of Shareholders held on June 24, 1998.

(4)	Incorporated herein by reference to the Exhibits to the Company's Annual Report on Form 10-K for the transition period from June 1, 1998 to December 31, 1998.

(5)	Incorporated herein by reference to the Company's definitive Proxy Statement for the Annual Meeting of Shareholders held on April 20, 1999.

(6)	Incorporated herein by reference to the Exhibits to the Company's Registration Statement on Form 8-A, filed on October 18, 2000.

(7)	Incorporated herein by reference to the Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

NEXT PAGE
(8)	Incorporated herein by reference to the Exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(9)	Incorporated herein by reference to the Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(10)	Incorporated herein by reference to Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(11)	Incorporated herein by reference to the Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

(12)	Incorporated herein by reference to the Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

(13)	Incorporated herein by reference to the Exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.